Form 10KSB
period 1999-12-31
IP FACTORY INC
filed 2000-04-14
CIK 1092839

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31,1999.


                        Commission File Number 000-27897


                                IP FACTORY, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                        95-4737507
    ----------------------                          -------------------
    (State of organization)                         (I.R.S. Employer
                                                    Identification No.)

            860 VIA DE LA PAZ, SUITE E-1, PACIFIC PALISADES, CA 90272
          -----------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code (310-230-6100)


       Securities registered pursuant to Section 12(b) of the Act,
                                      None

       Securities registered pursuant to Section 12(g) of the Act:
                                 Title of Class
                    Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Issuer's revenues for its most recent fiscal year.               $0.00

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the average of the high and low prices of the Common Stock on the OTC Bulletin Board on March 1, 2000, was $0.00 (no trading market exists). For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $0.001 Par Value, outstanding at April 1, 2000, was 1,019,000.

                     Documents incorporated by reference:     None

                   TABLE OF CONTENTS - 1999 FORM 10-KSB REPORT

                                                                       Page
                                                                     Numbers
                                                                     -------
                                     PART I

Item   1.      Business                                                    4

Item   2.      Properties                                                  6

Item   3.      Legal Proceedings                                           6

Item   4.      Submission of Matters to a Vote of Security Holders         6

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                         6

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         7

Item   7.      Financial Statements                                        9

Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         9

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act                                        10

Item  10.      Executive Compensation                                     11

Item  11.      Security Ownership of Certain Beneficial Owners
               and Management                                             11

Item  12.      Certain Relationships and Related Transactions             12

Item  13.      Exhibits and Reports on Form 8-K                           13

Signatures                                                                14

                                     PART I


Item   1.      Business


IP FACTORY, Inc. will provide leading worldwide enterprises with optimizedsolutions for integrating network and Internet design, implementation, security, maintenance and management. IP FACTORY has assembled a group of experts and professionals in areas such as Internet Protocol uniformity, Network Design, Security, Software Applications, and System Integration, each of which has a strong customer base. The IP FACTORY group will work in synergy to provide complete enterprise solutions to Global 2000 firms and government institutions worldwide while enhancing growth of its potential subsidiaries.

Rapidly Expanding Trillion Dollar Corporate Network Market

The dominating trend in today's global economy is the ability to communicate efficiently, as industry leaders continue the quest to find better ways to deliver information in a timely manner. A Business Research Group report entitled: "Web Server and the Rise of the Corporate Internet" [1997] showed that an increasing number of companies are now turning to the Web as a way to organize their internal communications. The report surveys 170 decision makers at large and medium-size companies, and shows that 23% of the sites have implemented or plan to implement the Web internally, with an additional 20% studying the option. A study by IDC examining Intranet technology concludes, "Typical implementations (of Intranets) are achieving ROI's (Return on Investment) well over 1,000 percent."

According to 1999 IBM company reports, The Information Technology industry is on target to generate $1.2 trillion in worldwide revenues by the year 2001. Networking will contribute 50%, or $600 billion by the year 2001 worldwide and will claim a 75% share of the IT market by 2003. This market is expected to continue growing at a 25% compounded rate.

The average business maintains at least 7-10 different vendors for their network/Internet needs, with each supplying only a piece of the total solution. The end result has consistently been a technology bottleneck that can often lead to massive losses in productivity, customer service deficiencies, and financial losses in the tens of millions of dollars.

A Robust Business Model

Effective communication management may be the single most important element for success in business today. Advances in technology have increased productivity, improved performance and enhanced communications by enabling people to send and receive messages quickly and effectively, when and how they want. As a result, we are also faced with the daily challenge of utilizing voice mail, personal computer, e-mail, cellular phone, PDA, fax and pager messages as tools to assist in the efficient performance of business responsibilities, as opposed to interruptions that effectively extend the time required to get work done. In our personal lives as well, the efficiency of our communication capabilities is vital to fulfilling our routine obligations in order to allow the time and ability to enjoy elective activities. IP Factory, recognizing the increasing demand and largely untapped market for integrating solutions, will address the complete range of customer needs, all under a single source of comprehensive customer support.
These include:

     _ A well-orchestrated e-business solution approach of network design combined with integration of an optimum combination of software applications, hardware components and systems support, tailored to fit the business needs of the enterprise.

     _    Integration  of  data,   voice,  fax,   graphical,   image  and  video
          communications within the organization's network.

     _ Unified messaging utilizing effective and efficient communication among e-mail, fax, pager and voice mediums, via the Internet.

     _ Highly flexible accounting system designed around the Oracle database and which is capable of handling pre-paid monthly billing, pre-paid transaction-based billing, and the traditional post-paid monthly billing systems.

     _ Solutions for the myriad of security concerns which arise in all aspects of data transmission, storage, access and management.

     _    Solutions  for the full  range of  electronic  business  and  commerce
          needs,   including  sales   transactions,   billing  and  collections,
          marketing, shipping and inventory control.

Item   2.      Properties

The Company's executive and administrative offices are located at 860 Via De La Paz, Suite E-1, Pacific Palisades, California 90272.
In 1999, the Company neither owned nor leased any real or personal property. A shareholder provided office space and services at no charge.



Item   3.      Legal Proceedings

IP Factory is not currently a party to any pending legal proceedings.



Item   4.      Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of the security holders by the Company during the year ended December 31, 1999.



                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters

The Company registered its common stock on a Form 10-SB Registration Statement on a voluntary basis, which became effective on January 1, 2000. There is currently no market for IP Factory's securities.

IP Factory
has never paid cash dividends on its common stock. Payment of future dividends will be within the discretion of IP Factory's Board of Directors and will depend on, among other factors, retained earnings, capital requirements and the operating and financial condition of IP Factory.

RECENT SALES OF UNREGISTERED SECURITIES

In November 1998, IP Factory issued to each of PageOne Business Productions, LLC ("PageOne") and Appletree Investment Company, Ltd. ("Appletree"), 9,500 shares of common stock in consideration of services rendered to IP Factory valued at $19.00 in the aggregate. There was no underwriter or placement agent involved in the offer or sale of these securities and there was no public solicitation or advertisement by IP Factory in connection with the offer or sale of these securities. The foregoing issuances of common stock were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

In March 1999, IP Factory issued 900,000 shares of common stock to Appletree and 100,000 shares of common stock to Page One. The purchase price for these shares was $0.001 per share. There was no underwriter or placement agent involved in the offer or sale of these securities and there was no public solicitation or advertisement by IP Factory in connection with the offer or sale of these securities. The foregoing issuances of common stock were exempt from registration  under of the  Securities  Act of 1933,  as  amended,  pursuant  to
Section 4(2) thereof.



Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations

PLAN OF OPERATIONS

     IP Factory will function like the "old days" movie studios. There will be a team of creatives and a team of business management. The entirety of these teams will work on each and every project together. Together, they will all be known collectively as the Talent. As was the case with the old film studios, each project will assemble a team from within the group, having a team leader (director or producer) and the creative and business backup. This will be the case whether it is a client side project or an internal one. If you think of it like day jobs and jobs of passion, this will be good. The day job will be the client projects.

EXAMPLE: Cisco Systems hires IP Factory (IPF) to produce a show for Broadband distribution, they will pay IPF a fee. After salaries and other company expenses, the net will be put back into the company and be applied to internal projects. The internal talent will pitch show concepts to management on a frequent basis. Though we will definitely start with a "slate" of internal shows, we plan to enlarge that slate form year to year. We may even adjust the initial slate depending on what our talent initially pitches.

     By following this model, we will secure equity in all projects we produce whether they are client side applications or self-produced projects (this is because we will provide the means of distribution similar to the way the old studios did it). In the above example, we will retain a small percentage of equity in the client product and, ideally through our relationship with Fusebox and Webcasts.com, we will also provide the hosting facility and the means of distribution, respectively. Additionally, our investors will be appeased by the client side as that will be the thing, at first, that keeps the cash flowing in and gives us the ability to commit to a reasonable ROI. It follows that the talent we bring in will all be established professionals in their respective fields and have their own contacts that can be made to be clients or strategic relationships or both.

     Another important factor of the company is the uniqueness from which it is being sprung. Contrary to traditional start-ups that create a business plan and see it through, we will be creating a show and forming the business plan from the actual success of the proprietary side products. Of course, we will be earning money through the client side, but our real agenda will be to form the internal production side of the company through proven successes on that front. Once we are seeing a high and steady stream of revenue from our own projects, we may spin off the client side into another company or drop it all together depending on the resources available at that time. If we do spin it off, we may be able to acquire investment at that time for the spin off company and see that one through to IPO. The value will then be the clients and the equity we retain in the shows we produce for them. The internal side would remain private and continue to reap extensive profits and build equity through intellectual property. In the long term, the company will continue to collect additional revenue streams through continued residual distribution paid by performing rights societies, guilds, etc.

     Lastly and a potentially very lucrative prong to the revenue model, additional revenue streams include merchandising, both traditional and online, e-commerce, advertising, singular show sponsorships, licensing, publishing residuals, cross media platform applications, proprietary software, product placement, etc.

Shows within the Shows - Advertising Model

     Client. We proposed approaching the investor relations departments at some of the fortune 500 companies and building ad campaigns for them for the next century type thing. For example, we could build a high-speed show (really an ad) for Coke that would be the first of its kind for Broadband. If we have the shows, we have to have the ads. However, the ads don't have to be 30, 60 and 1:30 spots like traditional TV. They could and should be shows within the shows.

     Most of the upper management team cannot be formally named at this time due to their current positions. They are involved in employment contracts and cannot afford to jeopardize their positions, stock, etc. with their current companies until we are funded and ready to roll out. This is why we cannot utilize bios, info on them. What Internet producers call rich media (the best in web broadcast), television execs simply call TV. The market is wide open for high speed "rich media" and IP FACTORY intends to be the providers.

     The Company has registered a dot.com name and has determined it can begin conducting its business with limited financing that it has arranged.


LIQUIDITY AND CAPITAL RESOURCES

     For the period since inception (November 20, 1998) through December 31, 1999, during the Company's development stage, the Company has a positive cash balance of $200.00, and has generated a net loss of ($6,389.00). Since its organization, IP Factory has satisfied its cash requirements through sales of Common Stock and cash advances from its current stockholders. Our uses of cash have been professional fees, printing costs, postage expenses and similar disbursements relating to the organization of IP Factory, filing of its registration statement on Form 10-SB and the costs of filing periodic reports with the Securities and Exchange Commission. Certain current stockholders have agreed, in their discretion, to make advances, if need be, to fund IP Factory's immediate cash needs. The Company will also seek funding through private placements of its securities and may seek a suitable business combination.



Item   7.      Financial Statements

     The financial statements and supplemental data required by this Item 7 follow the index of financial statements appearing at Item 13 of this Form 10-KSB.



Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

     Not applicable.

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information with respect to the directors and executive officers of IP Factory.

Name                                Age(1)             Position
----                                ------             --------

George Todt                          46            President and Director

James Walters                        45            Vice President and Treasurer

Betsy Rowbottom                      28            Secretary


(1) The ages of Messrs. Todt and Walters and Ms. Rowbottom are listed as of December 31, 1999.

     Our director and executive officers devote such time and attention tothe affairs of IP Factory as they believe reasonable and necessary. Set forth below is a description of the background of our director and executive officers.

     George A. Todt has been the sole director and our President since theinception of IP Factory. Since 1996, Mr. Todt has been a managing member ofPageOne Business Productions, LLC, a Delaware limited liability company. From 1990 to 1995, Mr. Todt was the chief executive officer of REPCO, Inc., a worldwide designer and builder of environmental facilities.

     James Walters has been the Vice President and the Treasurer of IP Factory since its inception. For more than 20 years, Mr. Walters has been engaged as a certified public accountant with the Los Angeles, California-based firm of Kellogg & Andelson.

     Besty Rowbottom became Secretary of IP Factory in June 1999. She hasbeen employed by PageOne since 1997 and has served as its Vice President since March 1999. From 1994 to 1997, Ms. Rowbottom served as a talent agent at HSI Productions, a Chicago, Illinois-based video production company.

     Our board of directors currently consists of one member, who serves in such capacity for a one-year term or until his successor has been elected and qualified, subject to earlier resignation, removal or death. The number of directors constituting the board of directors may be increased or decreased (but not below the minimum number required by applicable law) from time to time by resolution of the board of directors. Our officers serve at the discretion of the board of directors, subject to any effective contractual arrangements.


               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company was not subject to the reporting requirements of Section 16(a) during fiscal 1999.



Item  10.      Executive Compensation

Consistent with our present policy, no director or executive officer of IP Factory receives compensation for services rendered to the company. However, these persons are entitled to be reimbursed for expenses incurred by them in pursuit of our business objectives.



Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 1999 certain information relating to the ownership of the common stock.

Name and Address of                    Amount and Nature of         Percent of
Beneficial Owner (1)                 Beneficial Ownership (2)        Class (2)
--------------------                 ------------------------       ----------

Appletree Investment Company, Ltd          1,019,000(3)               100.0%

PageOne Business Productions, LLC            109,500                   10.7%

George Todt                                  109,500(4)                10.7%

James Walters                                109,500(4)                10.7%

Besty Rowbottom                              109,500(4)                10.7%

All officers and directors as a group        109,500(4)                10.7%
(3 persons)

------------------------

(1) Unless otherwise indicated, the address of each beneficial owner is in the care of IP Factory, Inc., 860 Via de la Paz, Suite E-1, Pacific Palisades, California 90272.

(2) Unless otherwise indicated, IP Factory believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date of this registration statement upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage of ownership is determined by assuming all options, warrants or convertible securities that are held by such person (but not held by any other person) and which are exercisable or convertible within 60 days of this registration statement have been exercised or converted.

(2) Percent of Class assumes a base of 1,019,000 shares of common stock outstanding as of December 31, 1999. (3) Consists of 909,500 shares held of record by Appletree Investment Company, Ltd., an Isle of Man corporation, and 109,500 shares held of record by PageOne Business Productions, LLC, a Delaware limited liability company, of which Appletree is a managing member. (4) Consists solely of 109,500 shares of common stock held by PageOne Business Productions, LLC, a Delaware limited liability company, of which Mr. Todt and Mr. Walters are managing members and Ms. Rowbottom is Vice President.



Item  12.      Certain Relationships and Related Transactions

     In March 1999,  IP Factory  issued  100,000  shares of common stock to Page
One, of which George Todt and James Walters are managing member and Ms. Rowbottom is Vice President. The purchase price for these shares was $0.001 per share.

Item  13.      Exhibits and Reports on Form 8-K

(a)(1) The following financial statements are contained on Pages F-1 through F-7:

          REPORT OF INDEPENDENT AUDITORS WEINBERG & COMPANY, P.A., CERTIFIED PUBLIC ACCOUNTANTS, DATED APRIL 6, 2000.

          BALANCE SHEET AS OF DECEMBER 31, 1999

          STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM NOVEMBER 20, 1998 (INCEPTION) TO DECEMBER 31, 1999

          STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM NOVEMBER 20, 1998 (INCEPTION) TO DECEMBER 31, 1999

          STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM NOVEMBER 20, 1998 (INCEPTION) TO DECEMBER 31, 1999

          NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 1999 .

(a)(3)   Exhibits

          The following exhibits are filed with this report.

3.1.1     Amended  and  Restated   Articles  of   Incorporation   of  Registrant
          (incorporated herein by reference to the Company's Registration Statement on Form 10-SB 12(g), File No. 000-27897)

3.2.1     ByLaws  of  Registrant   (incorporated  herein  by  reference  to  the
          Company's Registration Statement on Form 10-SB 12(g), File No. 000-27897)

27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         None

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of:
 IP Factory, Inc.
 (A Development Stage Company)

We have audited the accompanying balance sheet of IP Factory, Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year then ended and for the period from November 20, 1998 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of IP Factory, Inc. (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the year then ended and for the period from November 20, 1998 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a growing concern. As discussed in Note 4 to the financial statements, the Company is a development stage company without operations and has had accumulated losses of $6,389 since inception and a working capital deficiency of $5,370. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 6, 2000

                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 1999

                                     ASSETS
Cash                                                                    $   200
                                                                        -------

TOTAL ASSETS                                                            $   200
                                                                        =======

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
  Loan payable - related party                                          $ 5,570
                                                                        -------

     TOTAL LIABILITIES                                                    5,570
                                                                        -------

STOCKHOLDERS' DEFICIENCY

  Preferred stock, $.001 par value, 8,000,000 shares
  authorized, none issued and outstanding                                   -
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 1,019,000 issued and outstanding                           1,019
  Accumulated deficit during development stage                           (6,389)
                                                                        -------

     TOTAL STOCKHOLDERS' DEFICIENCY                                      (5,370)
                                                                        -------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                          $   200
                                                                        =======








                 See accompanying notes to financial statements.

                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS





                                                             November 20, 1998
                                             For the Year     (Inception) to
                                             Ended December      December
                                                31, 1999         31, 1999
                                             -------------    ---------------

INCOME                                       $       -        $       -
                                             -------------    -------------

EXPENSES

   Accounting fees                                   500              500
   Bank service charge                               120              120
   Consulting fees                                   750              769
   Legal fees                                      5,000            5,000
                                             -------------    -------------

NET LOSS                                     $    (6,370)     $    (6,389)
--------                                     =============    =============


NET LOSS PER SHARE
 BASIC AND DILUTED                           $   (0.0085)     $   (0.0094)
                                             =============    =============

WEIGHTED AVERAGE NUMBER OF  SHARES
OUTSTANDING DURING THE  PERIOD
BASIC AND DILUTED                                 753,247          677,477
                                             =============    =============







                 See accompanying notes to financial statements.

                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                      FOR THE PERIOD FROM NOVEMBER 20, 1998
                        (INCEPTION) TO DECEMBER 31, 1999



                                                                           Deficit
                                                                         Accumulated
                                                    Common Stock           During
                                                ---------------------    Development
                                                 Shares      Amount         Stage        Total
                                                ---------   ---------     ---------    ---------

Common stock issued for services                   19,000   $     19      $      -     $      19

Net loss for the year ended December 31, 1998         -           -             (19)         (19)
                                                ---------   ---------     ---------    ---------

Balance at December 31, 1998                       19,000          19           (19)         -

Common stock issued for cash                    1,000,000       1,000           -          1,000

Net loss for the year ended December 31, 1999         -           -          (6,370)      (6,370)
                                                ---------   ---------     ---------    ---------

BALANCE AT DECEMBER 31, 1999                    1,019,000   $   1,019     $  (6,389)   $  (5,370)
---------------------------                     =========   =========     =========    =========





                 See accompanying notes to financial statements.

                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                      November
                                                    For the Year      20, 1998
                                                        Ended       (Inception)
                                                      December      To December
                                                      31, 1999        31, 1999
                                                     ----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                            $(6,370)         $(6,389)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
   Stock issued for consulting services                    -                 19
                                                       -------          -------

     Net cash used in operating activities              (6,370)          (6,370)
                                                       -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:                      -                -
                                                       -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Loan payable - related party                          5,570            5,570
   Proceeds from issuance of common stock                1,000            1,000
                                                       -------          -------

     Net cash provided by financing activities           6,570            6,570
                                                       -------          -------

INCREASE IN CASH AND CASH EQUIVALENTS
                                                           200              200

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                       -                -
                                                       -------          -------

CASH AND CASH EQUIVALENTS - END OF PERIOD
                                                       $   200          $   200
                                                       =======          =======





                 See accompanying notes to financial statements.

                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)  Organization and Business Operations

          IP Factory, Inc. (a development stage company) ("the Company") was incorporated in Delaware on November 20, 1998 to engage in an internet-based business. At December 31, 1999, the Company had not yet commenced any revenue-generating operations, and activity to date relates to the Company's formation, proposed fund raising and business plan development.

          The Company's ability to commence revenue-generating operations is contingent upon its ability to implement its business plan and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

         (B)  Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (C)  Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         (D)  Income Taxes

         The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the year ended December 31, 1999.

                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (E)  Loss Per Share

         Net loss per common share for the year ended December 31, 1999 and for the period from November 20, 1998 (inception) to December 31, 1999 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at December 31, 1999.

NOTE 2 - LOAN PAYABLE - RELATED PARTY

         The loan payable - related party is a non-interest-bearing loan payable to PageOne Business Productions, LLC arising from funds advanced to the Company. The amount is due and payable upon demand.

NOTE  3 - STOCKHOLDERS' DEFICIENCY

         The Company was originally authorized to issue 100,000 shares of preferred stock at $.01 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of Directors. In addition, the Company was originally authorized to issue 10,000,000 shares of common stock at $.001 par value. The Company issued 909,500 and 109,500 shares to Appletree Investments Company, Ltd. and PageOne Business Productions, LC, respectively.

         Management filed a restated certificate of incorporation with the State of Delaware which increased the number of authorized common shares to 100,000,000, increased the number of authorized preferred shares to 8,000,000 and decreased the par value of the preferred shares to $.001 per share. The financial statements at December 31, 1999 give effect to common and preferred stock amounts and par values enumerated in the restated certificate of incorporation.

NOTE 4 - GOING CONCERN

          As reflected in the accompanying financial statements, the Company has had accumulated losses of $6,389 since inception, a working capital deficiency of $5,370 and has not generated any revenues since it does not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a growing concern.

          The Company intends to implement its business plan and is seeking funding through the private placement of its equity or debt securities or may seek a combination with another company already engaged in its proposed business. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

[Financials]

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IP FACTORY, INC.


                                   /s/ George A. Todt
                               By: -----------------------
                                   George A. Todt
                                   President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                          Title               Date

/s/ George A. Todt            Director, Chief Executive     April 13, 2000
                              Officer


/s/ James Walters             Chief Financial Officer,     April 13, 2000
                              Treasurer, Vice President