Form 10QSB
period 2000-03-31
IP FACTORY INC
filed 2000-05-15
CIK 1092839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                 [ ] Transition report under section 13 or 15(d)
                              of the Exchange Act.

                         COMMISSION FILE NUMBER 0-27897

                                IP FACTORY, INC.
                     --------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                             95-4737507
                    --------                             ----------
         (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

            860 VIA DE LA PAZ, SUITE E-1, PACIFIC PALISADES, CA 90272
        ----------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (310) 230-6100
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X    NO
                             ---      ---

     As of May 8, 2000, there were 1,019,000 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES       NO  X
                             ---      ---

                                IP FACTORY, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

         PART I. FINANCIAL INFORMATION                            PAGE NUMBER

           Item 1. Financial Statements


            BALANCE SHEET AS OF MARCH 31, 2000                           2

            STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
            ENDED MARCH 31, 2000 AND FOR THE PERIOD FROM
            NOVEMBER 20, 1998 (INCEPTION) TO MARCH 31, 2000              3

            STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
            ENDED MARCH 31, 2000 AND FOR THE PERIOD FROM
            NOVEMBER 20, 1998 (INCEPTION) TO MARCH 31, 2000              4

            NOTES TO FINANCIAL STATEMENTS                                5-7


           Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        8

         PART II. OTHER INFORMATION

               Item 6. Exhibits and Reports filed on Form 8-K           10

                        Signatures                                      11

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements


                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                     ASSETS
                                                                March 31,
                                           December 31,            2000
                                               1999            (Unaudited)
                                          ----------------     -------------


Cash                                    $            200     $         155
                                          ----------------     -------------

TOTAL ASSETS                            $            200     $         155
------------
                                          ================     =============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
  Loan payable - related party          $          5,570     $      13,720
                                          ----------------     -------------

   TOTAL LIABILITIES                               5,570            13,720
                                          ----------------     -------------

STOCKHOLDERS' DEFICIENCY

  Preferred stock, $.001 par value,
   8,000,000 shares  authorized,
   none issued and outstanding                      -                 -
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   1,019,000 issued and outstanding                1,019             1,019
  Accumulated deficit during
  development stage                               (6,389)          (14,584)
                                          ----------------     -------------

   TOTAL STOCKHOLDERS' DEFICIENCY                 (5,370)          (13,565)
                                          ----------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
-----------------------------------
  DEFICIENCY                            $            200     $         155
  ----------                              ================     =============


          See accompanying notes to financial statements.

                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                           November 20,        For the
                                               1998             Three
                                          (Inception) to        Months
                                          March 31, 2000      Ended March
                                                               31, 2000
                                         -----------------   -------------

INCOME                                 $            -       $       -
                                         -----------------   -------------

EXPENSES

  Accounting fees                                  2,500           2,000
  Bank service charge                                165              45
  Consulting fees                                    769            -
  Legal fees                                       8,000           3,000
  Office and postage expense                         750             750
  Rent                                             2,400           2,400
                                         -----------------   -------------

NET LOSS                               $         (14,584)   $     (8,195)
--------
                                         =================   =============


NET LOSS PER SHARE  -
 BASIC AND DILUTED                     $         (0.0197)   $     (0.0080)
                                         =================   =============

WEIGHTED AVERAGE NUMBER OF  SHARES
OUTSTANDING DURING THE  PERIOD -
BASIC AND DILUTED                                739,884       1,019,000
                                         =================   =============









          See accompanying notes to financial statements.

                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                           November 20,          For the
                                               1998            Three Months
                                          (Inception) to        Ended March
                                          March 31, 2000         31, 2000
                                          ----------------     --------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                              $        (14,584)    $       (8,195)
  Adjustments to reconcile net loss to
   net cash used in operating
   activities:
  Stock issued for consulting services                19               -
                                          ----------------     --------------

   Net cash used in operating
    activities                                   (14,565)            (8,195)
                                          ----------------     --------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:                                        -                  -
                                          ----------------     --------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Loan payable - related party                    13,720              8,150
  Proceeds from issuance of common
  stock                                            1,000               -
                                          ----------------     --------------

   Net cash provided by financing
   activities                                     14,720              8,150
                                          ----------------     --------------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                         155                (45)

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                -                   200
                                          ----------------     --------------

CASH AND CASH EQUIVALENTS -
 END OF  PERIOD                         $            155     $          155
---------------                           ================     ==============






          See accompanying notes to financial statements.

                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           (A) Organization and Business Operations

           IP Factory, Inc. (a development stage company) ("the Company") was incorporated in Delaware on November 20, 1998 to engage in an internet-based business. At March 31, 2000, the Company had not yet commenced any revenue-generating operations, and activity to date relates to the Company's formation, proposed fund raising and business plan development.

           The Company's ability to commence revenue-generating operations is contingent upon its ability to implement its business plan and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

           (B) Basis of Presentation

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles, and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

           It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

           In addition, the accompanying financial statements do not include the statement of operations or cash flows for the three months ended March 31, 1999 since the Company was inactive during this period.

           For further information, refer to the financial statements and footnotes included the Company's Form 10-KSB for the year ended December 31, 1999.

                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT

           (C) Use of Estimates

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

           (D) Cash and Cash Equivalents

           For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

           (E) Income Taxes

           The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the three months in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the three months ended March 31, 2000.

           (F) Loss Per Share

           Net loss per common share for the three months ended March 31, 2000 and for the period from November 20, 1998 (inception) to March 31, 2000 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128
           "Earnings Per Share". There were no common stock equivalents outstanding at March 31, 2000.

                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT

NOTE 2     LOAN PAYABLE - RELATED PARTY

           The loan payable - related party is a non-interest-bearing loan payable to PageOne Business Productions, LLC arising from funds advanced to the Company. The amount is due and payable upon demand.

NOTE 3     STOCKHOLDERS' DEFICIENCY

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

           Management filed a restated certificate of incorporation with the State of Delaware which increased the number of authorized common shares to 100,000,000, increased the number of authorized preferred shares to 8,000,000 and decreased the par value of the preferred shares to $.001 per share. The financial statements at March 31, 2000 give effect to common and preferred stock amounts and par values enumerated in the restated certificate of incorporation.

NOTE 4     GOING CONCERN

           As reflected in the accompanying financial statements, the Company has had accumulated losses of $14,584 since inception, a working capital deficiency of $13,565 and has not generated any revenues since it does not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its
           business   plan.   The  financial   statements  do  not  include  any
           adjustments that might be necessary if the Company is unable to continue as a growing concern.

           The Company intends to implement its business plan and is seeking funding through the private placement of its equity or debt securities or may seek a combination with another company already engaged in its proposed business. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report.

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


LIQUIDITY AND CAPITAL RESOURCES

     For the period since inception (November 20, 1998) through March 31, 2000, during the Company's development stage, the Company has a positive cash balance of $155.00, has generated a net loss of ($14,584.00) and has a working capital deficiency of $13,565.00. Since its organization, IP Factory has satisfied its cash requirements through sales of Common Stock and cash advances from its current stockholders. Our uses of cash have been professional fees, printing costs, postage expenses and similar disbursements relating to the organization of IP Factory, filing of its registration statement on Form 10-SB and the costs of filing periodic reports with the Securities and Exchange Commission. Certain current stockholders have agreed, in their discretion, to make advances, if need be, to fund IP Factory's immediate cash needs. The Company will also seek funding through private placements of its securities and may seek a suitable business combination.

PART II   OTHER INFORMATION

Item 6. Exhibits and Reports filed on Form 8-K

       (a)      Exhibits

       Exhibit No.     Description
       ----------      -----------
           27          Financial Data Schedule


       (b)      Reports on Form 8-K

                    None.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IP FACTORY, INC.
                                        ----------------
                                        Registrant


 May 15, 2000                      By:      /s/ James P. Walters
 ------------                           --------------------------------
                                             James P. Walters
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
----------                 -----------
    27                     Financial Data Schedule