Form 10QSB
period 2000-06-30
IP FACTORY INC
filed 2000-08-23
CIK 1092839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     As of August 15, 2000, there were 1,019,000 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES       NO  X
                             ---      ---

                                IP FACTORY, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

         PART I. FINANCIAL INFORMATION                            PAGE NUMBER

           Item 1. Financial Statements

            BALANCE SHEET AS OF JUNE 30, 2000 (UNAUDITED) AND
            DECEMBER 31, 1999                                          2

            STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX
            MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999 AND FROM
            NOVEMBER 20, 1998 (INCEPTION) TO JUNE 30, 2000
            (UNAUDITED)                                                3

            STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
            JUNE 30, 2000 AND JUNE 30, 1999 AND FOR THE PERIOD
            FROM NOVEMBER 20, 1998 (INCEPTION) TO JUNE 30, 2000
            (UNAUDITED)                                                4

            NOTES TO FINANCIAL STATEMENTS AS OF JUNE 30, 2000
            (UNAUDITED)                                                5-7


           Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      8

         PART II. OTHER INFORMATION

           Item 6. Exhibits and Reports filed on Form 8-K              10

     Signatures                                                        11

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements


                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                     ASSETS
                                                      June 30,
                                                        2000       December 31,
                                                    (unaudited)       1999
                                                   ------------    -----------
CURRENT ASSETS
  Cash                                             $      110      $     200
                                                   ------------    -----------

TOTAL ASSETS                                       $      110      $     200
------------                                       ============    ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
  Loan payable - related party                     $   21,870      $   5,570
                                                   ------------    -----------

  TOTAL LIABILITIES                                    21,870          5,570
                                                   ------------    -----------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.001 par value,
    8,000,000 shares authorized, none issued
    and outstanding                                      -              -
  Common stock, $0.001 par value,
    100,000,000 shares authorized, 1,019,000
    issued and outstanding                              1,019          1,019
  Accumulated deficit during development
  stage                                               (22,779)        (6,389)
                                                   ------------    -----------

TOTAL STOCKHOLDERS' DEFICIENCY                        (21,760)        (5,370)
                                                   ------------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
------------------------------------
  DEFICIENCY                                       $      110      $     200
  ----------                                       ============    ===========


                 See accompanying notes to financial statements

                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                 For the
                                                                  For the        For the        For the        Period From
                                                    For the        Three           Six            Six          November 20,
                                                     Three         Months         Months         Months           1998
                                                    Months         Ended          Ended          Ended         (Inception)
                                                  Ended June      June 30,       June 30,       June 30,           to
                                                   30, 2000         1999          2000           1999         June 30, 2000
                                                 -------------   -----------   -----------    -----------    ---------------
REVENUES                                         $      -        $    -        $    -         $    -         $        -
                                                  ------------    ----------    ----------     ----------     --------------

EXPENSES
  Accounting fees                                      2,000           500         4,000            500              4,500
  Bank charges                                            45            30            90             30                210
  Consulting fees                                       -              769          -               769                769
  Legal fees                                           3,000         5,000         6,000          5,000             11,000
  Office & postage expense                               750          -            1,500           -                 1,500
  Rent                                                 2,400          -            4,800           -                 4,800
                                                  ------------    ----------    ----------     ----------     --------------

NET LOSS                                         $    (8,195)    $  (6,299)    $ (16,390)     $  (6,299)     $     (22,779)
--------
                                                  ============    ==========    ==========     ==========     ==============

Net loss per share - basic and diluted           $   (0.0080)    $ (0.0067)    $ (0.0161)     $ (0.0130)     $     (0.0291)
                                                  ============    ==========    ==========     ==========     ==============

Weighted average number of shares
  outstanding during the period -
  basic and diluted                                1,019,000       942,077      1,019,000       483,088            783,007
                                                  ============    ==========    ==========     ==========     ==============



                 See accompanying notes to financial statements

                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         November 20,
                                                                                             1998
                                                      For the six       For the six       (inception)
                                                     months ended      months ended       to June 30,
                                                     June 30, 2000     June 30, 1999         2000
                                                     --------------    --------------    --------------
Cash flows from operating activities
  Net loss                                           $    (16,390)     $     (6,299)     $    (22,779)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Stock issued for consulting services                    -                   19                19
                                                     --------------    --------------    --------------
      Net cash used in operating activities               (16,390)           (6,280)          (22,760)
                                                     --------------    --------------    --------------

Cash flows from financing activities
  Proceeds from issuance of common stock                     -                1,000             1,000
  Loan proceeds - related party                            16,300             6,270            21,870
                                                     --------------    --------------    --------------
      Net cash provided by financing activities            16,300             7,270            22,870
                                                     --------------    --------------    --------------

Net (decrease) increase in cash                               (90)              990               110

Cash and cash equivalents - Beginning                         200              -                 -
                                                     --------------    --------------    --------------

Cash and cash equivalents - ending                   $        110      $        990   $           110
                                                     ==============    ==============    ==============



                                See accompanying notes to financial statements

                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
                                  (UNAUDITED)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               (A) Organization and Business Operations

               IP Factory, Inc. (a development stage company) ("the Company") was incorporated in Delaware on November 20, 1998 to engage in an internet-based business. At June 30, 2000, the Company had not yet commenced any revenue-generating operations, and activity to date relates to the Company's formation, proposed fund raising and business plan development.

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

                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
                                  (UNAUDITED)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

               (D) Cash and Cash Equivalents

               For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

               (E) Income Taxes

               The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the three months in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the six months ended June 30, 2000.

               (F) Loss Per Share

               Net loss per common share for the periods presented is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at June 30, 2000.

NOTE 2  LOAN PAYABLE - RELATED PARTY

               The loan payable - related party is a non-interest-bearing loan payable to PageOne Business Productions, LLC arising from funds advanced to the Company. The amount is due and payable upon demand.

                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
                                  (UNAUDITED)

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

               Management filed a restated certificate of incorporation with the State of Delaware which increased the number of authorized common shares to 100,000,000, increased the number of authorized preferred shares to 8,000,000 and decreased the par value of the preferred shares to $.001 per share. The financial statements at June 30, 2000 give effect to common and preferred stock amounts and par values enumerated in the restated certificate of incorporation.

NOTE 4  GOING CONCERN

               As reflected in the accompanying financial statements, the Company has had accumulated losses of $22,779 since inception, a working capital deficiency of $21,760 and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a growing concern.

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


LIQUIDITY AND CAPITAL RESOURCES

     For the period since inception (November 20, 1998) through June 30, 2000, during the Company's development stage, the Company has a positive cash balance of $110.00, has accumulated losses of ($22,779) and has a working capital deficiency of $21,760.00. Since its organization, IP Factory has satisfied its cash requirements through sales of Common Stock and cash advances from its current stockholders. The Company has issued 1,000,000 shares for net proceeds of $1000.00. Our uses of cash have been professional fees, printing costs, postage expenses and similar disbursements relating to the organization of IP Factory, filing of its registration statement on Form 10-SB and the costs of filing periodic reports with the Securities and Exchange Commission. Certain current stockholders have agreed, in their discretion, to make advances, if need be, to fund IP Factory's immediate cash needs. The Company will also seek funding through private placements of its securities and may seek a suitable business combination. Operating costs for the current period were funded by a loan from a stockholder.

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

                                        IP FACTORY, INC.
                                        ----------------
                                        Registrant


 August 22, 2000                   By:      /s/ James P. Walters
 ---------------                        --------------------------------
                                             James P. Walters
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
----------                 -----------
    27                     Financial Data Schedule