Form 10QSB
period 2000-09-30
IP FACTORY INC
filed 2001-07-17
CIK 1092839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

          29160 HEATHERCLIFF ROAD, SUITE 102, MALIBU, CALIFORNIA 90265
        ----------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (310) 230-6100
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)

            860 VIA DE LA PAZ, SUITE E-1, PACIFIC PALISADES, CA 90272
                 (Former Address, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         YES       NO  X
                             ---      ---

     As of June 30, 2001, there were 1,019,000 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES       NO  X
                             ---      ---

                                IP FACTORY, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

         PART I. FINANCIAL INFORMATION                            PAGE NUMBER

           Item 1. Financial Statements

            BALANCE SHEET AS OF SEPTEMBER 30, 2000 (UNAUDITED) AND
            DECEMBER 31, 1999                                          2

            STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
            AND FROM NOVEMBER 20, 1998 (INCEPTION) TO SEPTEMBER 30,
            2000 (UNAUDITED)                                           3

            STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
            SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 AND FOR THE
            PERIOD FROM NOVEMBER 20, 1998 (INCEPTION) TO
            SEPTEMBER 30, 2000 (UNAUDITED)                             4

            NOTES TO FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2000
            (UNAUDITED)                                                5-7


           Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      8

         PART II. OTHER INFORMATION

           Item 6. Exhibits and Reports filed on Form 8-K              8

     Signatures                                                        9

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements


                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                     ASSETS
                                                   September 30,
                                                        2000       December 31,
                                                    (unaudited)       1999
                                                   ------------    -----------
CURRENT ASSETS
  Cash                                             $       65      $     200
                                                   ------------    -----------

TOTAL ASSETS                                       $       65      $     200
------------                                       ============    ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
  Loan payable to stockholder                      $   26,420      $   5,570
                                                   ------------    -----------

  TOTAL LIABILITIES                                    26,420          5,570
                                                   ------------    -----------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.001 par value,
    8,000,000 shares authorized, none issued
    and outstanding                                      -              -
  Common stock, $0.001 par value,
    100,000,000 shares authorized, 1,019,000
    issued and outstanding                              1,019          1,019
  Accumulated deficit during development
  stage                                               (27,374)        (6,389)
                                                   ------------    -----------

TOTAL STOCKHOLDERS' DEFICIENCY                        (26,355)        (5,370)
                                                   ------------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
------------------------------------
  DEFICIENCY                                       $       65      $     200
  ----------                                       ============    ===========


                 See accompanying notes to financial statements

                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                For the
                                                                                                              Period From
                                                    For the        For the       For the       For the        November 20,
                                                     Three          Three          Nine          Nine             1998
                                                 Months Ended    Months Ended   Months Ended  Months Ended    (Inception) to
                                                 September 30,   September 30, September 30,  September 30,   September 30,
                                                     2000           1999          2000           1999             2000
                                                 -------------   -----------   -----------    -----------    ---------------
REVENUES                                         $      -        $    -        $    -         $    -         $        -
                                                  ------------    ----------    ----------     ----------     --------------

EXPENSES
  Accounting fees                                      1,100          -            5,100            500              5,600
  Bank charges                                            45          -              135             30                255
  Consulting fees                                       -             -             -               769                769
  Legal fees                                           1,250          -            7,250          5,000             12,250
  Office & postage expense                               500          -            2,000           -                 2,000
  Rent                                                 1,700          -            6,500           -                 6,500
                                                  ------------    ----------    ----------     ----------     --------------

NET LOSS                                         $    (4,595)    $    -        $ (20,985)     $  (6,299)     $     (27,374)
--------
                                                  ============    ==========    ==========     ==========     ==============

Net loss per share - basic and diluted           $   (0.0045)    $    -        $ (0.0206)     $ (0.0095)     $     (0.0336)
                                                  ============    ==========    ==========     ==========     ==============

Weighted average number of shares
  outstanding during the period -
  basic and diluted                                1,019,000      1,019,000     1,019,000       663,689            814,888
                                                  ============    ==========    ==========     ==========     ==============



                 See accompanying notes to financial statements

                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                           November 20,
                                                     For the nine       For the nine         1998
                                                     months ended       months ended      (inception) to
                                                     September 30,      September 30,     September 30,
                                                         2000               1999               2000
                                                     --------------    --------------    --------------
Cash flows from operating activities
  Net loss                                           $    (20,985)     $     (6,299)     $    (27,374)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Stock issued for consulting services                    -                   19                19
                                                     --------------    --------------    --------------
      Net cash used in operating activities               (20,985)           (6,280)          (27,355)
                                                     --------------    --------------    --------------

Cash flows from financing activities
  Proceeds from issuance of common stock                     -                1,000             1,000
  Loan proceeds - related party                            20,850             6,270            26,420
                                                     --------------    --------------    --------------
      Net cash provided by financing activities            20,850             7,270            27,420
                                                     --------------    --------------    --------------

Net (decrease) increase in cash                              (135)              990                65

Cash and cash equivalents - Beginning                         200              -                 -
                                                     --------------    --------------    --------------

Cash and cash equivalents - ending                   $         65      $        990      $         65
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



                                See accompanying notes to financial statements

                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
                                  (UNAUDITED)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               (A) Organization and Business Operations

               IP Factory, Inc. (a development stage company) ("the Company") was incorporated in Delaware on November 20, 1998 to engage in an internet-based business. At September 30, 2000, the Company had not yet commenced any revenue-generating operations, and activity to date relates to the Company's formation, proposed fund raising and business plan development.

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

               It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

               For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 1999.

               (C) Use of Estimates

               In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

               (E) Income Taxes

               The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the three months in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the nine months ended September 30, 2000.

               (F) Loss Per Share

               Net loss per common share for the periods presented is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at September 30, 2000.

NOTE 2  LOAN PAYABLE TO STOCKHOLDER

               The loan payable to stockholder is a non-interest-bearing loan payable to PageOne Business Productions, LLC arising from funds advanced to the Company. The amount is due and payable upon demand.

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

               Management filed a restated certificate of incorporation with the State of Delaware which increased the number of authorized common shares to 100,000,000, increased the number of authorized preferred shares to 8,000,000 and decreased the par value of the preferred shares to $.001 per share. The financial statements at September 30, 2000 give effect to common and preferred stock amounts and par values enumerated in the restated certificate of incorporation.

NOTE 4  GOING CONCERN

               As reflected in the accompanying financial statements, the Company has had accumulated losses of $27,374 since inception, a working capital deficiency of $26,355 and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a growing concern.

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

     For the period since inception (November 20, 1998) through September 30, 2000, during the Company's development stage, the Company has a positive cash balance of $65, has accumulated losses of $27,374 and has a working capital deficiency of $26,355.


FINANCIAL CONDITION AND LIQUIDITY

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

PLAN OF OPERATION

     The Company has registered an internet domain name and has determined it can begin conducting its business with limited financing that it has arranged.


PART II   OTHER INFORMATION

Item 6. Exhibits and Reports filed on Form 8-K

       (a)      Exhibits

                    None.

       (b)      Reports on Form 8-K

                    None.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IP FACTORY, INC.
                                        ----------------
                                        Registrant


 July 17, 2001                     By:      /s/ James P. Walters
 -----------------                        --------------------------------
                                             James P. Walters
                                             Chief Financial Officer
                                             (Principal Financial Officer)