Form 10KSB
period 2000-12-31
IP FACTORY INC
filed 2001-08-06
CIK 1092839

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31,2000


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

               29160 Heathercliff Road, Suite 300, Malibu CA 90265
      -------------------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code ((310) 457-8167


       Securities registered pursuant to Section 12(b) of the Act,
                                      None

       Securities registered pursuant to Section 12(g) of the Act:
                                 Title of Class
                    Common Stock, $0.001 par value per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Issuer's revenues for its most recent fiscal year.               $0.00

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the average of the high and low prices of the Common Stock on the OTC Bulletin Board on June 30, 2001, was $0.00 (no trading market exists). For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $0.001 Par Value, outstanding at June 30, 2001, was 1,019,000.

                     Documents incorporated by reference: None

                   TABLE OF CONTENTS - 2000 FORM 10-KSB REPORT

                                                                       Page
                                                                     Numbers
                                                                     -------
                                     PART I

Item   1.      Business                                                    4

Item   2.      Properties                                                  5

Item   3.      Legal Proceedings                                           5

Item   4.      Submission of Matters to a Vote of Security Holders         5

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                         5

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         6

Item   7.      Financial Statements                                        6

Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         6

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act                                         7

Item  10.      Executive Compensation                                      8

Item  11.      Security Ownership of Certain Beneficial Owners
               and Management                                              8

Item  12.      Certain Relationships and Related Transactions              9

Item  13.      Exhibits and Reports on Form 8-K                            9

Signatures                                                                10

                                     PART I


Item   1.      Business


IP FACTORY, Inc. intends to provide leading worldwide enterprises with optimizedsolutions for integrating network and Internet design, implementation, security, maintenance and management. IP FACTORY intends to assemble a group of experts and professionals in areas such as Internet Protocol uniformity, Network Design, Security, Software Applications, and System Integration, each of which has a strong customer base.

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

Item   2.      Properties

The Company's executive and administrative offices are located at 29160 Heathercliff Road, Suite 300, Malibu, California 90265. The Company shares office facilities with a stockholder and incurred rent expense of approximately $8,200 for use of the office facilities in fiscal 2000. The Company does not believe that it will require any additional office space in the foreseeable future in order to carry out its plan of operations described herein.



Item   3.      Legal Proceedings

IP Factory is not currently a party to any pending legal proceedings.



Item   4.      Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of the security holders by the Company during the year ended December 31, 2000.



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

     None

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations

     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this Annual Report.

     As of December 31, 2000 the Company has not yet commenced any revenue-generating operations and activity to date relates to the Company's formation, proposed fund raising and business plan development and activities related to its status as a reporting company. For the period since inception (November 20, 1998) through December 31, 2000, during the Company's development stage, the Company has a cash balance of $20 and has generated a net loss of $31,969.


FINANCIAL CONDITION AND LIQUIDITY

     The Company has limited liquidity and has an ongoing need to finance its activities. To date, the Company currently has funded these cash requirements by offering and selling 1,000,000 shares of Common Stock for net proceeds of $1,000.00 and the contribution to additional paid-in capital of a loan payable of $30,970 from a stockholder. The Company expects to fund its immediate needs through private placements of its securities and may seek a suitable business combination. Operating costs for the year ended December 31, 2000 were funded by the stockholder loan referred to above.

PLAN OF OPERATION

     The Company has registered an internet domain name and has determined it can begin conducting its business with limited financing that it has arranged.



Item   7.      Financial Statements

     The financial statements and supplemental data required by this Item 7 follow the index of financial statements appearing at Item 13 of this Form 10-KSB.



Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

     Not applicable.

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information with respect to the directors and executive officers of IP Factory.

Name                                Age(1)             Position
----                                ------             --------

George Todt                          47            President, Secretary and
                                                    Director

James Walters                        46            Vice President and Treasurer


(1) The ages of Messrs. Todt and Walters and Ms. Rowbottom are listed as of December 31, 2000.

     Our director and executive officers devote such time and attention tothe affairs of IP Factory as they believe reasonable and necessary. Set forth below is a description of the background of our director and executive officers.

     George A. Todt has been the sole director and our President since the inception of IP Factory. Since 1996, Mr. Todt has been a managing member of PageOne Business Productions, LLC, a Delaware limited liability company. From 1990 to 1995, Mr. Todt was the chief executive officer of REPCO, Inc., a worldwide designer and builder of environmental facilities.

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

The following were delinquent in filings of required reports in 2000:
Appletree Investment Company, Ltd, PageOne Business Productions, LLC, George Todt and James Walters.

Item  10.      Executive Compensation

Consistent with our present policy, no director or executive officer of IP Factory receives compensation for services rendered to the company. However, these persons are entitled to be reimbursed for expenses incurred by them in pursuit of our business objectives.


Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of June 30, 2001 certain information relating to the ownership of the common stock.

Name and Address of                    Amount and Nature of         Percent of
Beneficial Owner (1)                 Beneficial Ownership (2)        Class (3)
--------------------                 ------------------------       ----------

Appletree Investment Company, Ltd          1,019,000(4)               100.0%

PageOne Business Productions, LLC            109,500                   10.7%

George Todt                                  109,500(5)                10.7%

James Walters                                109,500(5)                10.7%

All officers and directors as a group        109,500(5)                10.7%
(2 persons)


------------------------

(1) Unless otherwise indicated, the address of each beneficial owner is in the care of IP Factory, Inc., 29160 Heathercliff Road, Suite 300, Malibu, California 90265.

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

(3) Percent of Class assumes a base of 1,019,000 shares of common stock outstanding as of June 30, 2001.

(4) Consists of 909,500 shares held of record by Appletree Investment Company, Ltd., an Isle of Man corporation, and 109,500 shares held of record by PageOne Business Productions, LLC, a Delaware limited liability company, of which Appletree is a managing member.

(5) Consists solely of 109,500 shares of common stock held by PageOne Business Productions, LLC, a Delaware limited liability company, of which Mr. Todt and Mr. Walters are managing members.


Item  12.      Certain Relationships and Related Transactions

         None


Item  13.      Exhibits and Reports on Form 8-K

(a)(1) The following financial statements are contained on Pages F-1 through F-9:

          REPORT OF INDEPENDENT AUDITORS WEINBERG & COMPANY, P.A., CERTIFIED PUBLIC ACCOUNTANTS, DATED MAY 31, 2001

          BALANCE SHEET AS OF DECEMBER 31, 2000

          STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR THE PERIOD FROM NOVEMBER 20, 1998 (INCEPTION) TO DECEMBER 31, 2000

          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM NOVEMBER 20, 1998 (INCEPTION) TO DECEMBER 31, 2000

          STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND FOR THE PERIOD FROM NOVEMBER 20, 1998 (INCEPTION) TO DECEMBER 31, 2000

          NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000

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

3.2.1     ByLaws  of  Registrant   (incorporated  herein  by  reference  to  the
          Company's Registration Statement on Form 10-SB 12(g), File No. 000-27897)

(b)      Reports on Form 8-K

         None

                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000


                                      INDEX

                                                                          Page

    INDEPENDENT AUDITORS' REPORT                                           F-2

    BALANCE SHEET AS OF DECEMBER 31, 2000                                  F-3

    STATEMENTS OF OPERATIONS  FOR THE YEARS ENDED  DECEMBER 31, 2000
    AND 1999 AND FOR THE PERIOD FROM NOVEMBER 20, 1998 (INCEPTION) TO
    DECEMBER 31, 2000                                                      F-4

    STATEMENT OF CHANGES IN  STOCKHOLDERS'  EQUITY FOR THE PERIOD FROM
    NOVEMBER 20, 1998 (INCEPTION) TO DECEMBER 31, 2000                     F-5

    STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000
    AND 1999 AND FOR THE PERIOD FROM NOVEMBER 20, 1998 (INCEPTION)
    TO DECEMBER 31, 2000                                                   F-6

    NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000                  F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
  IP Factory, Inc.
  (A Development Stage Company)

We have audited the accompanying balance sheet of IP Factory, Inc. (a development stage company) as of December 31, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999, and for the period from November 20, 1998 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of IP Factory, Inc. (a development stage company) as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, and for the period from November 20, 1998 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company without operations and has had accumulated losses of $31,969 since inception. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.


Boca Raton, Florida
May 31, 2001

                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2000




                                     ASSETS

Cash                                                           $            20
                                                               ---------------
TOTAL ASSETS                                                   $            20
------------                                                   ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                    $          -
                                                               ---------------

STOCKHOLDERS' EQUITY

  Preferred stock, $.001 par value, 8,000,000 shares
   authorized, none issued and outstanding                                 -
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 1,019,000 issued and outstanding                          1,019
  Additional paid-in capital                                            30,970
  Accumulated deficit during development stage                         (31,969)
                                                               ---------------
     TOTAL STOCKHOLDERS' EQUITY                                             20
                                                               ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $            20
------------------------------------------                     ===============









                 See accompanying notes to financial statements.

                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                               November 20, 1998
                                       For the Year Ended  For the Year Ended    (Inception) to
                                       December 31, 2000   December 31, 1999   December 31, 2000
                                       ------------------  ------------------  -----------------
INCOME                                 $          -        $         -         $         -
                                       ------------------  ------------------  -----------------

EXPENSES

   Accounting fees                               6,200                500               6,700
   Bank service charge                             180                120                 300
   Consulting fees                                -                   750                 769
   Legal fees                                    8,500              5,000              13,500
   Office Supplies                               2,500               -                  2,500
   Rent                                          8,200               -                  8,200
                                       ------------------  ------------------  -----------------

NET LOSS                               $       (25,580)    $       (6,370)     $      (31,969)
--------                               =================   ==================  =================

NET LOSS PER SHARE

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING DURING THE
PERIOD BASIC AND DILUTED                     1,019,000            753,247             839,181

                                      =================    =================   ================




                 See accompanying notes to financial statements.

                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM NOVEMBER 20, 1998 (INCEPTION) TO DECEMBER 31, 2000



                                                                                                   Deficit
                                                                                                 Accumulated
                                                         Common Stock           Additional          During
                                                   -----------------------       Paid-In         Development
                                                   Shares         Amount         Capital            Stage         Total
                                                  ---------     -----------     ----------      -----------    -----------
Common stock issued for services                    19,000      $      19       $     -          $     -        $       19

Net loss for the year ended December 31, 1998         -              -                -                 (19)           (19)
                                                 ----------     -----------     ----------       -----------    -----------

Balance at December 31, 1998                        19,000             19             -                 (19)            -

Common stock issued for cash                     1,000,000          1,000             -                -             1,000

Net loss for the year ended December 31, 1999         -              -                -              (6,370)        (6,370)
                                                 ----------     -----------     ----------       -----------    -----------

Balance at December 31, 1999                     1,019,000          1,019             -              (6,389)        (5,370)

Contribution of loan payable - stockholder            -              -              30,970             -            30,970

Net loss for the year ended December 31, 2000         -              -                -             (25,580)       (25,580)
                                                 ----------     -----------     ----------       -----------    -----------

BALANCE AT DECEMBER 31, 2000                     1,019,000     $    1,019       $   30,970       $  (31,969)    $       20
----------------------------                     ==========    ============     ==========       ===========    ===========



                 See accompanying notes to financial statements.

                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                  For the Period from
                                                                                                   November 20, 1998
                                                  For the Year Ended      For the Year Ended        (Inception) to
                                                  December 31, 2000       December 31, 1999       December 31, 2000
                                                  ------------------      ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                       $        (25,580)       $          (6,370)      $        (31,969)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
    Stock issued for services                                 -                        -                        19
                                                  ------------------      ------------------      ------------------

       Net Cash Used In Operating Activities               (25,580)                  (6,370)               (31,950)
                                                  ------------------      ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                     -                       1,000                  1,000
   Loan payable - stockholder                               25,400                    5,570                 30,970
                                                  ------------------      ------------------      ------------------

       Net Cash Provided By Financing Activities            25,400                    6,570                 31,970
                                                  ------------------      ------------------      ------------------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                            ( 180)                     200                     20

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                200                     -                      -
                                                  ------------------      ------------------      ------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD         $             20        $             200       $             20
-----------------------------------------         =================       ==================      ==================

NON-CASH FINANCING ACTIVITIES

Conversion of loan payable - stockholder into additional paid-in capital                          $         30,970
                                                                                                  ================


                 See accompanying notes to financial statements.

                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (A) Organization and Business Operations

        IP Factory, Inc. (a development stage company) ("the Company") was incorporated in Delaware on November 20, 1998 to engage in an internet-based business. At December 31, 2000, the Company had not yet commenced any revenue-generating operations, and activity to date relates to the Company's formation, proposed fund raising and business plan development.

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

        (C) Cash and Cash Equivalents

        For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

        (D) Income Taxes

        The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the year ended December 31, 2000. At December 31, 2000, the Company has a potential deferred tax asset of approximately $10,900, which has been fully reserved, arising from net operating loss carryforwards aggregating $32,000.

                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        (E) Loss Per Share

        Net loss per common share for the years ended December 31, 2000 and 1999 and for the period from November 20, 1998 (inception) to December 31, 2000 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at December 31, 2000.

NOTE 2  STOCKHOLDERS' EQUITY

        The Company was originally authorized to issue 100,000 shares of preferred stock at $.01 par value, with such designations, preferences, limitations and relative rights as may be determined from time to time by the Board of Directors. In addition, the Company was originally authorized to issue 10,000,000 shares of common stock at $.001 par value. The Company issued 909,500 and 109,500 shares to Appletree
        Investments Company, Ltd. and PageOne Business Productions, LC, respectively. No preferred shares were issued as of December 31, 2000.

        Management filed a restated certificate of incorporation with the State of Delaware which increased the number of authorized common shares to 100,000,000, increased the number of authorized preferred shares to 8,000,000 and decreased the par value of the preferred shares to $.001 per share.

        The financial statements at December 31, 2000 and 1999 give effect to common and preferred stock amounts and par values enumerated in the restated certificate of incorporation.

        The Company's Board of Directors authorized the conversion of a $30,970 non-interest bearing loan payable to PageOne Business Productions, LLC, which arose from funds advanced to the Company, into additional paid-in capital.

                                IP FACTORY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

NOTE 3  GOING CONCERN

        As reflected in the accompanying financial statements, the Company has had accumulated losses of $31,969 since inception and has not generated any revenues since it has not yet implemented its business plan. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

     Signature                          Title               Date

/s/ George A. Todt            Director, Chief Executive     August 3, 2001
                              Officer


/s/ James Walters             Chief Financial Officer,     August 3, 2001
                              Treasurer, Vice President