Form 10QSB
period 2002-06-30
DUNE ENERGY INC
filed 2003-11-14
CIK 1092839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-QSB

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended June 30, 2002

                                       OR

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ____________ to ____________

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

                              -------------------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days: Yes |_| No |X|

      Registrant's number of common shares outstanding as of June 30, 2002:
6,223,027

                                DUNE ENERGY, INC.
                           (FORMERLY IP FACTORY, INC.)
                                  BALANCE SHEET
                                  June 30, 2002
                                   (Unaudited)

                                     ASSETS

Assets                                                                  $        --
                                                                        ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                 $    82,771
  Note payable to stockholder                                               679,969
                                                                        -----------
         Total current liabilities                                          762,740

Stockholders' deficit:
  Preferred stock, $.001 par value, 1,000,000 authorized none issued             --
  Common stock, $.001 par value, 25,000,000 shares
    authorized, 6,223,027 shares issued and outstanding                       6,223
  Additional paid in capital                                              1,339,288
  Accumulated deficit                                                    (2,108,251)
                                                                        -----------
    Total Stockholders' Deficit                                            (762,740)
                                                                        -----------

         Total liabilities and stockholders' deficit                    $        --
                                                                        ===========

                                DUNE ENERGY, INC.
                           (FORMERLY IP FACTORY, INC.)
                            STATEMENTS OF OPERATIONS
                Three and Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                            Three Months Ended               Six Months Ended
                                                 June 30,                        June 30,
                                                 --------                        --------
                                           2002            2001            2002            2001
                                        -----------     -----------     -----------     -----------
Revenues                                $        --     $        --     $        --     $        --

Provision for asset impairment                   --         169,104              --         169,104
General, administrative and selling              --           1,875              --           1,875
                                        -----------     -----------     -----------     -----------

  Operating loss                                 --        (170,979)             --        (170,979)

Interest expense                             10,049           9,468          19,949          18,796
                                        -----------     -----------     -----------     -----------

Net loss                                $   (10,049)    $  (180,447)    $   (19,949)    $  (189,775)
                                        ===========     ===========     ===========     ===========

Net loss per share:
  Basic and diluted                     $        --     $     (0.03)    $        --     $     (0.03)
                                        ===========     ===========     ===========     ===========

Weighted average shares outstanding:
  Basic and diluted                       6,223,027       5,016,527       6,223,027       5,016,527
                                        ===========     ===========     ===========     ===========

                                DUNE ENERGY, INC.
                           (FORMERLY IP FACTORY, INC.)
                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                  2002         2001
                                                               ---------    ---------
Net loss                                                       $ (19,949)   $(189,775)
Adjustments to reconcile net loss to cash used in operating
        activities:
Stock for services                                                    --        1,875
Provision for asset impairment                                        --      169,104
Changes in:
     Accrued interest                                             19,949       18,796
                                                               ---------    ---------
Net cash used in operating activities                                 --           --
                                                               ---------    ---------

CHANGE IN CASH                                                        --           --
Cash, beg. of period                                                  --           --
                                                               ---------    ---------
Cash, end of period                                            $      --    $      --
                                                               =========    =========

Supplemental information:
  Income taxes paid                                            $      --    $      --
                                                               =========    =========
  Interest paid                                                $      --    $      --
                                                               =========    =========

                                DUNE ENERGY, INC.
                           (FORMERLY IP FACTORY, INC.)
                          NOTES TO FINANCIAL STATEMENTS

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

                                   SIGNATURES

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