Form 10KSB
period 2002-12-31
DUNE ENERGY INC
filed 2003-11-14
CIK 1092839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-KSB

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         for the transition period from ______________ to ______________

                           Commission File No. 0-27897

                                IP FACTORY, INC.
        (Exact name of small business issuer as specified in its charter)

                Delaware                                          95-4737507
    (State or other jurisdiction of                            (I.R.S. Employer
     incorporation or organization)                          Identification No.)

          99 Washington Street
       South Norwalk, Connecticut                                   06854
(Address of principal executive offices)                          (Zip Code)

         Issuer's telephone number, including area code: (203) 226-1320

                               ------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.001 par value per share

                               ------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Issuer's total consolidated revenues for the year ended December 31, 2002, were $ 0.

The aggregate market value of the Common Stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $ 0.

6,223,027 shares of the registrant's Common Stock were outstanding as of December 31, 2002.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                     STATEMENT ON FORWARD LOOKING STATEMENTS

      The statements included in this Report, other than statements of historical fact, are forward-looking statements. In some cases, you can identify our forward-looking statements by the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions. Such forward-looking statements include, without limitation, the statements herein and therein regarding the timing of future events regarding the operations of the Company and its subsidiaries. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below. Some of these factors include:

      o     the cyclical nature of the natural gas industry

      o     the ability of the Company to obtain additional financing

      o our ability to successfully and profitably find, produce and market gas

      o uncertainties associated with the United States and worldwide economies

      o     substantial competition from larger companies

      o     the loss of key personnel

      o     the Company's ability to maintain low overhead costs

      o operating interruptions (including leaks, explosions, fires, mechanical failure, unscheduled downtime, transportation interruptions, and releases and other environmental risks)

Item 1. Description of Business.

      In May 2001 IP Factory, Inc. ("IP") merged with Hitthebeach.com, Inc., a company providing internet services and online merchandising. It was the intent of management to further develop and grow its internet services business. However, shortly after the signing of the merger agreement, internet services equities suffered a deep and sustained decline and capital formation became extremely difficult. It was the opinion of management that it would be in the best interests of the Company and its stockholders to exit the internet services business in order to capitalize on the significant experience and contacts of the Company's principal stockholder in the energy sector. On May 7, 2003, IP merged with Merchant Builders, Inc., a privately-held Delaware company, whereby pursuant to the merger, IP was the surviving entity. Immediately following the merger, IP changed its name to Dune Energy, Inc. (the "Company" or the "registrant"). Presently, the Company is engaged in the business of leasing, acquiring and subsequently developing, known natural gas producing properties.

Item 2. Description of Property.

      The Welder Ranch: On August 22, 2003, the Company entered into an Oil & Gas Lease Option Agreement (the "Welder Lease Agreement"), pursuant to which the Company leased approximately 1,400 acres and purchased the option to lease an additional 6,800 acres of land held by the Welder family in Victoria County, Texas (collectively, the "Welder Acreage"). The option runs for one year and may be exercised at a lease price of $100 per acre. A copy of the Welder Lease Agreement is filed as Exhibit 10.2 hereto, and is incorporated by reference herein.

      The Welder Acreage was actually leased by the Company's 85% owned subsidiary, Vaquero Partners LLC ("Vaquero Partners"). Vaquero Partners is a joint undertaking between the Company and Vaquero Oil and Gas, Inc. ("VOG"), which initially holds a 15% interest in Vaquero Partners. The Company and VOG have also entered into an Area of Mutual Interest Agreement with respect to potentially leasing up to an additional 350,000 acres of lands held by the Welder family in the United States.

      Vaquero Partners was formed specifically for the purpose of holding and developing the initial 8,200 leased/optioned acres and any other leases subsequently offered by the Welders. Initially, the Company will hold a 85% membership interest and VOG will hold a 15% membership interest in Vaquero Partners. The Company will employ a monthly cash sweep to capture revenues generated from the joint venture's activities. Once the Company has recouped 200% of its total invested cost in Welder, the Company's membership interest will go to 75% and VOG's to 25%. Once the Company has received cash equal to 300% of its invested amount in Welder, the Company's membership interest will go to 60% and VOG's to 40%. A copy of the Operating Agreement for Vaquero Partners is filed as Exhibit 10.5 hereto, and is incorporated by reference herein.

      In addition to the foregoing, Vaquero Partners and VOG entered into an agreement dated as of August 22, 2003, pursuant to which Vaquero Partners will pay $25,000 a month to VOG for the first six months of the term and $12,500 thereafter, to perform all tasks necessary to generate, market and sell prospects to third parties on the Welder Acreage. A copy of the Agreement between Vaquero Partners and VOG is filed as Exhibit 10.6 hereto, and is incorporated by reference herein.

      Set in the center of the Wilcox and the Frio-Miocene fairways, the geology of the Welder Ranch is highly prospective. A high density of drilling exists to the north and south of the Welder Acreage on lands not controlled by the Welder family. By contrast, drilling on the Welder's land has been sparse owing to tough leasing terms previously offered by the Welder family, which allowed the industry participant only 55-60% of the net revenues generated. Such terms, taken together with depressed natural gas prices of less than $2 per MCF, led to early abandonment of producing wells. Per the terms of the Welder Lease Agreement, the Company will receive between 70-75% of net revenues generated.

      Also of significant importance to the Company is the availability of a high quality 3D seismic survey completed three years ago by Coastal Corporation (subsequently acquired by Seitel Data, Ltd.) shot using 40-fold data versus the more typical 24-fold data. That survey revealed the presence of multiple new untested fault blocks in the Wilcox formation that may aggregate in excess of 60 BCF of exploration potential. The 3D survey also identified numerous shallow "Bright-Spot" anomalies that are of sufficient low risk that the Company may drill some or all of these for its own account. To date, the Company has licensed 8 square miles of this 3D survey and plans to license an additional 12 square miles during or before the first quarter of 2004. A copy of the Agreement between the Company and Seitel Data, Ltd is filed as Exhibit 10.4 hereto, and is incorporated by reference herein.

      The Welder Acreage is prospective in at least ten separate horizons in five formations. The most significant are:

1. The Wilcox Formation- The Wilcox is one of the most prolific formations along the Texas Gulf Coast and a primary objective for the industry's current exploration activities. The Wilcox is productive at depths ranging from 8,300' to 15,000'. Up to six producing intervals may be encountered in a Wilcox well, and three zones are quite typical in the area. Reserves are typically in the range of 2-10 BCF per completion, but may often be much larger. A successful Wilcox well will typically cost between $600,000 at the 8,300' depth to $3 million at the 15,000' depth.

2. Frio/Miocene Formation- The Frio/Miocene is a main target for many operators that choose to explore for shallow low cost reserves. Found at depths ranging from 2,900' to 4,700', successful Frio/Miocene wells generally yield between 500 MMCF and 1.5 BCF, representing a range of net asset value between $750,000 and $2,250,000. An average Frio/Miocene well costs less than $250,000 to complete. A highly successful tool in identifying the Frio/Miocene has been 3D seismic. VOG's preliminary review of the 40-fold 3D survey has shown numerous 3D Frio/Miocene prospects on the Welder Acreage, possibly as many as fifty.

      The Los Mogotes Field: On June 3, 2003, the Company delivered $174,800 to Penroc Oil, Inc. ("Penroc") as a deposit on the option granted by Penroc to the Company, to purchase 34.98% of Penroc's 2% working interest in the Los Mogotes field located in Zapata County, Texas, for the purchase price of $874,500 and 50,000 shares of the Company's common stock.. A copy of the Agreement between the Company and Penroc is filed as Exhibit 10.3 hereto, and is incorporated by reference herein.

      The Los Mogotes field is one of the leading onshore U.S. development projects held by its operator, Pogo Producing Company (NYSE: PPP), and was recently its featured onshore development project presented at the February, 2003 CS First Boston industry conference. Pogo purchased its 65% operating working interest in March 2001 when it acquired the privately held North Central Oil Corporation. Los Mogotes is one of the most significant fields under development in the highly prolific South Texas Wilcox trend. The field produces from the Upper and Lower Asche at 7,000-8,500 feet, the Charco at 9,000-11,000 feet and the Lobo formations at 12,000-14,000 feet. Between two and four productive zones have been encountered in the bulk of the wells drilled to date.

      Since acquiring its interest in the property, Pogo has drilled over 40 exploration and development wells on the property, of which better than 90% have been completed as successful gas producers. During 2002 alone, Pogo drilled and completed 26 wells in the field. Los Mogotes production has increased steadily since its acquisition by Pogo and now averages over 50 million cubic feet of gas per day. For 2003, Pogo has budgeted an additional 21 wells. The company currently has two rigs running in the field and may add a third prior to the end of 2003. Considered long-lived production, wells such as those cited herein can achieve payout in less than four months.

Item 3. Legal Proceedings.

      The Company is not currently a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

      For the year ended December 31, 2002, no items were submitted to the Company's security holders for a vote.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      There is currently no market for the Company's common stock. To date, the Company has not paid dividends on its shares of common stock and has no present intention to do so.

      Between April and August 2003, the Company conducted a private offering pursuant to Rule 506 of Regulation D, pursuant to which the Company sold Secured Convertible Promissory Notes (the "Secured Notes") in the aggregate principal face amount of $382,500. The Secured Notes have a maturity of 18 months and bear interest at the rate of 10% per annum. The Secured Notes are convertible into shares of the Company's common stock, at any time prior to maturity, at a conversion price of $.45 per share of common stock. Initially, all Secured Notes are convertible into an aggregate of 935,000 shares of the Company's common stock. Repayment of the Secured Notes is secured by a first lien on the Company's assets and by the pledge of shares of common stock held by the Company's Directors. A form of the Secured Note is filed as Exhibit 4.1 hereto, and is incorporated by reference herein.

      During August and September 2003, the Company raised an additional $504,000 by issuing five promissory notes (four of which are convertible) at an average conversion price of $.45 per share. Such sales were made in reliance of
Section 4(2) of the Act. Such notes have a 1-year maturity and the repayment of such notes was personally guaranteed by the Company's Chairman, Alan Gaines. Initially, the note holders received 217,527 shares of common stock. In the event all such notes are converted, the Company would be required to issue an aggregate of 906,044 shares of its common stock.

Item 6. Management's Plan of Operation.

      As previously stated above, the Company completed a merger in May of 2003 as part of its new business plan of acquiring and developing interests in natural gas properties. Since the merger in May of 2003, the Company has not generated any revenues from operations and its ability to do so in the future is highly dependent on the Company's ability to raise additional capital.

      During the period from the fourth quarter of 2003 through the third quarter of 2004, the Company anticipates expenses of up to approximately $3,000,000 including $699,700 to complete the purchase of Los Mogotes (less amounts accrued for the Company's benefit as discussed below), $680,000 to exercise its option to lease an additional 6,800 acres on the Welder Ranch, $800,000 to complete a 9,000 foot well to maintain its rights to the 1,400 acres leased from the Welder family (unless a third party acquires an interest in the Welder property and undertakes to drill such well), $260,000 to be paid to Seitel Data Ltd. to acquire the 3Dseismic data and for its working capital needs.

      Under the terms of its Agreement with Penroc, the Company is required to deliver the remainder of the purchase price ($699,700) to Penroc no later than June 30, 2004. Provided that the balance of the purchase price (including interest at the rate of 9%per annum) is timely paid, the effective date of the transfer will be April 1, 2003 with respect to revenue and lease operating expenses and February 1, 2003 with respect to capital expenditures. Accordingly, Dune's proportionate share of revenues generated at Los Mogotes, less its proportionate share of lease operating expenses and capital expenditures will be allocated to Dune as of those dates and applied to reduce the purchase price due at the closing. Based on results to date, the Company projects that its annualized cash flow on its interest in Los Mogotes will be in excess of $500,000 per year. If such circumstances continue, the balance of the purchase price due to Penroc at closing will be significantly less than $699,700.

      The Company has received a report from an independent engineer commissioned by the Company, stating that in his opinion, the Welder Acreage contains proved reserves of 12.4 billion cubic feet of natural gas and 142,205 barrels of oil/natural gas liquids, which at this time are classified as proved undeveloped. Using natural gas wellhead prices as at September 30, 2003 unescalated for the life of the properties, Future Net Revenue was estimated at $27,152,319. When discounted at 10%, this stream of Future Net Revenue was estimated at $20,656,324. This report is filed as Exhibit 99.1 hereto, and is incorporated by reference herein. In addition, based on Management's review of third party engineering reports provided by VOG, discussions with VOG's geologist/geophycist, other outside engineering consultants and industry contacts, Management of the Company believes that the Welder Acreage may contain in excess of 60 billion cubic feet of possible and potential reserves on a risk adjusted basis to the Company.

      By virtue of the proved undeveloped reserves believed to be present on the Welder Acreage and assuming a successful drilling by the Company or an industry partner of at least one of those proved undeveloped prospects, Management believes that the Company will be able to secure a line of credit from a financial institution in an amount sufficient for the Company to complete the purchase of its interest in Los Mogotes and provide the Company with additional available credit, significantly prior to June 2004. Doing so would be beneficial to the Company by providing it with immediate revenue and cash flow from then producing natural gas wells. In addition, such facility could potentially be increased in size based on the Company's success in adding interests in additional producing wells developed through success in its own future drilling expenditures or the expenditures made by others on its properties consequent to the Company's prospect marketing efforts.

      In addition to the foregoing, the Company intends to meet its financial needs by seeking to raise additional capital and by selling prospects developed on the Welder Acreage to third parties. The Company anticipates that it will be able to generate revenues on the Welder Acreage from three sources:

1. Prospect Overhead fees - These will include an allocation of seismic and lease costs and prospect overhead fees. The Company believes it may be able to attach fees of in excess of $150,000 to each of the high-impact Wilcox prospects, and $50,000 to each Frio/Miocene prospect, potentially recouping well in excess of its initial funding costs.

2. Production revenue from low-risk exploitation projects- The Company's independently commissioned engineering report has identified six low risk offset drilling opportunities on the Welder Acreage, which are classified as proved undeveloped and which the Company may elect to drill for its own account.

3. Revenue from carried working interests on high-impact exploration wells - The Company's intent is to farm-out higher risk exploration wells to industry partners for a recoupment of invested costs plus a carried working interest.

      After acquiring the Welder Acreage and the Seitel 3D data set, the Company through its Agreement with Vaquero Oil and Gas began generating natural gas prospects for potential sale to other companies in the oil and gas industry. This process is on-going and is an integral part of Dune's Plan of Operations. The Company plans to initiate the marketing of its first Wilcox prospect during the fourth quarter of this year with the objective of securing a drilling commitment for a 9,000 foot Wilcox well prior to yearend. During the first quarter of 2004, the Company plans to begin marketing its first group of shallower Frio/Miocene prospects. The Company believes that over the next four quarters of operations it will be able to generate in excess of 20 Frio Miocene prospects and four deep Wilcox prospects for drilling either by the Company or by other companies in the oil and gas industry.

      Of course, there can be no assurances that the Company will be successful in raising additional capital, securing lines of credit or in selling any of its prospects to third parties, or that any such transactions, if consummated, will be on terms favorable to the Company.

Item 7. Financial Statements.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
  Dune Energy, Inc. (formerly IP Factory, Inc.)
  Houston, Texas

We have audited the accompanying balance sheet of Dune Energy, Inc. (formerly, IP Factory, Inc.) as of December 31, 2002, and the related statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2002. These financial statements are the responsibility of Dune's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dune Energy, Inc. (formerly IP Factory, Inc.) as of December 31, 2002 and the results of its operations and its cash flows for each of the two years in the two year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Dune will continue as a going concern. As discussed in note 2 to the financial statements, Dune has a significant accumulated deficit and significant working capital deficiency at December 31, 2002; which raise substantial doubt about Dune's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should Dune be unable to continue as a going concern.


Malone & Bailey, PLLC
www.malone-bailey.com
Houston, Texas

November 7, 2003

                                DUNE ENERGY, INC.
                           (FORMERLY IP FACTORY, INC.)
                                  BALANCE SHEET
                                December 31, 2002

                                     ASSETS

Assets                                                                  $        --
                                                                        ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                 $    82,771
  Note payable to stockholder                                               700,521
                                                                        -----------
         Total current liabilities                                          783,292

Stockholder's deficit:
  Preferred stock, $.001 par value, 1,000,000 authorized none issued             --
  Common stock, $.001 par value, 25,000,000 shares
    authorized, 6,223,027 shares issued and outstanding                       6,223
  Additional paid in capital                                              1,339,288
  Accumulated deficit                                                    (2,128,803)
                                                                        -----------
    Total stockholders' deficit                                            (783,292)
                                                                        -----------

         Total liabilities and stockholders' deficit                    $        --
                                                                        ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                DUNE ENERGY, INC.
                           (FORMERLY IP FACTORY, INC.)
                             STATEMENTS OF EXPENSES
                      Year Ended December 31, 2002 and 2001

                                                     2002               2001
                                                  -----------       -----------

Revenues                                          $        --       $        --

Provision for asset impairment                             --           169,104
General and administrative                                 --             1,875
                                                  -----------       -----------

  Operating loss                                           --          (170,979)

Interest expense                                       40,501            38,160
                                                  -----------       -----------

Net loss                                          $   (40,501)      $  (209,139)
                                                  ===========       ===========

Basic and diluted net loss per share              $     (0.01)      $     (0.03)
                                                  ===========       ===========

Weighted average shares outstanding                 6,223,027         6,159,727
                                                  ===========       ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                DUNE ENERGY, INC.
                           (FORMERLY IP FACTORY, INC.)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                     Years Ended December 31, 2001 and 2002

                                                                 Additional
                                          Common Stock            Paid-in       Accumulated
                                     Shares         Amount        Capital         Deficit           Total
                                  -----------    -----------    -----------     -----------     -----------
Balances, December 31, 2000         5,016,527    $     5,016    $ 1,338,620     $(1,879,163)    $  (535,527)

Recapitalization                    1,019,000          1,019         (1,019)             --              --

Issuance of stock for services        187,500            188          1,687              --           1,875

   Net loss                                --             --             --        (209,139)       (209,139)
                                  -----------    -----------    -----------     -----------     -----------

Balances, December 31, 2001         6,223,027          6,223      1,339,288      (2,088,302)       (742,791)

   Net loss                                --             --             --         (40,501)        (40,501)
                                  -----------    -----------    -----------     -----------     -----------

Balances, December 31, 2002         6,223,027    $     6,223    $ 1,339,288     $(2,128,803)    $  (783,292)
                                  ===========    ===========    ===========     ===========     ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                DUNE ENERGY, INC.
                           (FORMERLY IP FACTORY, INC.)
                            STATEMENTS OF CASH FLOWS
                     Period from December 31, 2002 and 2001

                                                           2002          2001
                                                        ----------    ---------

Net loss                                                $  (40,501)   $(209,139)
Adjustments to reconcile net loss to cash used in
     operating activities:
         Stock for services                                     --        1,875
         Asset impairment                                       --      169,104
         Accrued interest                                   40,501       38,160
                                                        ----------    ---------

CHANGE IN CASH                                                  --           --
Cash, beg. of period                                            --           --
Cash, end of period                                     $       --    $      --
                                                        ==========    =========

Supplemental information:
  Income taxes paid                                     $       --    $      --
                                                        ==========    =========
  Interest paid                                         $       --    $      --
                                                        ==========    =========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                DUNE ENERGY, INC.
                           (FORMERLY IP FACTORY, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. In May 2001, IP Factory, Inc. ("IP") a non- operating public company acquired all of the issued and outstanding shares of common stock of Hitthebeach.com, Inc., a privately held corporation for 20,066,109 shares of IP common stock, or approximately 83% of the combined entity. For accounting purposes this transaction was treated as an acquisition of IP and a recapitalization of Hitthebeach.com, Inc.

Hitthebeach.com, Inc. (HTB) was incorporated in the State of Delaware on April 23, 1999, as a subsidiary of Beach Communications Group, Inc. (Beach). On that date, HTB entered into an Agreement and Plan of Merger with Beach which provided for, among other things, that each outstanding share of common stock of Beach was converted into one share of the HTB's common stock.

In 2000 and 1999, HTB was engaged in selling advertising on its website, however, ceased operations in early 2001.

In May 2003 IP changed its name to Dune Energy, Inc. ("Dune"). Through June 2003, Dune was an inactive public corporation. As discussed in Note 5, Dune began raising money by the sale of convertible debentures and plans to use the proceeds to purchase and develop various oil and gas producing assets in South Texas.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Dune does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Dune's results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

The financial statements have been prepared assuming that Dune will continue as a going concern. Dune has a significant accumulated deficit and working capital deficiency at December 31, 2002 and is unable to meet its obligations as they come due; all of which raise substantial doubt about Dune's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should Dune be unable to continue as a going concern.

Management's plans to support Dune's operations include borrowing additional funds and raising additional capital. Dune's inability to obtain additional capital or obtain such capital on favorable terms could have a material adverse effect on its financial position, results of operations and its ability to continue operations.

NOTE 3 - INCOME TAXES

Dune has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The valuation allowance increased approximately $14,000 in 2002. The cumulative net operating loss carry-forward is approximately $250,000 at December 31, 2002, and will expire in years through 2022.

Deferred income taxes consist of the following at December 31, 2002:

                                                                         2002
                                                                       --------
Long-term:
   Deferred tax assets                                                 $ 85,000
   Valuation allowance                                                  (85,000)
                                                                       --------
                                                                       $     --
                                                                       ========

NOTE 4 - COMMON STOCK

In May 2001, Dune issued 187,500 shares of common stock to a consultant.

NOTE 5 - SUSEQUENT EVENTS

On May 5, 2003, Dune issued 2,487,440 shares of stock to the Company's Chairman for a note payable totaling $715,353, including accrued interest (interest accrued at 6%).

On May 7, 2003, Dune issued 1,725,000 for all of the outstanding common stock of Merchant Builders, Inc. (Merchant), a privately held corporation. Merchant was a development stage corporation with no assets and $16,500 in liabilities at May 7, 2003. The transaction resulted in an intangible asset of approximately $18,000 which was subsequently impaired.

On May 7, 2003, the Company's Chairman issued 1,000,000 shares of common stock to the president of Dune. The shares were valued at $.01 per share based on the Merchant transaction resulting in $10,000 in expense.

On May 7, 2003, Dune issued 1,000,000 shares of common stock to various consultants. The shares were valued at $.01 per share based on the Merchant transaction resulting in $10,000 of expense.

On June 3, 2003, Dune paid Penroc Oil Corporation a deposit of $174,800 for the option to purchase 34.98% of Penroc's 2% working interest in the Los Mogotes field located in Zapata County, Texas. The remaining balance of the purchase price, $699,700 and 50,000 shares of Dune common stock are due no later than June 30, 2004. The effective date of the agreement is February 1, 2003 with respect to capital expenditures and April 1, 2003 with respect to revenue and lease operating expenses. Dune's proportionate share of revenues generated at Los Mogotes, less its proportionate share of lease operating expenses and capital expenditures will be allocated to Dune as of those dates and applied to adjust the purchase price due at closing.

On August 7, 2003, Dune formed Vaquero Partners, LLC ("VP") to acquire and develop oil and gas leases in South Texas. Dune owns 85% with the other 15% owned by Vaquero Oil & Gas, Inc. ("VOG"), a privately held corporation. Dune contributed $558,000 to the LLC in 2003. The minority partner is not required to contribute any cash. Dune's interest in the profits of the LLC are as follows:
85% until Dune receives distributions equal to two times the sum of its capital contributions, 75% until Dune receives distributions equal to three times the sum of its capital contributions and 60% thereafter. Losses are allocated first among the Members in proportion to and to the extent of the positive balances in their capital accounts and then 100% to Dune.

On August 22, 2003, VP leased 1,400 acres and purchased a non-refundable option to lease an additional 6,800 acres of land in South Texas for approximately $301,000. The initial lease term is six months and is automatically extended for six month terms so long as Dune drills and completes a well capable of producing oil or gas in paying quantities. Dune earns the ability to extend the term for additional six month terms so long as a well capable of producing oil or gas in paying quantities is drilled and completed within such subsequent six month extension period. Dune is required to begin drilling a well of not less than 9,000 feet within the first six months or will be required to pay the owner of the land $200,000.

On August 22, 2003, VP signed a two year agreement with VOG for VOG to act as its operator of record with respect to the leased property noted above and to generate market and sell prospects to third parties. Dune agreed to pay VOG $150,000 in cash and 91,667 shares of Dune as a one-time advance on prospect development fees and $25,000 per month for the first six months and $12,500 per month for the remainder of the term.

In May through August 2003, Dune sold convertible debentures with a face value of $382,500 to various individuals. The debentures are convertible into shares of Dune at the option of the holder at $.45 per share. If the debentures are converted by the maker or the holder, the holder will also receive additional shares equal to 10% of the face value divided by $.45. The debentures accrue interest at 10% per annum and are due in various months through February 2005.

In August and September 2003, Dune sold debentures with a face value of $504,000 to five individuals. Four of the debentures totaling $404,000 are convertible into shares of Dune at the option of the holder at $.45 per share. The debentures are personally guaranteed by the Company's Chairman, accrue interest at 10% per annum and are due in August and September 2004. The debt holders received 217,527 shares of common stock valued at $2,175 which was recorded as interest expense on the date issued.

On September 23, 2003, VP purchased a non-exclusive license to 20,000 square miles of 3-D seismic data for $300,000. $40,000 was paid on September 23, 2003 with $80,000 due on or before December 29, 2003 and $180,000 due on or before February 26, 2004.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

Item 8A. Controls and Procedures.

      Within the 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our Management, including of Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls are effective in timely alerting them to material information relating to us, required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we conducted our evaluation.

                                    PART III
                                OTHER INFORMATION

Item 9. Directors and Executive Officers of the Registrant.

      The persons set forth below are the Directors and Executive Officers of the Company as of November 13, 2003:

NAME                      AGE           POSITION
----                      ---           --------

Mark Harrington           50            President, Chief Operating Officer,
                                        Chief Financial Officer and Director

Alan Gaines               48            Chairman of the Board, Chief Executive
                                        Officer

Steven Barrenchea         44            Director, Secretary

Richard Cohen             52            Director Designate

      Mark Harrington ("Harrington") is President of Harrington & Co., International LLC, a privately held investment banking and advisory concern and Harrington is a principal of AM Partners LLC, which offers banking and consulting services to the energy sector. Harrington was formerly the Chairman of the Board and Chief Executive Officer of HarCor Energy, Inc., a Houston based independent energy company. In 1987, Harrington and his group acquired fifty-one percent (51%) control of HarCor Energy (then named Pangea Petroleum) for $1 million.

      At the same time, Harrington founded and organized privately held HCO Canada Ltd.; a Calgary based independent energy company, at which Harrington served as Chairman of the Board of Directors. HCO Canada was founded with seed capital of four hundred thousand ($400,000) Dollars. In 1997, with HarCor listed on the NASDAQ National Market, and HCO on the Toronto Stock Exchange, both companies were sold for a cumulative total enterprise value of $358 million. Both companies had been outgrowths of Harrington's Energy Vulture Funds, which were organized in 1987 to take advantage of investment opportunities then present in the North American energy market.

      Harrington has been widely quoted in Oil and Gas Investor, The Oil Daily, The Oil and Gas Journal, Platts Oilgram, The Wall Street Transcript, The Wall Street Journal and other energy industry publications. Harrington has guest-authored articles for the Oil and Gas Investor, The Sunday Houston Chronicle Op-Ed, and for the Energy E-Comm.com web site. He has also appeared as a guest on The Financial News Network, The Dow Jones Network and Canada A.M.

      Harrington holds a BBA in Finance and an MBA in Finance from the University of Texas.

      Alan Gaines ("Gaines") co-founded Gaines, Berland Inc. ("GBI") in 1983. GBI was a full service brokerage firm, and investment bank specializing in global energy markets, with particular emphasis given to small to mid capitalization exploration and production, pipeline, midstream, and oilfield services companies.

      GBI commenced operations as an institutionally oriented research boutique, providing consulting, brokerage and capital formation. In 1993, a retail arm was added which grew into approximately 400 registered representatives. In the year leading up to the time of Gaines' retirement from GBI, GBI managed and/or co-managed in excess of $200 million of securities, virtually all within the energy sector. Gaines, who served as President of GBI from inception through July 1998, stepped down in order to take advantage of opportunities available at the time in energy as well as internet services. Gaines is presently President and CEO of Proton Capital LLC, a privately held investment and merchant banking firm, and is a principal of AM Partners LLC, which offers banking and consulting services to the energy sector. Gaines has been widely quoted throughout the years in periodicals such as The Wall Street Journal, The New York Times, The Financial Times, Barron's, Business Week, Forbes, to name a few he has granted interviews to CNN, Barron's, CNBC as well as numerous trade publications. Gaines has, in the past, been retained as a consultant/advisor by various aggressive investors in many multi-billion hostile acquisition attempts, such as Texaco, USX Corporation, Williams Company, Western Co., and so forth.

      Gaines holds a BBA in Finance from Baruch College, and an MBA ("With Distinction") from The Zarb School, Hofstra University Graduate School of Management.

      Steven Barrenechea has almost three decades of experience in the restaurant and lodging sector. Mr. Barrenechea is currently CEO, President and Director of Coastal Restaurants LLC and Breakwater Partners LLC, both of which own and operate high end restaurant/bars. He is also COO of Coast to Coast Catering Company, an upscale catering service. Mr. Barrenechea is a member of the Board of Directors of the Creative Coalition, The Milford (Connecticut) Red Cross, and The Child Guidance Center of Fairfield County. Mr. Barrenechea holds a BBA from New York University.

      Richard M. Cohen ("Cohen") has agreed to become a director of the Company at such time as the Company has procured a Directors and Officers insurance policy. Mr. Cohen has been the President of Richard M. Cohen Consultants since 1996. Richard M. Cohen Consultants is a financial services consulting company that accepts engagements from public and private companies to assist with their corporate governance and corporate finance needs.

      Cohen was the President of National Auto Credit in 1999. National Auto Credit is a publicly traded sub-prime auto finance company.

      Cohen was the President of General Media from 1992-1995. General Media is a $150 million international diversified publishing and communications company. At General Media, Cohen managed 300 employees; raised $200 million in public and private financings; and secured international licensing rights for General Media

      From 1984 through 1992, Cohen was an Investment Banker at Henry Ansbacher, Furman Selz, where he specialized in Mergers & Acquisitions, Public Equity Offerings, and Restructurings. From 1980 through 1983, Cohen was a Vice President of Corporate Development at Macmillan.

      Cohen is a Certified Public Accountant, and received his training at Arthur Andersen & Co. He received a BS from The University of Pennsylvania (Wharton) and an MBA from Stanford University.

Item 10. Executive Compensation.

      As of November 13, 2003, no officer or Director has received compensation from the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following sets forth the number of shares of our $.001 par value common stock beneficially owned by (i) each person who was known by us to own beneficially more than five percent (5%) of our issued and outstanding common stock; (ii) each of the named Executive Officers; (iii) the individual Directors; and (iv) the Officers and Directors as a group. As of October 29, 2003 there were 15,480,192 common shares issued and outstanding, on a fully-diluted basis (assuming conversion of all convertible promissory notes issued by the Company).

------------------------------------------------------------------------------------------------------------
Title of Class            Name and Address                          Amount of               Percent of Class
                         of Beneficial Owner                  Beneficial Ownership
------------------------------------------------------------------------------------------------------------
Common               Alan Gaines (Chairman & CEO)
                     7 Wakeman Road,                                5,781,000                     37.3%
                     Westport, CT 06880
------------------------------------------------------------------------------------------------------------
Common               Mark Harrington (President, COO, CFO
                     and Director)                                  1,325,000 (1)                  8.6%
                     16 River Hollow Lane
                     Houston, Texas 77027
------------------------------------------------------------------------------------------------------------
Common               Steven Barrenchea (Director)
                     127 Breaker Lane                                 325,000                      2.1%
                     Stratford, CT 06615
------------------------------------------------------------------------------------------------------------
Common               Richard Cohen (Director) (2)
                     100 E. Hartsdale Avenue                          616,066 (3)                  4.0%
                     Hartsdale, NY 10530
------------------------------------------------------------------------------------------------------------
Common               Officers and Directors as group
                     (consisting of 3 persons)                      8,047,066 (1) (3)             52.0%
------------------------------------------------------------------------------------------------------------

(1) Includes 835,000 shares owned by Harrington & Co. International L.L.C., an entity in which Mr. Harrington is the sole member and 290,000 shares controlled by Cameron Harrington, the wife of Mr. Harrington.

(2) Mr. Cohen has agreed to become a director at such time as the Company procures adequate Directors and Officers insurance.

(3) Includes 116,066 shares that may be issued upon conversion of convertible notes.

Item 12. Certain Relationships and Related Transactions.

      None.

Item 13. Exhibits, List and Reports on Form 8-K.

Exhibit Number                  Description
--------------------------------------------------------------------------------

3.1               Amended and Restated Certificate of Incorporation

3.2               By-Laws

4.1               Form of Secured Convertible Promissory Note

10.1 Plan and Agreement of Merger dated as of May 5, 2003 between the Registrant and Merchant Builders, Inc.

10.2 Oil and Gas Lease and Option Agreement dated as of August 22, 2003 between the Registrant and the Lessors named therein with respect to the Welder property

10.3 Agreement dated as of October 30, 2003 between the Registrant and Penroc Oil Corporation with respect to Los Mogotes property

10.4 Agreement dated as of September 26, 2003 between the Registrant and Seitel Data, Ltd. with respect to 3D seismic survey

10.5              Operating Agreement of Vaquero Partners LLC

10.6 Agreement dated as of August 22, 2003 by and among Vaquero Partners LLC, Vaquero Oil & Gas, Inc., and the Registrant

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1              Certification pursuant to 18 U.S.C. 1350, adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2              Certification pursuant to 18 U.S.C. 1350, adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

99.1              Report of Independent Engineer With Respect to Welder Acreage

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DUNE ENERGY, INC.
                                        (f/k/a IP FACTORY, INC.)


Date: November 13, 2003                 By: /s/ Alan Gaines
                                            ----------------------------
                                        Name:  Alan Gaines
                                        Title: Chief Executive Officer


Date: November 13, 2003                 By: /s/ Mark Harrington
                                            ----------------------------
                                        Name:  Mark Harrington
                                        Title: Chief Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Alan Gaines
--------------------------------
Name:  Alan Gaines
Title: Chairman, Chief Executive Officer, Director
Date:  November 13, 2003


/s/ Mark Harrington
--------------------------------
Name:  Mark Harrington
Title: Chief Financial Officer, Director
Date:  November 13, 2003


/s/ Steven Barrenchea
--------------------------------
Name:  Steven Barrenchea
Title: Secretary, Director
Date:  November 13, 2003