Form 10QSB
period 2003-03-31
DUNE ENERGY INC
filed 2003-11-14
CIK 1092839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-QSB

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 2003

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

                              -------------------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days: Yes |_| No |X|

      Registrant's number of common shares outstanding as of March 31, 2003:
6,223,027

                                DUNE ENERGY, INC.
                           (FORMERLY IP FACTORY, INC.)
                                  BALANCE SHEET
                                 March 31, 2003
                                   (Unaudited)

                                     ASSETS

Assets                                                                  $        --
                                                                        ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                 $    82,771
  Note payable to stockholder                                               711,028
                                                                        -----------
         Total current liabilities                                          793,799

Stockholders' deficit:
  Preferred stock, $.001 par value, 1,000,000 authorized none issued             --
  Common stock, $.001 par value, 25,000,000 shares
    authorized, 6,223,027 shares issued and outstanding                       6,223
  Additional paid in capital                                              1,339,288
  Accumulated deficit                                                    (2,139,310)
                                                                        -----------
    Total Stockholders' Deficit                                            (793,799)
                                                                        -----------

         Total liabilities and stockholders' deficit                    $        --
                                                                        ===========

                                DUNE ENERGY, INC.
                           (FORMERLY IP FACTORY, INC.)
                             STATEMENTS OF EXPENSES
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                      2003              2002
                                                  -----------       -----------
Revenues                                          $        --       $        --

General and administrative                                 --                --
                                                  -----------       -----------

  Operating loss                                           --                --

Interest expense                                       10,508             9,900
                                                  -----------       -----------

Net loss                                          $   (10,508)      $    (9,900)
                                                  ===========       ===========

Basic and diluted net loss per share              $        --       $        --
                                                  ===========       ===========

Weighted average shares outstanding                 6,223,027         6,223,027
                                                  ===========       ===========

                                DUNE ENERGY, INC.
                           (FORMERLY IP FACTORY, INC.)
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                             2003         2002
                                                          ---------     -------

Net loss                                                  $ (10,508)    $(9,900)
Adjustments to reconcile net loss to cash used in
     operating activities:
    Accrued interest                                         10,508       9,900
                                                          ---------     -------

CHANGE IN CASH                                                   --          --
Cash, beg. of period                                             --          --
                                                          ---------     -------
Cash, end of period                                       $      --     $    --
                                                          =========     =======

Supplemental information:
  Income taxes paid                                       $      --     $    --
                                                          =========     =======
  Interest paid                                           $      --     $    --
                                                          =========     =======

                                DUNE ENERGY, INC.
                           (FORMERLY IP FACTORY, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Dune Energy, Inc. (formerly IP Factory, Inc.) ("Dune") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2002 as reported in the 10-KSB have been omitted.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DUNE ENERGY, INC.
                                        (f/k/a IP FACTORY, INC.)


Date: November 13, 2003                 By: /s/ Alan Gaines
                                            ------------------------------
                                        Name:  Alan Gaines
                                        Title: Chairman, Chief Executive Officer


Date: November 13, 2003                 By: /s/ Mark Harrington
                                            ------------------------------
                                        Name:  Mark Harrington
                                        Title: Chief Financial Officer