Form 10QSB
period 2003-06-30
DUNE ENERGY INC
filed 2003-11-14
CIK 1092839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2003

                                       OR

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________to________________

                         Commission file number 0-27897

                                 ---------------

                                DUNE ENERGY, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                        95-4737507
    (State or Other Jurisdiction of                          (I.R.S. Employee
     Incorporation or Organization)                         Identification No.)

          16 River Hollow Lane
             Houston, Texas                                        77027
(Address of principal executive offices)                        (Zip Code)

                                 (713) 960-0995
              (Registrant's Telephone Number, Including Area Code)

                                IP Factory, Inc.
                              99 Washington Street
                        South Norwalk, Connecticut 06854
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

                                 ---------------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days: Yes |_| No |X|

      The number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2003: 11,454,954

                                     PART I
                              FINANCIAL INFORMATION

Overview of Company

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

Interest in Gas Property:

      The Los Mogotes Field: On June 3, 2003, the Company delivered $174,800 to Penroc Oil, Inc. ("Penroc") as a deposit on the option granted by Penroc to the Company, to purchase 34.98% of Penroc's 2% working interest in the Los Mogotes field located in Zapata County, Texas, for the purchase price of $874,500 and 50,000 shares of the Company's common stock.. A copy of the Agreement between the Company and Penroc was filed as Exhibit 10.3 to the Company's 10-KSB for the year ended December 31, 2002, and is incorporated by reference herein.

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

Item 1. Financial Statements

                                DUNE ENERGY, INC.
                           (FORMERLY IP FACTORY, INC.)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2003
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash                                                                  $    62,700
  Advance to affiliate                                                       15,000
  Deposit, Los Mogotes                                                      174,800
                                                                        -----------
         Total current assets                                               252,500

Deferred financing costs                                                     36,773
                                                                        -----------

         Total assets                                                   $   289,273
                                                                        ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                 $   157,476
                                                                        -----------
         Total current liabilities                                          157,476

  Long-term convertible debentures                                          262,500

Stockholders' deficit:
  Preferred stock, $.001 par value, 1,000,000 authorized none issued             --
  Common stock, $.001 par value, 25,000,000 shares
    authorized, 11,454,954 shares issued and outstanding                     11,454
  Additional paid in capital                                              2,071,330
  Accumulated deficit                                                    (2,213,487)
                                                                        -----------
    Total stockholders' deficit                                            (130,703)
                                                                        -----------

         Total liabilities and stockholders' deficit                    $   289,273
                                                                        ===========

See accompanying notes to financial statements.

                                DUNE ENERGY, INC.
                           (FORMERLY IP FACTORY, INC.)
                       CONSOLIDATED STATEMENTS OF EXPENSES
                Three and Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                             Three Months Ended                Six Months Ended
                                                  June 30,                          June 30,
                                                  --------                          --------
                                            2003             2002             2003             2002
                                        ------------     ------------     ------------     ------------
Revenues                                $         --     $         --     $         --     $         --

General, administrative and selling           63,797               --           63,797               --
                                        ------------     ------------     ------------     ------------

  Operating loss                             (63,797)              --          (63,797)              --

Interest expense                              10,379           10,049           20,887           19,949
                                        ------------     ------------     ------------     ------------

Net loss                                $    (74,176)    $    (10,049)    $    (84,684)    $    (19,949)
                                        ============     ============     ============     ============

Net loss per share:
  Basic and diluted                     $       (.01)    $         --     $       (.01)    $         --
                                        ============     ============     ============     ============

Weighted average shares outstanding:
  Basic and diluted                       11,609,551        6,223,027        9,814,043        6,223,027
                                        ============     ============     ============     ============

See accompanying notes to financial statements.

                                DUNE ENERGY, INC.
                           (FORMERLY IP FACTORY, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                  2003          2002
                                                               ---------     ---------
Net loss                                                       $ (84,864)    $ (19,949)
Adjustments to reconcile net loss to cash used in operating
        activities:
Amortization of debt discount                                      4,597            --
Stock for services                                                20,195            --
Impairment of Merchant Builders                                   18,225
Changes in:
     Accounts payable and accrued expenses                        51,847        19,949
                                                               ---------     ---------
Net cash used in operating activities                            (10,000)           --
                                                               ---------     ---------

CASHFLOWS FROM INVESTING ACTIVITIES
     Advances to affiliate                                       (15,000)           --
     Deposits                                                   (174,800)           --
                                                               ---------     ---------
Net cash used in investing activities                           (189,800)           --
                                                               ---------     ---------

CASHFLOWS FROM FINANCING ACTIVIES -
     Proceeds from sale of debentures, net                       262,500            --
                                                               ---------     ---------

NET INCREASE IN CASH                                              62,700            --
Cash, beg. of period                                                  --            --
                                                               ---------     ---------
Cash, end of period                                            $  62,700     $      --
                                                               =========     =========

Supplemental information:
  Income taxes paid                                            $      --     $      --
                                                               =========     =========
  Interest paid                                                $      --     $      --
                                                               =========     =========

NON CASH INVESTING AND FINANCING:

Financing costs included in trade accounts payable             $  41,370     $      --
                                                               =========     =========
Issuance of stock for note payable to stockholder              $ 715,353     $      --
                                                               =========     =========

See accompanying summary of accounting policies and notes to financial statements.

                                DUNE ENERGY, INC.
                           (FORMERLY IP FACTORY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Dune Energy, Inc. (formerly IP Factory, Inc.) ("Dune") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2002 as reported in the 10-KSB have been omitted.

NOTE 2 - DEPOSIT LOS MOGOTES

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

NOTE 3 - CONVERTIBLE DEBENTURES

In May and June 2003, Dune sold convertible debentures with a face value of $262,500 to various individuals. The debentures are convertible into shares of Dune at the option of the holder at $.45 per share. If the debentures are converted by the maker or the holder, the holder will also receive additional shares equal to 10% of the face value divided by $.45. The debentures accrue interest at 10% per annum and are due in various months through February 2005.

Dune incurred approximately $41,000 in legal fees associated with the convertible debentures which are recorded as deferred financing costs at June 30, 2003. These costs are being amortized over the term of the notes. Dune recorded $4,597 in non-cash interest expense for the six months ended June 30, 2003.

NOTE 4 - COMMON STOCK

On May 5, 2003, Dune issued 2,487,440 shares of stock to the Company's Chairman for a note payable totaling $715,353, including accrued interest (interest accrued at 6%).

On May 7, 2003, Dune issued 1,725,000 for all of the outstanding common stock of Merchant Builders, Inc. (Merchant), a privately held corporation. Merchant was a development stage corporation with no assets and $16,500 in liabilities on May 7, 2003. The transaction resulted in an intangible asset of approximately $18,000 which was subsequently impaired.

On May 7, 2003, the Company's Chairman issued 1,000,000 shares of common stock to the president of Dune. The shares were valued at $.01 per share based on the Merchant transaction resulting in $10,000 in expense.

On May 7, 2003, Dune issued 1,019,487 shares of common stock to various consultants. The shares were valued at $.01 per share based on the Merchant transaction resulting in $10,195 in expense.

Item 2. Management's Plan of Operation.

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

      o uncertainties associated with the United States and worldwide economies

      o     substantial competition from larger companies

      o     the loss of key personnel

      o     the Company's ability to maintain low overhead costs

      o operating interruptions (including leaks, explosions, fires, mechanical failure, unscheduled downtime, transportation interruptions, and releases and other environmental risks)

Item 3. Controls and Procedures.

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

                                     PART II
                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds; Recent Sales of Unregistered Securities

      During the period covered by this report, the Company commenced a private offering pursuant to Rule 506 of Regulation D, pursuant to which the Company sold Secured Convertible Promissory Notes (the "Secured Notes") in the aggregate principal face amount of $262,500. The Secured Notes have a maturity of 18 months and bear interest at the rate of 10% per annum. The Secured Notes are convertible into shares of the Company's common stock, at any time prior to maturity, at a conversion price of $.45 per share of common stock. Initially, the Secured Notes are convertible into an aggregate of 641,667 shares of the Company's common stock. Repayment of the Secured Notes is secured by a first lien on the Company's assets and by the pledge of shares of common stock held by the Company's Directors. A form of the Secured Note was filed as Exhibit 4.1 to the Company's 10-KSB for the year ended December 31, 2003 and is incorporated by reference herein.

Item 4. Submission of Matters to Vote of Security Holders

      During the period covered by this Report, the proposed merger of the Company with Merchant Builders, Inc. was submitted to a vote of the stockholders of the Company. Acting by written consent pursuant to the Company's Bylaws, the holders of 6,959,342 shares cast their vote in favor of the merger and such merger was approved.

Item 5. Other Information

      The following table sets forth the names and ages of the members of our Board of Directors, executive officers, and the position held in the Company by each:

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

Item 6. Exhibits

Exhibit Number                              Description
--------------------------------------------------------------------------------

3.1                 * Amended and Restated Certificate of Incorporation

3.2                 * By-Laws

4.1                 * Form of Secured Convertible Promissory Note

10.1 * Plan and Agreement of Merger dated as of May 5, 2003 between the Registrant and Merchant Builders, Inc.

10.2 * Oil and Gas Lease and Option Agreement dated as of August 22, 2003 between the Registrant and the Lessors named therein with respect to the Welder property

10.3 * Agreement dated as of October 30, 2003 between the Registrant and Penroc Oil Corporation with respect to Los Mogotes property

10.4 * Agreement dated as of September 26, 2003 between the Registrant and Seitel Data, Ltd. with respect to 3D seismic survey

10.5                * Operating Agreement of Vaquero Partners LLC

10.6 * Agreement dated as of August 22, 2003 by and among Vaquero Partners LLC, Vaquero Oil & Gas, Inc., and the Registrant

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2 Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

99.1                * Report of Independent Engineer With Respect to Welder
                    Acreage

* Previously filed in the Registrant's Report on Form 10-KSB for the year ended December 31, 2002 and incorporated by reference herein

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DUNE ENERGY, INC.


Date: November 13, 2003            By: /s/ Alan Gaines
                                       ------------------------------------
                                   Name: Alan Gaines
                                   Title: Chairman, Chief Executive Officer


Date: November 13, 2003            By: /s/ Mark Harrington
                                       ------------------------------------
                                       Name: Mark Harrington
                                       Title: President, Chief Financial Officer