Form 10QSB
period 2003-09-30
DUNE ENERGY INC
filed 2003-11-14
CIK 1092839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003

OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________ to _________________

Commission file number 0-27897

DUNE ENERGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4737507
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employee Identification No.)

16 River Hollow Lane Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

(713) 960-0995
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days:  Yes ☐    No ☑

     The number of shares outstanding of each of the issuer's classes of common equity, as of October 29, 2003: 13,639,148

PART I
FINANCIAL INFORMATION

Overview of Company

     In May 2001 IP Factory, Inc. (“IP”) merged with Hitthebeach.com, Inc., a company providing internet services and online merchandising. It was the intent of management to further develop and grow its internet services business. However, shortly after the signing of the merger agreement, internet services equities suffered a deep and sustained decline and capital formation became extremely difficult. It was the opinion of management that it would be in the best interests of the Company and its stockholders to exit the internet services business in order to capitalize on the significant experience and contacts of the Company’s principal stockholder in the energy sector. On May 7, 2003, IP merged with Merchant Builders, Inc., a privately-held Delaware company, whereby pursuant to the merger, IP was the surviving entity. Immediately following the merger, IP changed its name to Dune Energy, Inc. (the “Company” or the “registrant”). Presently, the Company is engaged in the business of leasing, acquiring and subsequently developing, known natural gas producing properties.

Interests in Gas Properties:

     The Welder Ranch: On August 22, 2003, the Company entered into an Oil & Gas Lease Option Agreement (the “Welder Lease Agreement”), pursuant to which the Company leased approximately 1,400 acres and purchased the option to lease an additional 6,800 acres of land held by the Welder family in Victoria County, Texas (collectively, the “Welder Acreage”). The option runs for one year and may be exercised at a lease price of $100 per acre. A copy of the Welder Lease Agreement was filed as Exhibit 10.2 to the Company’s 10-KSB for the year ended December 31, 2002, and is incorporated by reference herein.

     The Welder Acreage was actually leased by the Company’s 85% owned subsidiary, Vaquero Partners LLC (“Vaquero Partners”). Vaquero Partners is a joint undertaking between the Company and Vaquero Oil and Gas, Inc. (“VOG”), which initially holds a 15% interest in Vaquero Partners. The Company and VOG have also entered into an Area of Mutual Interest Agreement with respect to potentially leasing up to an additional 350,000 acres of lands held by the Welder family in the United States.

     Vaquero Partners was formed specifically for the purpose of holding and developing the initial 8,200 leased/optioned acres and any other leases subsequently offered by the Welders. Initially, the Company will hold a 85% membership interest and VOG will hold a 15% membership interest in Vaquero Partners. The Company will employ a monthly cash sweep to capture revenues generated from the joint venture’s activities. Once the Company has recouped 200% of its total invested cost in Welder, the Company’s membership interest will go to 75% and VOG’s to 25%. Once the Company has received cash equal to 300% of its invested amount in Welder, the Company’s membership interest will go to 60% and VOG’s to 40%. A copy of the Operating Agreement for Vaquero Partners was filed as Exhibit 10.5 to the Company’s 10-KSB for the year ended December 31, 2002 and is incorporated by reference herein.

     In addition to the foregoing, Vaquero Partners and VOG entered into an agreement dated as of August 22, 2003, pursuant to which Vaquero Partners will pay $25,000 a month to VOG for the first six months of the term and $12,500 thereafter, to perform all tasks necessary to generate, market and sell prospects to third parties on the Welder Acreage. A copy of the Agreement between Vaquero Partners and VOG was filed as Exhibit 10.6 to the Company’s 10-KSB for the year ended December 31, 2002, and is incorporated by reference herein.

     Set in the center of the Wilcox and the Frio-Miocene fairways, the geology of the Welder Ranch is highly prospective. A high density of drilling exists to the north and south of the Welder Acreage on lands not controlled by the Welder family. By contrast, drilling on the Welder’s land has been sparse owing to tough leasing terms previously offered by the Welder family, which allowed the industry participant only 55-60% of the net revenues generated. Such terms, taken together with depressed natural gas prices of less than $2 per MCF, led to early abandonment of producing wells. Per the terms of the Welder Lease Agreement, the Company will receive between 70-75% of net revenues generated.

     Also of significant importance to the Company is the availability of a high quality 3D seismic survey completed three years ago by Coastal Corporation (subsequently acquired by Seitel Data, Ltd.) shot using 40-fold data versus the more typical 24-fold data. That survey revealed the presence of multiple new untested fault blocks in the Wilcox formation that may aggregate in excess of 60 BCF of exploration potential. The 3D survey also identified numerous shallow “Bright-Spot” anomalies that are of sufficient low risk that the Company may drill some or all of these for its own account. To date, the Company has licensed 8 square miles of this 3D survey and plans to license an additional 12 square miles during or before the first quarter of 2004. A copy of the Agreement between the Company and Seitel Data, Ltd was filed as Exhibit 10.4 to the Company’s 10-KSB for the year ended December 31, 2003 and is incorporated by reference herein.

     The Welder Acreage is prospective in at least ten separate horizons in five formations. The most significant are:

1.	The Wilcox Formation- The Wilcox is one of the most prolific formations along the Texas Gulf Coast and a primary objective for the industry’s current exploration activities. The Wilcox is productive at depths ranging from 8,300’ to 15,000'. Up to six producing intervals may be encountered in a Wilcox well, and three zones are quite typical in the area. Reserves are typically in the range of 2-10 BCF per completion, but may often be much larger. A successful Wilcox well will typically cost between $600,000 at the 8,300’ depth to $3 million at the 15,000’ depth.

2.	Frio/Miocene Formation- The Frio/Miocene is a main target for many operators that choose to explore for shallow low cost reserves. Found at depths ranging from 2,900’ to 4,700', successful Frio/Miocene wells generally yield between 500 MMCF and 1.5 BCF, representing a range of net asset value between $750,000 and $2,250,000. An average Frio/Miocene well costs less than $250,000 to complete. A highly successful tool in identifying the Frio/Miocene has been 3D seismic. VOG’s preliminary review of the 40-fold 3D survey has shown numerous 3D Frio/Miocene prospects on the Welder Acreage, possibly as many as fifty.

     The Los Mogotes Field: On June 3, 2003, the Company delivered $174,800 to Penroc Oil, Inc. (“Penroc”) as a deposit on the option granted by Penroc to the Company, to purchase 34.98% of Penroc’s 2% working interest in the Los Mogotes field located in Zapata County, Texas, for the purchase price of $874,500 and 50,000 shares of the Company’s common stock.. A copy of the Agreement between the Company and Penroc was filed as Exhibit 10.3 to the Company’s 10-KSB for the year ended December 31, 2002, and is incorporated by reference herein.

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

Item 1. Financial Statements

DUNE ENERGY, INC.
(FORMERLY IP FACTORY, INC.)
CONSOLIDATED BALANCE SHEET
September 30, 2003
(Unaudited)

ASSETS

Current Assets:
Cash	$75,457
Deposit, Los Mogotes	179,600

Total current assets	255,057

Unproved oil & gas properties, using full cost method of accounting	816,400

Deferred financing costs	54,512

Total assets	$1,125,969

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$160,857
Notes payable	360,000
Convertible debentures	404,000

Total current liabilities	924,857

Long-term convertible debentures	382,500

Stockholders’ deficit:
Preferred stock, $.001 par value, 1,000,000 authorized none issued	–
Common stock, $.001 par value, 25,000,000 shares
authorized, 11,764,148 shares issued and outstanding	11,764
Additional paid in capital	2,074,112
Accumulated deficit	(2,267,264)

Total Stockholders’ Deficit	(181,388)

Total liabilities and stockholders’ deficit	$1,125,969

See accompanying notes to financial statements.

DUNE ENERGY, INC.
(FORMERLY IP FACTORY, INC.)
CONSOLIDATED STATEMENTS OF EXPENSES
Three and Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues	$–	$–	$–	$–

General, administrative and selling	33,084	–	93,878	–

Operating loss	(33,084)	–	(93,878)	–

Interest expense	23,695	10,200	44,583	30,149

Net loss	$(56,779)	$(10,200)	$(138,461)	$(30,149)

Net loss per share:
Basic and diluted	$–	$–	$(.02)	$–

Weighted average shares outstanding:
Basic and diluted	11,555,778	6,223,027	9,189,183	6,223,027

See accompanying notes to financial statements.

DUNE ENERGY, INC.
(FORMERLY IP FACTORY, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	2003	2002

Net loss	$(138,461)	$(30,149)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	16,418	–
Stock for services and interest	23,287	–
Impairment of merchant builders	18,225	–
Changes in:
Accounts payable and accrued expenses	60,000	30,149

Net cash used in operating activities	(20,531)	–

CASHFLOWS FROM INVESTING ACTIVITIES
Investment in unproved properties	(556,400)	–
Deposits	(179,600)	–

Net cash used in investing activities	(736,000)	–

CASHFLOWS FROM FINANCING ACTIVIES -
Proceeds from sale of debentures and notes payable, net	886,500	–
Debt issuance costs	(54,512)	–

	831,988	–

NET INCREASE IN CASH	75,457	–
Cash, beg. of period	–	–

Cash, end of period	$75,457	$–

Supplemental information:
Income taxes paid	$–	$–

Interest paid	$–	$–

NON CASH INVESTING AND FINANCING:

Purchase of seismic data with note payable	$260,000	$–

Issuance of stock for note payable to stockholder	$715,353	$–

See accompanying notes to financial statements.

DUNE ENERGY, INC.
(FORMERLY IP FACTORY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Dune Energy, Inc. (formerly IP Factory, Inc.) (“Dune”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2002 as reported in the 10-KSB have been omitted.

CONSOLIDATION

On August 7, 2003, Dune formed Vaquero Partners, LLC (“VP”) to acquire and develop oil and gas leases in South Texas. Dune owns 85% with the other 15% owned by Vaquero Oil & Gas, Inc. (“VOG”), a privately held corporation. Dune contributed $558,000 to the LLC in 2003. The minority partner is not required to contribute any cash. Dune’s interest in the profits of the LLC are as follows: 85% until Dune receives distributions equal to two times the sum of its capital contributions, 75% until Dune receives distributions equal to three times the sum of its capital contributions and 60% thereafter. Losses are allocated first among the Members in proportion to and to the extent of the positive balances in their capital accounts and then 100% to Dune.

The accompanying consolidated financial statements include the accounts of Dune and VP. All significant intercompany balances and transactions have been eliminated in consolidation.

OIL & GAS ACCOUNTING POLICIES

Unproved Oil and Gas Properties. Dune follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves. Under this method, all costs including internal costs, directly related to acquisition, exploration, and development activities are capitalizable as oil and gas property costs.

Amortization of unproved property costs begins when the properties become proved or their values become impaired. Dune assesses the realizability of unproved properties on at least an annual basis or when there has been an indication that an impairment in value may have occurred. Impairment of unproved properties is assessed based on management’s intention with regard to future exploration and development of individually significant properties and the ability of Dune to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the “cost ceiling”) equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book an tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense.

On June 3, 2003, Dune paid Penroc Oil Corporation a deposit of $174,800(plus $4,800 geological costs) for the option to purchase 34.98% of Penroc’s 2% working interest in the Los Mogotes field located in Zapata County, Texas. The remaining balance of the purchase price, $699,700 and 50,000 shares of Dune common stock are due no later than June 30, 2004. The effective date of the agreement is February 1, 2003 with respect to capital expenditures and April 1, 2003 with respect to revenue and lease operating expenses. Dune’s proportionate share of revenues generated at Los Mogotes, less its proportionate share of lease operating expenses and capital expenditures will be allocated to Dune as of those dates and applied to adjust the purchase price due at closing. The deposit is refundable if the option is not exercised in June 2004.

On August 22, 2003, VP leased 1,400 acres and purchased the option to lease an additional 6,800 acres of land in South Texas for $302,528. The initial lease term is six months and is automatically extended for six month terms so long as Dune drills and completes a well capable of producing oil or gas in paying quantities. Dune earns the ability to extend the term for additional six month terms so long as a well capable of producing oil or gas in paying quantities is drilled and completed within such subsequent six month extension period. Dune is required to begin drilling a well of not less than 9,000 feet within the first six months or will be required to pay the owner of the land $200,000.

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

Capitalized costs incurred in property acquisition, exploration and development activities as of September 30, 2003 are as follows:

3-D Seismic	$300,000
Prospect development fees paid to VOG	200,872
Purchase of lease	302,528
Geological consulting	13,000

$816,400

NOTE 2 - NOTES PAYABLE

On August 17, 2003 Dune received $100,000 from an individual for an unsecured note payable bearing interest at 10%. The note is personally guaranteed by Dune’s Chairman. The balance outstanding at September 30, 2003 is $100,000 and is included in notes payable in the accompanying balance sheet. The note holder received 47,430 shares of common stock valued at $474 which was recorded as interest expense in the accompanying statement of operations.

On September 23, 2003, VP purchased a non-exclusive license to 20,000 square miles of 3-D seismic data for $300,000. $40,000 was paid on September 23, 2003 with $80,000 due on or before December 29, 2003 and $180,000 due on or before February 26, 2004. The balance due as of September 30, 2003, $260,000, is included in notes payable in the accompanying balance sheet and bears interest at 18% on balances paid in arrears.

NOTE 3 - CONVERTIBLE DEBENTURES

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

In August and September 2003, Dune sold convertible debentures with a face value of $404,000 to four individuals. The debentures are convertible into shares of Dune at the option of the holder at $.45 per share. The debentures are personally guaranteed by the Company's Chairman, accrue interest at 10% per annum and are due in August and September 2004. The debt holders received 170,097 shares of common stock valued at $1,701 which was recorded as interest expense in the accompanying statement of operations.

Dune incurred approximately $71,000 in legal fees associated with the convertible debentures which are recorded as deferred financing costs at September 30, 2003. These costs are being amortized over the term of the notes. Dune recorded $16,481 in non-cash interest expense for the nine months ended September 30, 2003.

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

In September 2003, Dune issued 170,097 shares of common stock to debenture holders, see note 3.

In August 2003, Dune issued 91,667 share of common stock to VOG, see note 1.

NOTE 5 - SUBSEQUENT EVENTS

In October 2003, Dune issued 1,825,000 shares of common stock to consultants valued at $18,250 and 50,000 shares of common stock to the principal of Penroc valued at $500.

Item 2. Management’s Plan of Operation.

     As previously stated above, the Company completed a merger in May of 2003 as part of its new business plan of acquiring and developing interests in natural gas properties. Since the merger in May of 2003, the Company has not generated any revenues from operations and its ability to do so in the future is highly dependent on the Company’s ability to raise additional capital.

     The Company anticipates expenses of up to approximately $3,000,000 over the next twelve months including $699,700 to complete the purchase of Los Mogotes (less amounts accrued for the Company’s benefit as discussed below), $680,000 to exercise its option to lease an additional 6,800 acres on the Welder Ranch, $800,000 to complete a 9,000 foot well to maintain its rights to the 1,400 acres leased from the Welder family (unless a third party acquires an interest in the Welder property and undertakes to drill such well), $260,000 to be paid to Seitel Data Ltd. to acquire the 3Dseismic data and for its working capital needs.

     Under the terms of its Agreement with Penroc, the Company is required to deliver the remainder of the purchase price ($699,700) to Penroc no later than June 30, 2004. Provided that the balance of the purchase price (including interest at the rate of 9%per annum) is timely paid, the effective date of the transfer will be April 1, 2003 with respect to revenue and lease operating expenses and February 1, 2003 with respect to capital expenditures. Accordingly, Dune’s proportionate share of revenues generated at Los Mogotes, less its proportionate share of lease operating expenses and capital expenditures will be allocated to Dune as of those dates and applied to reduce the purchase price due at the closing. Based on results to date, the Company projects that its annualized cash flow on its interest in Los Mogotes will be in excess of $500,000 per year. If such circumstances continue, the balance of the purchase price due to Penroc at closing will be significantly less than $699,700.

     The Company has received a report from an independent engineer commissioned by the Company, stating that in his opinion, the Welder Acreage contains proved reserves of 12.4 billion cubic feet of natural gas and 142,205 barrels of oil/natural gas liquids, which at this time are classified as proved undeveloped. Using natural gas wellhead prices as at September 30, 2003 unescalated for the life of the properties, Future Net Revenue was estimated at $27,152,319. When discounted at 10%, this stream of Future Net Revenue was estimated at $20,656,324. This report was filed as Exhibit 99.1 to the Company’s 10- KSB for the year ended December 31, 2002 and is incorporated by reference herein. In addition, based on Management’s review of third party engineering reports provided by VOG, discussions with VOG’s geologist/geophycist, other outside engineering consultants and industry contacts, Management of the Company believes that the Welder Acreage may contain in excess of 60 billion cubic feet of possible and potential reserves on a risk adjusted basis to the Company.

     By virtue of the proved undeveloped reserves believed to be present on the Welder Acreage and assuming a successful drilling by the Company or an industry partner of at least one of those proved undeveloped prospects, Management believes that the Company will be able to secure a line of credit from a financial institution in an amount sufficient for the Company to complete the purchase of its interest in Los Mogotes and provide the Company with additional available credit, significantly prior to June 2004. Doing so would be beneficial to the Company by providing it with immediate revenue and cash flow from then producing natural gas wells. In addition, such facility could potentially be increased in size based on the Company’s success in adding interests in additional producing wells developed through success in its own future drilling expenditures or the expenditures made by others on its properties consequent to the Company’s prospect marketing efforts.

     In addition to the foregoing, the Company intends to meet its financial needs by seeking to raise additional capital and by selling prospects developed on the Welder Acreage to third parties. The Company anticipates that it will be able to generate revenues on the Welder Acreage from three sources:

1.	Prospect Overhead fees — These will include an allocation of seismic and lease costs and prospect overhead fees. The Company believes it may be able to attach fees of in excess of $150,000 to each of the high-impact Wilcox prospects, and $50,000 to each Frio/Miocene prospect, potentially recouping well in excess of its initial funding costs.

2.	Production revenue from low-risk exploitation projects- The Company’s independently commissioned engineering report has identified six low risk offset drilling opportunities on the Welder Acreage, which are classified as proved undeveloped and which the Company may elect to drill for its own account.

3.	Revenue from carried working interests on high-impact exploration wells – The Company’s intent is to farm-out higher risk exploration wells to industry partners for a recoupment of invested costs plus a carried working interest.

     After acquiring the Welder Acreage and the Seitel 3D data set, the Company through its Operating Agreement with Vaquero Oil and Gas began generating natural gas prospects for potential sale to other companies in the oil and gas industry. This process is on-going and is an integral part of Dune’s Plan of Operations. The Company plans to initiate the marketing of its first Wilcox prospect during the fourth quarter of this year with the objective of securing a drilling commitment for a 9,000 foot Wilcox well prior to yearend. During the first quarter of 2004, the Company plans to begin marketing its first group of shallower Frio/Miocene prospects. The Company believes that over the next four quarters of operations it will be able to generate in excess of 20 Frio Miocene prospects and four deep Wilcox prospects for drilling either by the Company or by other companies in the oil and gas industry.

     Of course, there can be no assurances that the Company will be successful in raising additional capital, securing lines of credit or in selling any of its prospects to third parties, or that any such transactions, if consummated, will be on terms favorable to the Company.

     The statements included in this Report, other than statements of historical fact, are forward-looking statements. In some cases, you can identify our forward-looking statements by the words “anticipate,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal,” and similar expressions. Such forward-looking statements include, without limitation, the statements herein and therein regarding the timing of future events regarding the operations of the Company and its subsidiaries. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below. Some of these factors include:

  the cyclical nature of the natural gas industry
  the ability of the Company to obtain additional financing

  our ability to successfully and profitably find, produce and market gas uncertainties associated with the United States and worldwide economies substantial competition from larger companies
  the loss of key personnel

  the Company's ability to maintain low overhead costs
  operating interruptions (including leaks, explosions, fires, mechanical failure, unscheduled downtime, transportation interruptions, and releases and other environmental risks)

Item 3. Controls and Procedures.

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

PART II
OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds; Recent Sales of Unregistered Securities

     During the period covered by this report, the Company completed a private offering pursuant to Rule 506 of Regulation D, pursuant to which the Company sold Secured Convertible Promissory Notes (the “Secured Notes”) in the aggregate principal face amount of $120,000. In the previous quarter, the Company sold Secured Notes in the aggregate principal amount of $262,500. The Secured Notes have a maturity of 18 months and bear interest at the rate of 10% per annum. The Secured Notes are convertible into shares of the Company’s common stock, at any time prior to maturity, at a conversion price of $.45 per share of common stock. Initially, all Secured Notes are convertible into an aggregate of 935,000 shares of the Company’s common stock. Repayment of the Secured Notes is secured by a first lien on the Company’s assets and by the pledge of shares of common stock held by the Company’s Directors. A form of the Secured Note was filed as Exhibit 4.1 to the Company’s 10-KSB for the year ended December 31, 2003 and is incorporated by reference herein.

     During the period covered by this report, the Company raised an additional $504,000 by issuing five promissory notes (four of which are convertible) at an average conversion price of $.45 per share. Such sales were made in reliance of Section 4(2) of the Act. Such notes have a 1-year maturity and the repayment of such notes was personally guaranteed by the Company’s Chairman, Alan Gaines. Initially, the note holders received 217,527 shares of common stock. In the event all such notes are converted, the Company would be required to issue an aggregate of 906,044 shares of its common stock.

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

     Mark Harrington (“Harrington”) is President of Harrington & Co., International LLC, a privately held investment banking and advisory concern and Harrington is a principal of AM Partners LLC, which offers banking and consulting services to the energy sector. Harrington was formerly the Chairman of the Board and Chief Executive Officer of HarCor Energy, Inc., a Houston based independent energy company. In 1987, Harrington and his group acquired fifty-one percent (51%) control of HarCor Energy (then named Pangea Petroleum) for $1 million.

     At the same time, Harrington founded and organized privately held HCO Canada Ltd.; a Calgary based independent energy company, at which Harrington served as Chairman of the Board of Directors. HCO Canada was founded with seed capital of four hundred thousand ($400,000) Dollars. In 1997, with HarCor listed on the NASDAQ National Market, and HCO on the Toronto Stock Exchange, both companies were sold for a cumulative total enterprise value of $358 million. Both companies had been outgrowths of Harrington’s Energy Vulture Funds, which were organized in 1987 to take advantage of investment opportunities then present in the North American energy market.

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

     Alan Gaines (“Gaines”) co-founded Gaines, Berland Inc. (“GBI”) in 1983. GBI was a full service brokerage firm, and investment bank specializing in global energy markets, with particular emphasis given to small to mid capitalization exploration and production, pipeline, midstream, and oilfield services companies.

     GBI commenced operations as an institutionally oriented research boutique, providing consulting, brokerage and capital formation. In 1993, a retail arm was added which grew into approximately 400 registered representatives. In the year leading up to the time of Gaines’ retirement from GBI, GBI managed and/or co-managed in excess of $200 million of securities, virtually all within the energy sector. Gaines, who served as President of GBI from inception through July 1998, stepped down in order to take advantage of opportunities available at the time in energy as well as internet services. Gaines is presently President and CEO of Proton Capital LLC, a privately held investment and merchant banking firm, and is a principal of AM Partners LLC, which offers banking and consulting services to the energy sector. Gaines has been widely quoted throughout the years in periodicals such as The Wall Street Journal, The New York Times, The Financial Times, Barron’s, Business Week, Forbes, to name a few he has granted interviews to CNN, Barron’s, CNBC as well as numerous trade publications. Gaines has, in the past, been retained as a consultant/advisor by various aggressive investors in many multi-billion hostile acquisition attempts, such as Texaco, USX Corporation, Williams Company, Western Co., and so forth.

     Gaines holds a BBA in Finance from Baruch College, and an MBA (“With Distinction”) from The Zarb School, Hofstra University Graduate School of Management.

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

     Richard M. Cohen (“Cohen”) has agreed to become a director of the Company at such time as the Company has procured a Directors and Officers insurance policy. Mr. Cohen has been the President of Richard M. Cohen Consultants since 1996. Richard M. Cohen Consultants is a financial services consulting company that accepts engagements from public and private companies to assist with their corporate governance and corporate finance needs.

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

     The following sets forth the number of shares of our $.001 par value common stock beneficially owned by (i) each person who, as of the date hereof, was known by us to own beneficially more than five percent (5%) of our issued and outstanding common stock; (ii) each of the named Executive Officers; (iii) the individual Directors; and (iv) the Officers and Directors as a group. As of the date hereof, there were 15,480,192 common shares issued and outstanding, on a fully-diluted basis (assuming conversion of all convertible promissory notes issued by the Company).

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common	Alan Gaines (Chairman & CEO) 7 Wakeman Road, Westport, CT 06880	5,781,000	37.3%
Common	Mark Harrington (President, COO, CFO and Director) 16 River Hollow Lane Houston, Texas 77027	1,325,000 (1)	8.6%
Common	Steven Barrenchea (Director) 127 Breaker Lane Stratford, CT 06615	325,000	2.1%
Common	Richard Cohen (Director) (2) 100 E. Hartsdale Avenue Hartsdale, NY 10530	616,066 (3)	4.0%
Common	Officers and Directors as group (consisting of 3 persons)	8,047,066 (1) (3)	52.0%

(1)	Includes 835,000 shares owned by Harrington & Co. International L.L.C., an entity in which Mr. Harrington is the sole member and 290,000 shares controlled by Cameron Harrington, the wife of Mr. Harrington.

(2)	Mr. Cohen has agreed to become a director at such time as the Company procures adequate Directors and Officers insurance.
(3)	Includes 116,066 shares that may be issued upon conversion of convertible notes.

Item 6. Exhibits

Exhibit Number	Description

3.1	* Amended and Restated Certificate of Incorporation
3.2	* By-Laws
4.1	* Form of Secured Convertible Promissory Note
10.1	* Plan and Agreement of Merger dated as of May 5, 2003 between the Registrant and Merchant Builders, Inc.
10.2	* Oil and Gas Lease and Option Agreement dated as of August 22, 2003 between the Registrant and the Lessors named therein with respect to the Welder property
10.3	* Agreement dated as of October 30, 2003 between the Registrant and Penroc Oil Corporation with respect to Los Mogotes property
10.4	* Agreement dated as of September 26, 2003 between the Registrant and Seitel Data, Ltd. with respect to 3D seismic survey
10.5	* Operating Agreement of Vaquero Partners LLC
10.6	* Agreement dated as of August 22, 2003 by and among Vaquero Partners LLC, Vaquero Oil & Gas, Inc., and the Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer
99.1	* Report of Independent Engineer With Respect to Welder Acreage

* Previously filed in the Registrant’s Report on Form 10-KSB for the year ended December 31, 2002 and incorporated by reference herein

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNE ENERGY, INC.

Date: November 13, 2003	By:	/s/ Alan Gaines
	Name:	Alan Gaines
	Title:	Chairman, Chief Executive Officer

Date: November 13, 2003	By:	/s/ Mark Harrington
	Name:	Mark Harrington
	Title:	President, Chief Financial Officer