Form 10KSB/A
period 2002-12-31
DUNE ENERGY INC
filed 2003-11-26
CIK 1092839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                  FORM 10-KSB/A

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              for the transition period from _________ to _________

                           Commission File No. 0-27897

                                DUNE ENERGY, INC.
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

         Issuer's telephone number, including area code: (713) 960-0995

                                ----------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.001 par value per share

                                ----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Issuer's total consolidated revenues for the year ended December 31, 2002, were $0.

The aggregate market value of the Common Stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $0.

13,639,148 shares of the registrant's Common Stock were outstanding as of October 29, 2003.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART II

      This Amendment is being filed to include the audited financial statements of the registrant for the year ended December 31, 2001.

Item 7. Financial Statements.

      Please see pages F-1 to F-9 immediately below.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
  Dune Energy, Inc. (formerly IP Factory, Inc.)
  Houston, Texas

We have audited the accompanying balance sheets of Dune Energy, Inc. (formerly, IP Factory, Inc.) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' deficit and cash flows for each of the years then ended. These financial statements are the responsibility of Dune's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dune Energy, Inc. (formerly IP Factory, Inc.) as of December 31, 2002 and 2001and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Malone & Bailey, PLLC
www.malone-bailey.com
Houston, Texas

November 7, 2003

                                DUNE ENERGY, INC.
                           (FORMERLY IP FACTORY, INC.)
                                 BALANCE SHEETS
                           December 31, 2002 and 2001

                                      ASSETS                               2002            2001
                                                                        -----------     -----------
Assets                                                                  $        --     $        --
                                                                        ===========     ===========

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                 $    82,771     $    82,771
  Note payable to stockholder                                               700,521         660,020
                                                                        -----------     -----------
         Total current liabilities                                          783,292         742,791

Stockholder's deficit:
  Preferred stock, $.001 par value, 1,000,000 authorized none issued             --              --
  Common stock, $.001 par value, 25,000,000 shares
    authorized, 6,223,027 shares issued and outstanding                       6,223           6,223
  Additional paid in capital                                              1,339,288       1,339,288
  Accumulated deficit                                                    (2,128,803)     (2,088,302)
                                                                        -----------     -----------
    Total stockholders' deficit                                            (783,292)       (742,791)
                                                                        -----------     -----------

         Total liabilities and stockholders' deficit                    $        --     $        --
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

                                DUNE ENERGY, INC.
                           (FORMERLY IP FACTORY, INC.)
                            STATEMENTS OF CASH FLOWS
                     Period from December 31, 2002 and 2001

                                                            2002         2001
                                                          --------    ---------

Net loss                                                  $(40,501)   $(209,139)
Adjustments to reconcile net loss to cash used in
     operating activities:
         Stock for services                                     --        1,875
         Asset impairment                                       --      169,104
         Accrued interest                                   40,501       38,160
                                                          --------    ---------

CHANGE IN CASH                                                  --           --
Cash, beg. of period                                            --           --
Cash, end of period                                       $     --    $      --
                                                          ========    =========

Supplemental information:
  Income taxes paid                                       $     --    $      --
                                                          ========    =========
  Interest paid                                           $     --    $      --
                                                          ========    =========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                DUNE ENERGY, INC.
                           (FORMERLY IP FACTORY, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. In May 2001, IP Factory, Inc. ("IP") a non-operating public company acquired all of the issued and outstanding shares of common stock of Hitthebeach.com, Inc., a privately held corporation for 20,066,109 shares of IP common stock, or approximately 83% of the combined entity. For accounting purposes this transaction was treated as an acquisition of IP and a recapitalization of Hitthebeach.com, Inc.

Hitthebeach.com, Inc. (HTB) was incorporated in the State of Delaware on April 23, 1999, as a subsidiary of Beach Communications Group, Inc. (Beach). On that date, HTB entered into an Agreement and Plan of Merger with Beach which provided for, among other things, that each outstanding share of common stock of Beach was converted into one share of the HTB's common stock.

In 2000 and 1999, HTB was engaged in selling advertising on its website. In 2001, HTB substantially curtailed its operations due to a depressed internet market.

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

NOTE 5 - SUSEQUENT EVENTS

On May 5, 2003, Dune issued 2,487,440 shares of stock to the majority stockholder for a note payable totaling $715,353, including accrued interest (interest accrued at 6%).

On May 7, 2003, Dune issued 1,725,000 for all of the outstanding common stock of Merchant Builders, Inc. (Merchant), a privately held corporation. Merchant was a development stage corporation with no assets and $16,500 in liabilities at May 7, 2003. The transaction resulted in an intangible asset of approximately $18,000 which was subsequently impaired.

On May 7, 2003, the majority stockholder issued 1,000,000 shares of common stock to the president of Dune. The shares were valued at $.01 per share based on the Merchant transaction resulting in $10,000 in expense.

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

On August 22, 2003, VP signed a two year agreement with VOG for VOG to act as its operator of record with respect to the leased property noted above and to generate market and sell prospects to third parties. Dune agreed to pay VOG $150,000 in cash and 91,667 shares of Dune as a one-time advance on prospect development fees and $25,000 per month for the first six months and $12,500 per month for the next six months of the term.

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

In August and September 2003, Dune sold debentures with a face value of $504,000 to five individuals. Four of the debentures totaling $404,000 are convertible into shares of Dune at the option of the holder at $.45 per share. The debentures are personally guaranteed by the majority stockholder, accrue interest at 10% per annum and are due in August and September 2004. The debt holders received 217,527 shares of common stock valued at $2,175 which was recorded as interest expense on the date issued.

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

10.4 * Agreement dated as of September 26, 2003 between the Registrant and Seitel Data, Ltd. with respect to 3D seismic survey

10.5           * Operating Agreement of Vaquero Partners LLC

10.6 * Agreement dated as of August 22, 2003 by and among Vaquero Partners LLC, Vaquero * Oil & Gas, Inc., and the Registrant

10.6.1 Amendment dated November 17, 2003 to Agreement between Vaquero Partners LLC, Vaquero Oil & Gas, Inc., and the Registrant

10.7 Area of Mutual Interest Agreement dated November 17, 2003 between the Registrant and Vaquero Oil & Gas, Inc.

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

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1           Certification pursuant to 18 U.S.C. 1350, adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2           Certification pursuant to 18 U.S.C. 1350, adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

99.1           * Report of Independent Engineer With Respect to Welder Acreage

* Filed as an exhibit to the registrant's report on Form 10-KSB for the year ended December 31, 2002.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DUNE ENERGY, INC.


Date: November 26, 2003                    By: /s/ Alan Gaines
                                               ---------------------------------
                                           Name:  Alan Gaines
                                           Title: Chief Executive Officer


Date: November 26, 2003                    By: /s/ Mark Harrington
                                               ---------------------------------
                                           Name:  Mark Harrington
                                           Title: Chief Financial Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Alan Gaines
------------------------------------
Name:  Alan Gaines
Title: Chairman, Chief Executive Officer, Director
Date: November 26, 2003


/s/ Mark Harrington
------------------------------------
Name:  Mark Harrington
Title: Chief Financial Officer, Director
Date: November 26, 2003


/s/ Steven Barrenchea
------------------------------------
Name:  Steven Barrenchea
Title: Secretary, Director
Date: November 26, 2003