Form 10KSB
period 2003-12-31
DUNE ENERGY INC
filed 2004-03-30
CIK 1092839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the transition period from           to

Commission File No. 0-27897

DUNE ENERGY, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	95-4737507
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1330 Post Oak Blvd., Suite 1600 Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (713) 963-4635

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Issuer’s total consolidated revenues for the year ended December 31, 2003, were $0.

The aggregate market value of the Common Stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $ 0.

14,763,257 shares of the registrant's Common Stock were outstanding as of March 15, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

STATEMENT ON FORWARD LOOKING STATEMENTS

     The statements included or incorporated by reference in this Annual Report, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the words “anticipate,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal,” and similar expressions. Such forward-looking statements include, without limitation, the statements herein and therein regarding the timing of future events regarding the operations of the Company and its subsidiaries. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors including without limitation the following risk factors:

–	the cyclical nature of the natural gas and oil industries

–	our ability to obtain additional financing

–	our ability to successfully and profitably find, produce and market gas

–	uncertainties associated with the United States and worldwide economies

–	substantial competition from larger companies

–	the loss of key personnel

–	our ability to maintain low overhead costs

–	operating interruptions (including leaks, explosions and lack of rig availability)

as well as such other risk factors set forth in Item 6 below.

Item 1. Description of Business.

     Since May 2003, Dune Energy, Inc. (the “Company”) has been an independent energy company engaged in the business of leasing, acquiring and subsequently developing, natural gas and crude oil producing properties. By capitalizing on the significant experience and contacts of the Company’s Chairman in the energy sector, the Company will seek to develop its existing assets (described below) and to acquire additional properties with proved producing reserves plus incremental development opportunities.

     The Company was incorporated in the State of Delaware on November 20, 1998 under the name of IP Factory, Inc. In May 2001, Hitthebeach.com, Inc., a private company was merged into the Company. On May 7, 2003, Merchant Builders, Inc., a private company, merged into the Company and the Company changed its Name to Dune Energy, Inc. The Company currently has three employees.

     The Company files various reports with the Securities and Exchange Commission (SEC). These reports include the annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Act of 1934. All such filings may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The telephone number for the Public Reference room is 1-800-SEC-0330. Copies of the Company’s filings may also be viewed by visiting the SEC’s website at http://www.sec.gov.

Item 2. Description of Property.

     The Welder Ranch: On August 21 2003, the Company, through its subsidiary, Vaquero Partners, LLC (“Vaquero Partners”), entered into an Oil &Gas Lease Option Agreement (the “Welder Lease Agreement”), pursuant to which the Company leased approximately 1,400 acres and purchased the option to lease an additional 6,800 acres of land held by the Welder family in Victoria County, Texas (collectively, the “Welder Acreage”). Upon the execution of the Welder Lease Agreement, the Company delivered the sum of $302,528 to the Welder family. The option runs for one year and may be exercised at a lease price of $100 per acre. A copy of the Welder Lease Agreement was filed as Exhibit 10.2 to the Company’s 10-KSB for the year ended December 31, 2002 and is incorporated by reference herein.

     Under the terms of an Amendment to the Welder Lease Agreement, dated as of February 5, 2004 (the “Welder Lease Amendment”), the “Primary Term” will expire and the Company will be required to pay $200,000 in damages, unless the Company commences and thereafter diligently prosecutes with good and adequate machinery, operations for the drilling of a well in search of oil and gas, to a depth of at least 5,000 feet by May 21, 2004. To date, the Company has not drilled a qualifying well under the Welder Lease Agreement and is in danger of losing its rights to the leased acreage unless it commences said operations prior to May 21, 2004. The Company is in advanced discussions with various potential drilling partners in an effort to secure drilling commitments to fulfill its obligations under the Welder Lease Agreement. A copy of the Welder Lease Amendment is filed as Exhibit 10.2.1 hereto and is incorporated by reference herein.

     Set in the center of the Wilcox, Frio and Miocene fairways, the geology of the Welder Acreage is highly prospective. A high density of drilling surrounds the Welder Acreage on lands not controlled by the Welder family. By contrast, drilling on the Welder’s land has been sparse due to adverse leasing terms previously demanded by the Welder family, which required the industry participant to accept a lower than customary net revenue interest in the property. Such terms, taken together with depressed natural gas prices, led to early abandonment of producing wells on the Welder Acreage. Per the terms of the Welder Lease Agreement, the Company will receive 70% of net revenues generated on the Welder Acreage.

     Also of significant importance to the Company is the availability of a high quality 3D seismic survey by Seitel Data, Ltd., underwritten by Coastal Corporation. The survey was completed in late 1999 and is a high quality 40-fold data versus the more typical 24-fold data. The survey revealed the presence of multiple new untested structures and traps in the Wilcox formation that may aggregate in excess of 60 BCF of exploration potential. To date, the Company has licensed the rights to use 8 square miles of this 3D survey and plans to complete the purchase of the license to an additional 12 square miles during the first six months of 2004. A copy of the Agreement between the Company and Seitel Data, Ltd was filed as Exhibit 10.4 to the Company’s 10-KSB for the year ended December 31, 2002, and is incorporated by reference herein. An Amendment to the Seitel Agreement is filed as Exhibit 10.4.1 hereto and is incorporated by reference herein.

     The Welder Acreage is prospective in zones as shallow as 900 feet to as deep as 17,000 feet in four proven productive formations. The most significant formations are:

1. The Wilcox Formation — Is one of the most prolific formations along the Texas Gulf Coast and a primary objective for the industry’s current exploration activities. The Wilcox is productive at depths ranging from 8,300 feet to below 17,000 feet in the region. Producing intervals include four upper Wilcox sands that are normally pressured. The middle and lower sands beginning at approximately 10,000 feet are often geopressured. These geopressured zones are the focus of most of the present day drilling in the three counties surrounding the Welder Acreage. Reserves are typically in the range of 2-10 BCF per completion, but may exceed 20 BCF per well. A successful upper Wilcox well will typically cost between $600,000 and $800,000 at the 9,000 foot depth. The deeper geopressured wells may cost over $2 million per well.

2. The Frio Formation – Is approximately 2,500 feet thick in the areas surrounding the Welder Acreage and is gas productive from numerous sands, the most favorable of which is a channel sand at +/- 3,000 feet and identifiable with the 3D seismic. A successful Frio well will generally yield between 500 MMCF and 1.5 BCF, representing an approximate net present value between $750,000 and $2,250,000, at current prices. The average drilling and completion cost for a Frio well is less than $250,000. A preliminary review of the 3D seismic survey has indicated the presence of up to 20 Frio prospects on the Welder Acreage.

3. The Miocene Formation – Extends from 900 feet to approximately 2,000 feet, and is mostly a gas producer from a multitude of reservoirs throughout the areas surrounding the Welder Acreage.

4. The Yegua Formation – Typically occurs beneath the Frio Formation at a depth of approximately 5,000 feet and is also gas productive from stratigraphic traps which can be found with the 3D seismic data.

     As stated above, the Company entered into the Welder Lease Agreement through its subsidiary, Vaquero Partners. Vaquero Partners is a joint undertaking between the Company and Vaquero Oil and Gas, Inc. (“VOG”), which initially holds a 15% interest in Vaquero Partners. The Company and VOG have also entered into an Area of Mutual Interest Agreement (the “AMI”), pursuant to which VOG has granted to Vaquero Partners the right to participate with VOG in the event VOG is offered the opportunity to lease up to an additional 350,000 acres of lands held by the Welder family in the United States. A copy of the AMI is filed as Exhibit 10.7 hereto, and is incorporated by reference herein.

     Vaquero Partners was formed specifically for the purpose of holding and developing the Welder Acreage and any other leases subsequently offered by the Welders. Initially, the Company will hold a 85% membership interest and VOG will hold a 15% membership interest in Vaquero Partners. The Company will employ a monthly cash sweep to capture revenues generated from the joint venture’s activities. Once the Company has recouped 200% of its total invested cost in Welder, the Company’s membership interest will go to 75% and VOG’s to 25%. Once the Company has received cash equal to 300% of its invested amount in Welder, the Company’s membership interest will go to 60% and VOG’s to 40%. A copy of the Operating Agreement for Vaquero Partners was filed as Exhibit 10.5 to the Company’s 10-KSB for the year ended December 31, 2002, and is incorporated by reference herein.

     Vaquero Partners and VOG entered into an agreement dated as of August 22, 2003, and amended on November 17, 2003, pursuant to which Vaquero Partners will pay $25,000 a month to VOG for the first six months of the term and $12,500 for the next six months, to perform all tasks necessary to generate, market and sell prospects to third parties on the Welder Acreage. A copy of the Agreement between Vaquero Partners and VOG was filed as Exhibit 10.6 to the Company’s 10-KSB for the year ended December 31, 2002, and is incorporated by reference herein. A copy of the Amendment to the Agreement between Vaquero Partners and VOG is filed as Exhibit 10.6.1 hereto, and is incorporated by reference herein.

     Los Mogotes

     On June 3, 2003, the Company delivered $174,800 to Penroc Oil, Inc. (“Penroc”) as a deposit on the option granted by Penroc to the Company, to purchase 34.98% of Penroc’s 2% working interest in the Los Mogotes field located in Zapata County, Texas, for the purchase price of $874,500 and 50,000 shares of the Company’s common stock. The deposit is refundable in the event the Company does not complete the purchase of its interest in Los Mogotes by June 30, 2004. A copy of the Agreement between the Company and Penroc was filed as Exhibit 10.3 to the Company’s 10-KSB for the year ended December 31, 2002, and is incorporated by reference herein.

     The Los Mogotes field is one of the leading onshore U.S. development projects held by its operator, Pogo Producing Company (NYSE: PPP), and was Pogo’s featured onshore development project presented at the February, 2003 CS First Boston industry conference. Pogo purchased its 65% operating working interest in March 2001 when it acquired the privately held North Central Oil Corporation. Los Mogotes is one of the most significant fields under development in the highly prolific South Texas Wilcox trend. The field produces from the Upper and Lower Asche at 7,000-8,500 feet, the Charco at 9,000-11,000 feet and the Lobo formations at 12,000-14,000 feet. Between two and four productive zones have been encountered in the bulk of the wells drilled to date.

     Since acquiring its interest in the property, Pogo has drilled over 40 exploration and development wells on the property, of which better than 90% have been completed as successful gas producers. Pogo drilled and completed 26 wells in the field during 2002, and 27 wells during 2003. Los Mogotes production has increased steadily since its acquisition by Pogo and now averages over 50 million cubic feet of gas per day (an increase of over 100% within the last 12 months). For 2004, Pogo has budgeted an additional 34 wells. Pogo currently has three contract rigs operating in South Texas and Pogo expects such rigs to spend the majority of their time working in the Los Mogotes Field. Considered prolific producers, wells such as those cited herein can achieve payout in less than four months. The ability to refracture existing zones or move to produce zones left behind pipe increases the viability of this field.

Item 3. Legal Proceedings.

     Neither the Company nor its properties are the subject of any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Recent Sales of Unregistered Securities.

     There is currently no market for the Company’s common stock. To date, the Company has not paid dividends on its shares of common stock and has no present intention to do so.

     Between April and August 2003, the Company conducted a private offering pursuant to Rule 506 of Regulation D, pursuant to which the Company sold Secured Convertible Promissory Notes (the “Secured Notes”) in the aggregate principal face amount of $382,500. The Secured Notes have a maturity of 18 months and bear interest at the rate of 10% per annum. The Secured Notes are convertible into shares of the Company’s common stock, at any time prior to maturity, at a conversion price of $0.45 per share of common stock. Upon conversion, the holder of a Secured Note will also receive additional shares of common stock equal to 10% of the face amount of such holder’s note divided by $0.45. Initially, all Secured Notes are convertible into an aggregate of 935,000 shares of the Company’s common stock. Repayment of the Secured Notes is secured by a first lien on the Company’s assets and by the pledge of certain shares of common stock held by one former and three current Directors of the Company. A form of the Secured Note is filed as Exhibit 4.1 hereto, and is incorporated by reference herein.

     During August and September 2003, the Company raised an additional $504,000 by issuing five promissory notes (the “Guaranteed Notes”). Four of the Guaranteed Notes are convertible at an average conversion price of $0.45 per share. Such sales were made pursuant to Rule 506 of Regulation D and in reliance on Section 4(2) of the Act. The Guaranteed Notes have a 1-year maturity and their repayment was personally guaranteed by the Company’s Chairman, Alan Gaines. Initially, the Guaranteed Note holders received 217,527 shares of common stock. In the event the four convertible Guaranteed Notes are converted, the Company would be required to issue an aggregate of 906,044 shares of its common stock.

     During the fourth quarter of 2003, the Company conducted a private offering pursuant to Rule 506 of Regulation D, pursuant to which the Company sold convertible promissory notes (the “Additional Notes”) in the aggregate principal face amount of $380,000. The Additional Notes have a maturity of 18 months and bear interest at the rate of 10% per annum. The Additional Notes are convertible into shares of the Company’s common stock, at any time prior to maturity, at a conversion price of $0.45 per share of common stock. Upon conversion, the holder of an Additional Note will also receive additional shares of common stock equal to 20% of the face amount of such holder’s note divided by $0.45. Initially, all such Additional Notes are convertible into an aggregate of 1,013,333 shares of the Company’s common stock.

      During the fourth quarter of 2003, the Company granted a consultant an option to purchase up to 250,000 shares of the Company's common stock, at an exercise price of $0.54 per share. The option may be exercised at any time commencing May 1, 2004 and expires October 31, 2008.

Item 6. Management’s Plan of Operation.

     As previously stated above, the Company plans to acquire and develop interests in natural gas and oil properties. To date, the Company has not generated any revenues from operations and its ability to do so in the future is highly dependent on the Company’s ability to raise additional capital.

     During the next twelve months, the Company anticipates minimum expenses of $2,500,000 to $3,000,000 including $610,000 to complete the purchase of Los Mogotes by June 30, 2004; $680,000 (should the Company elect to exercise its option) to lease an additional 6,800 acres on the Welder Ranch; $350,000 to complete a 5,000 foot well ($800,000 in the event the Company elects to drill a Wilcox well) to maintain its rights to the 1,400 acres leased from the Welder family (unless a third party acquires an interest in the Welder property and undertakes to drill such well); $260,000 to be paid to Seitel Data Ltd. to complete the purchase of the license for the 3D seismic data and for its working capital needs. In addition to the foregoing, unless the Secured Notes and the Guaranteed Notes are converted into common stock, the Company will be obligated to pay the holders thereof, $382,500 and $504,000, respectively during 2004.

     Under the terms of its Agreement with Penroc, the Company is required to deliver the remainder of the purchase price to Penroc no later than June 30, 2004. Provided that the balance of the purchase price (including interest at the rate of 9%per annum) is timely paid, the effective date of the transfer will be April 1, 2003 with respect to revenue and lease operating expenses and February 1, 2003 with respect to capital expenditures. Based on Dune’s proportionate share of revenues generated at Los Mogotes, less its proportionate share of lease operating expenses and capital expenditures, it is estimated that the purchase price due at closing will be approximately $610,00. Based on information furnished by Penroc to the Company, the Company projects that its annualized cash flow on its interest from producing wells in Los Mogotes will be approximately $600,000 for 2004. The Company is presently in negotiations with various lenders to complete the financing necessary to enable the Company to complete the purchase of its interest in Los Mogotes. There can be no assurances that the Company will be able to complete such financing and that it will be able to complete the purchase of its interest in Los Mogotes by June 30, 2004.

     The Company has received a report from an independent engineer commissioned by the Company, stating that in his opinion, the Welder Acreage contains proved reserves of 12.4 billion cubic feet of natural gas and 142,205 barrels of oil/natural gas liquids, which he classified as proved undeveloped. Using natural gas wellhead prices as at December 31, 2003 unescalated for the life of the properties, Future Net Revenue was estimated at $39,855,204. When discounted at 10% (in accordance with SEC generally accepted accounting principles), this stream of Future Net Revenue was estimated at $30,508,514. Given that the Company does not have the immediate financial wherewithal to exploit such reserves, they have not been included in our Balance Sheet. This report is filed as Exhibit 99.2 hereto, and is incorporated by reference herein. In addition, based on Management’s discussions with VOG’s geologist/geophycist, other outside engineering consultants and industry contacts, Management of the Company believes that the Welder Acreage may contain in excess of 60 billion cubic feet of possible and potential reserves on an un-risked basis to the Company. Estimation of reserves is done under conditions of uncertainty, and actual future production rates and volume may be more or less than estimated.

     By virtue of the proved undeveloped reserves believed to be present on the Welder Acreage and assuming a successful drilling by the Company or an industry partner of at least one of those proved undeveloped prospects, Management believes that the Company will be able to secure a line of credit from a financial institution in an amount sufficient for the Company to drill additional wells on the Welder Acreage and provide the Company with additional available credit. Doing so would be beneficial to the Company by providing it with immediate revenue and cash flow from then producing natural gas wells. In addition, such facility could potentially be increased in size based on the Company’s success in adding interests in additional producing wells or through the drilling expenditures made by others on its properties consequent to the Company’s prospect marketing efforts.

     In addition to the foregoing, the Company intends to meet its financial needs by seeking to raise additional capital and by selling prospects developed on the Welder Acreage to third parties. The Company anticipates that it will be able to generate revenues on the Welder Acreage from three sources:

1	Prospect Overhead fees — These will include an allocation of seismic and lease costs and prospect overhead fees. The Company believes it may be able to attach fees of in excess of $150,000 to each of the high-impact Wilcox prospects, and $50,000 to each Frio/Miocene prospect, potentially recouping well in excess of its initial funding costs.

2.	Production revenue from low-risk exploitation projects — The Company’s independently commissioned engineering report has identified six low risk offset drilling opportunities on the Welder Acreage, which are classified as proved undeveloped and which the Company may elect to drill for its own account.

3.	Revenue from carried working interests on high-impact exploration wells — The Company’s intent is to farm-out higher risk exploration wells to industry partners for a recoupment of invested costs plus a carried working interest.

     After acquiring the Welder Acreage and the Seitel 3D data set, the Company through its Agreement with VOG began generating natural gas prospects for potential sale to other companies in the oil and gas industry. This process is ongoing and is an integral part of Dune’s Plan of Operations. The Company began the marketing of its first Wilcox prospect during the fourth quarter of 2003 with the objective of securing a drilling commitment for a 9,000 foot Wilcox well. As stated above, pursuant to the Welder Lease Amendment, the Company is required to commence and diligently pursue the drilling of a well on the Welder Acreage to a depth of at least 5,000 feet by May 21, 2004. The Company is actively pursuing drilling partners and additional financing. Of course, there can be no assurances that the Company will be successful in raising aditional capital, securing lines of credit or in selling any of its prospects to third parties, or that any such transactions, if consummated, will be on terms favorable to the Company.

Risk Factors

Additional Financing and Capital Requirements. In its audit report for the year ended December 31, 2003, the Company’s independent auditors stated that the Company’s accumulated deficit and working capital deficit raises substantial doubt about the Company’s ability to continue as a going concern. The Company needs to raise additional capital to achieve its business objectives. As discussed elsewhere in this Report, the Company intends to acquire the capital it needs by raising additional funds through the issuance of debt and/or equity securities and by selling to third parties prospects and/or other rights in its interests in the Welder Acreage and Los Mogotes. In addition, the Company may require that a buyer of a prospect in the Welder Acreage drill the well necessary for the Company to maintain its leasehold interests in the Welder Acreage. There can be no assurances that the Company will be able to raise additional capital or that the terms on which such capital is raised will be acceptable. Further, there can be no assurances that the Company will be successful in its efforts to sell any interests in its prospects or that the terms of any such transactions will be acceptable. To the extent that the Company relies upon third parties to drill the wells required to maintain its interest in the Welder Acreage, its ability to achieve its business objectives will be dependent on the efforts of others.

Limited Operating History. To date, the Company has had no revenues and anticipates significant expenses relating to the development of its infrastructure and business. The Company’s prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business in the energy area, given the volatile nature of the energy markets that we are currently experiencing. There can be no assurance that the Company will achieve its objective and program, or that it will be able to succeed in achieving its objective and program.

Management by Principals. The Company will be managed exclusively by its Board of Directors and appointed officers. Accordingly, the success of the Company will depend upon the ability of the principals and other individuals employed by the Company to execute on its business plan. The Company will have considerable latitude in its choice of acquisitions of energy properties or rights and the structuring of the acquisition of energy properties or rights. The Company is highly dependent upon the expertise of its key employees and its principals in providing advisory service (s) with respect to energy properties or rights. If the services of the principals were lost, the Company could be materially adversely affected.

Energy Markets. The Company intends to invest in energy properties or rights, or to acquire assets, or rights to assets, or rights to lease or use assets, all of which are private, illiquid assets. These investments may be difficult to value and to sell or otherwise liquidate and the risk of investing in such assets is generally much greater than the risk of investing in listed or publicly traded companies.

Requirement to Drill Well on Welder Property. As stated above, the Company is required to commence and diligently pursue the drilling of a well capable of producing oil or gas in paying quantities to a depth of at least 5,000 feet, by May 21, 2004. The estimated cost of drilling such a well is approximately $350,000 ($800,000 in the event the Company elects to drill a Wilcox well). While Management believes the Company will be able to satisfy this condition of the lease, there can be no assurances that the Company will be able to do so.

Competition and Market Conditions. The Company experiences competition from other oil and gas companies in all phases of its operations, as well as competition from other energy-related industries. The Company’s profitability and cash flow are highly dependent upon the prices of oil and natural gas, which historically have been seasonal, cyclical and volatile. In general, prices of oil and gas are dependent upon numerous factors beyond the control of the Company, including various weather, economic, political and regulatory conditions. In addition the decisions of the Organization of Petroleum Exporting Countries relating to export quotas also affect the price of crude oil. A future drop in oil or gas prices could have a material adverse effect on the Company’s cash flow and profitability. Sustained periods of low prices could cause the Company to shut in existing production and also have material adverse effect its operations and financial condition.

No Public Market For Our Stock. The Company currently has no class of publicly-traded securities and there can be no assurance that an active trading market will ever develop or be sustained.

Item 7. Financial Statements.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
   Dune Energy, Inc. (formerly IP Factory, Inc.)
   Houston, Texas

We have audited the accompanying consolidated balance sheet of Dune Energy, Inc. (formerly, IP Factory, Inc.) as of December 31, 2003, and the related consolidated statements of expenses, stockholders’ deficit, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of Dune’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dune Energy, Inc. (formerly IP Factory, Inc.) as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Dune will continue as a going concern. As discussed in note 2 to the consolidated financial statements, Dune has a significant accumulated deficit and significant working capital deficiency at December 31, 2003 which raises substantial doubt about Dune’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should Dune be unable to continue as a going concern.

Malone & Bailey, PLLC
www.malone-bailey.com
Houston, Texas

March 15, 2004

DUNE ENERGY, INC.
(FORMERLY IP FACTORY, INC.)
CONSOLIDATED BALANCE SHEET
December 31, 2003

ASSETS
Current Assets:
Cash	$227,740
Deposit, Los Mogotes	179,600

Total current assets	407,340

Unproved oil & gas properties, using full cost method of accounting	914,926

Deferred financing costs	42,690

Total assets	$1,364,956

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$287,136
Notes payable	360,000
Convertible debentures	404,000
Current portion, long-term convertible debentures	312,500

Total current liabilities	1,363,636

Long-term convertible debentures	450,000

COMMITMENTS

Stockholders’ deficit:
Preferred stock, $.001 par value, 1,000,000 authorized none issued	--
Common stock, $.001 par value, 25,000,000 shares
authorized, 14,238,257 shares issued and outstanding	14,238
Additional paid in capital	2,096,387
Accumulated deficit	(2,559,305)

Total stockholders’ deficit	(448,680)

Total liabilities and stockholders’ deficit	$1,364,956

See accompanying summary of accounting policies
and notes to financial statements.

DUNE ENERGY, INC.
(FORMERLY IP FACTORY, INC.)
CONSOLIDATED STATEMENTS OF EXPENSES
Years ended December 31, 2003 and 2002

	2003	2002

General and administrative	328,371	--
Impairment of Merchant Builders	18,225	--
Interest expense	83,906	40,501

Net loss	$(430,502)	$(40,501)

Basic and diluted net loss per share	$(0.04)	$(0.01)

Weighted average shares outstanding	10,339,838	6,223,027

See accompanying summary of accounting policies
and notes to financial statements.

DUNE ENERGY, INC.
(FORMERLY IP FACTORY, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2003 and 2002

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

Balances, December 31, 2001	6,223,027	$6,223	$1,339,288	$(2,088,302)	$(742,791)

Net loss	--	--	--	(40,501)	(40,501)

Balances, December 31, 2002	6,223,027	6,223	1,339,288	(2,128,803)	(783,292)
Stock issued for:
Note payable stockholder	2,486,549	2,486	698,035	--	700,521
Merchant Builders	1,725,000	1,725	--	--	1,725
Services and interest	4,753,681	4,754	57,614	--	62,368
Penroc	50,000	50	450	--	500
Stock contributed	(1,000,000)	(1,000)	1,000	--	--
Net loss	--	--	--	(430,502)	(430,502)

Balances, December 31, 2003	14,238,257	$14,238	$2,096,387	$(2,559,305)	$(448,680)

See accompanying summary of accounting policies
and notes to financial statements.

DUNE ENERGY, INC.
(FORMERLY IP FACTORY, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 2003 and 2002

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(430,502)	$(40,501)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	28,303	--
Stock for services and interest	62,368	--
Impairment of Merchant Builders	18,225	--
Changes in:	--
Accounts payable and accrued expenses	188,365	40,501

Net cash used in operating activities	(133,241)	--

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in unproved properties	(614,926)	--
Deposit Los Mogotes	(179,600)	--

Net cash used in investing activities	(794,526)	--

CASH FLOWS FROM FINANCING ACTIVTIES
Proceeds from sale of debentures and notes payable	504,000	--
Payment on note payable – seismic data	(40,000)	--
Proceeds from long-term debt	762,500	--
Debt issuance costs	(70,993)	--

Net cash provided by financing activities	1,155,507	--

NET INCREASE IN CASH	227,740	--
Cash, beg. of period	--	--

Cash, end of period	$227,740	$--

SUPPLEMENTAL INFORMATION:
Income taxes paid	$--	$--

Interest paid	$42,857	$--

NON CASH INVESTING AND FINANCING:
Purchase of seismic data with note payable	$300,000	$--

Issuance of stock for note payable to stockholder	$700,521	$--

See accompanying summary of accounting policies
and notes to financial statements.

DUNE ENERGY, INC.
(FORMERLY IP FACTORY, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business

In May 2003, IP Factory, Inc. (“IP”) changed its name to Dune Energy, Inc. (“Dune”). On August 7, 2003, Dune formed Vaquero Partners, LLC (“VP”) to acquire and develop oil and gas leases in South Texas. Dune owns 85% of VP with the other 15% owned by Vaquero Oil & Gas, Inc. (“VOG”), a privately held corporation. Dune’s interest in the profits of the LLC are as follows: 85% until Dune receives distributions equal to two times the sum of its capital contributions, 75% until Dune receives distributions equal to three times the sum of its capital contributions and 60% thereafter. Losses are allocated first among the Members in proportion to and to the extent of the positive balances in their capital accounts and then 100% to Dune.

Consolidation

The accompanying consolidated financial statements include the accounts of Dune and VP. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with original maturities of three months or less.

Unproved Oil and Gas Properties

Dune follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves. Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalizable as oil and gas property costs.

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

Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the “cost ceiling”) equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating conditions, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book an tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. Costs of oil and gas properties will be amortized using the units of production method. As of December 31, 2003, Dune had not begun production and therefore has not recorded any depreciation, depletion and amortization in the accompanying consolidated financial statements.

On August 21, 2003, VP leased 1,400 acres and purchased an option to lease an additional 6,800 acres of land in South Texas for $302,528. On February 5, 2004, the lease was amended to extend the “Primary Term” by three months to May 21, 2004. Dune earns the ability to extend the “Primary Term” for additional six month terms so long as Dune commences and diligently pursues the drilling of a well in search of oil and gas to a depth of at least 5,000 feet within the “Primary Term” or any extended term. If Dune does not drill a qualifying well during the “Primary Term,” Dune will be required to pay the owner of the land $200,000.

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

Basic Loss Per Share

Dune is required to provide basic and dilutive earnings (loss) per common share information.

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2003 and 2002, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates. Significant estimates with regard to these consolidated financial statements include the estimate of proved oil and gas reserve quantities and the related present value of estimated future net cash flows therefrom.

Stock-Based Compensation

Dune has elected to account for its stock based-employee compensation under the intrinsic value method established by Accounting Principles Board Opinion No. 25. "Accounting for stock issued to Employees. Under APB No. 25, no compensation expense is recognized if the exercise price of the Dune’s employee stock options equals the market price of the underlying stock on the date of grant

The following table illustrates the effect on net income and earnings per share if Dune had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended December 31,
	2003	2002

Net loss, as reported	$(430,502)	$(40,501)
Pro forma stock compensation
expense	--	--

Pro forma net loss	$(430,502)	$(40,501)

Pro forma net loss per share:
Basic and diluted - as reported	$(0.04)	$(0.01)

Basic and diluted – pro forma	$(0.04)	$(0.01)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield $0, expected volatility of .001%, risk-free interest rate of 2.0%, and expected lives of 5 years.

Recent Accounting Pronouncements

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”, to oil and gas companies. The issue is whether or not SFAS 141 and 142 requires oil and gas companies to classify the costs of mineral rights held under lease or contracts as intangible assets in the balance sheet, apart from capitalized oil and gas property costs. Historically oil and gas companies have included such costs as part of oil and gas properties. If it is ultimately determined that SFAS 141 or 142 requires such reclassifications, Dune estimates amounts to be reclassified from Unproved Oil and Gas Properties to Intangible Assets would be approximately $302,000. These potential balance sheet reclassifications would have no result on operations or cashflows.

NOTE 2 - GOING CONCERN

The financial statements have been prepared assuming that Dune will continue as a going concern. Dune has an accumulated deficit totaling $2,559,305 and working capital deficit of $956,296 at December 31, 2003 which raises substantial doubt about Dune’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should Dune be unable to continue as a going concern.

Management’s plans to support Dune’s operations include borrowing additional funds, raising additional capital as well as securing drilling partners and prospect fees. Dune’s inability to obtain funding or obtain such funding on favorable terms could have a material adverse effect on its financial position, results of operations, and its ability to continue operations.

NOTE 3 - DEPOSIT LOS MOGOTES

On June 3, 2003, Dune paid Penroc Oil Corporation a deposit of $174,800 and issued 50,000 shares of common stock valued at $500 for the option to purchase 34.98% of Penroc’s 2% working interest in the Los Mogotes field located in Zapata County, Texas. Dune also incurred $4,800 of geological costs that are included in the prepaid asset in the accompanying financial statements. The remaining balance of the purchase price ($699,700 as of June 3, 2003) is due no later than June 30, 2004. The effective date of the agreement is February 1, 2003 with respect to capital expenditures and April 1, 2003 with respect to revenue and lease operating expenses. Dune’s proportionate share of revenues generated at Los Mogotes, less its proportionate share of lease operating expenses and capital expenditures will be allocated to Dune as of those dates and applied to adjust the purchase price due at closing. The deposit is refundable if the option is not exercised in June 2004.

NOTE 4 - INCOME TAXES

Dune has incurred net losses since inception and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The valuation allowance increased approximately $136,000 in 2003. The cumulative net operating loss carry-forward is approximately $400,000 at December 31, 2003, and will expire in 2023.

Deferred income taxes consist of the following at December 31, 2003:

Long-term:
Deferred tax assets	$136,000
Valuation allowance	(136,000)

--

NOTE 5 - NOTES PAYABLE

On August 17, 2003 Dune received $100,000 from an individual for an unsecured note payable bearing interest at 10%. The note is personally guaranteed by Dune’s Chairman. The balance outstanding at December 31, 2003 is $100,000 and is included in notes payable in the accompanying consolidated balance sheet. The note holder received 47,430 shares of common stock valued at $474 which was recorded as interest expense in the accompanying statement of operations.

On September 23, 2003, VP purchased a non-exclusive license to 20 square miles of 3-D seismic data for $300,000. $40,000 was paid on September 23, 2003 with $10,000 due on or before April 5, 2004, $10,000 due on or before May 5, 2004 and $240,000 due on or before June 30, 2004. The balance due as December 31, 2003, $260,000, is included in notes payable in the accompanying consolidated balance sheet and bears interest at 18% on balances paid in arrears.

NOTE 6 - CONVERTIBLE DEBENTURES

Long-term debentures:

From May through August 2003, Dune sold convertible debentures with an aggregate face value of $382,500 to various individuals. The debentures are convertible into shares of Dune common stock at the option of the holder for $.45 per share. If the debentures are converted by the maker or the holder, the holder will also receive additional shares equal to 10% of the face value divided by $.45. The debentures accrue interest at 10% per annum and are due in various months through February 2005.

In December 2003, Dune sold convertible debentures with an aggregate face value of $380,000 to eight individuals. The debentures are convertible into shares of Dune common stock at the option of the holder for $.45 per share. If the debentures are converted by the maker or the holder, the holder will also receive additional shares equal to 20% of the face value divided by $.45. The debentures accrue interest at 10% per annum and are due in various months through June 2005.

Dune incurred $70,993 in legal fees associated with the convertible debentures which were recorded as deferred financing costs at December 31, 2003. These costs are being amortized over the term of the notes. Dune recorded $28,303 in non-cash interest expense for the year ended December 31, 2003 related to the amortization of the deferred financing costs.

Short-term Debentures:

In August and September 2003, Dune sold convertible debentures with an aggregate face value of $404,000 to four individuals. The debentures are convertible into shares of Dune common stock at the option of the holder for an average of $.45 per share. The debentures are personally guaranteed by Dune’s Chairman, accrue interest at 10% per annum and are due in August and September 2004. The debt holders received 170,097 shares of common stock valued at $1,701 which was recorded as interest expense in the accompanying statement of operations.

NOTE 7 - COMMON STOCK

On May 5, 2003, Dune issued 2,486,549 shares of stock to the Dune’s Chairman for a note payable totaling $700,521.

On May 7, 2003, Dune issued 1,725,000 shares for all of the outstanding common stock of Merchant Builders, Inc. (Merchant), a privately held corporation with no assets and $16,500 in liabilities. The transaction resulted in an intangible asset of $18,225 which was subsequently impaired.

In 2003, Dune issued 4,536,154 shares of common stock to consultants, officers and directors for services rendered in 2003. The stock was valued based on the estimated fair value of the common stock on the date issue, or $.01 per share.

In 2003, Dune issued 47,430 shares of common stock to a note holder (see note 5) and 170,097 shares of common stock to debenture holders (see Note 6) and recorded interest expense totaling $2,175 related to the stock issuance. These amounts are included in stock issued for services and interest in the accompanying statement of stockholders equity.

In 2003, Dune issued 50,000 shares of common stock valued at $500 to Penroc in connection with the purchase of its interest in the Los Mogotes property (see Note 3).

NOTE 8 - COMMITMENTS

In 2003, VP signed an agreement with VOG for VOG to act as its operator of record with respect to the leased property (see Note 1) and to generate, market and sell prospects to third parties. Dune paid VOG $150,000 in cash as a one-time advance on prospect development fees and $25,000 per month for the first six months and has agreed to pay $12,500 per month through August 2004.

NOTE 9 - STOCK OPTIONS

In November 2003, Dune’s board of directors granted an option to acquire 250,000 shares of common stock at $0.54 per share to a consultant that are exercisable commencing on May 1, 2004. In December 2003, the board of directors granted an option to acquire 100,000 shares of common stock at $.45 per share to a director that is immediately exercisable. The options expire on October 31, 2008 and December 3, 2008, respectively. The weighted average exercise price for options issued during 2003 was $.47 per share.

     The following table summarizes stock option activity:

Outstanding, January 1, 2003	--
Granted	350,000
Canceled or expired	--
Exercised	--

Outstanding, December 31, 2003	350,000

Exercisable at December 31, 2003	100,000

Weighted-average grant-date fair value of
options, granted during the year	$.00

Weighted-average remaining, years of contractual life	5

NOTE 10 - SUPPLEMENTARY OIL AND GAS INFORMATION

Capitalized Costs

Capitalized costs incurred in property acquisition, exploration, and development activities as of December 31, 2003 are as follows:

3-D Seismic	$300,000
Prospect development fees paid to VOG	299,398
Purchase of lease	302,528
Geological consulting	13,000

$914,926

Oil and Gas Reserve Data (Unaudited)

An independent petroleum engineer estimated proved reserves for Dune’s properties which are classified as proved undeveloped properties. Reserve definitions and pricing requirements prescribed by the Securities and Exchange Commission were used. The determination of oil and gas reserve quantities involves numerous estimates which are highly complex and interpretive. The estimates are subject to continuing re-evaluation and reserve quantities may change as additional information becomes available. Estimated values of proved reserves were computed by applying prices in effect at December 31, 2003. The average price used was $26.68 per barrel for oil and $6.51 per Mcf for gas at December 31, 2003. Estimated future costs were calculated assuming continuation of costs and economic conditions at the reporting date.

Total estimated proved undeveloped reserves and the changes therein are set forth below for 2003:

	Oil(bbls)	Gas(MMcf)

Balance, January 1, 2003	--	--
Purchases of reserves in place	142,205	12,415

Balance, December 31, 2003	142,205	12,415

There were no proved developed reserves at December 31, 2003.

The standardized measure of discounted future net cash flows from reserves is set forth below for 2003:

Future cash inflows	$48,278,452
Future production costs	(5,409,248)
Future development costs	(3,014,000)
Future income tax expense	(10,374,000)

Future net cash flows	29,481,204
10% discount factor	(9,346,690)

Standardized measure of
discounted future net cash flows	$20,134,514

The schedule for principal sources and changes in the standardized measure of discounted future cash flows from reserves is omitted because this is Dune’s first year of oil & gas operations.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

Item 8A. Controls and Procedures.

     Within the 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls are effective in timely alerting them to material information relating to us, required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we conducted our evaluation.

PART III
OTHER INFORMATION

Item 9. Directors and Executive Officers of the Registrant.

     The persons set forth below are the Directors and Executive Officers of the Company as of March 15, 2004:

NAME	AGE	POSITION

Alan Gaines	48	Chairman of the Board, Chief Executive Officer

Amiel David	64	President, Chief Operating Officer

Richard Cohen	53	Chief Financial Officer, Director

Steven Barrenechea	45	Secretary, Director

Chris Lautenslager	46	Director

     Alan Gaines is the Chief Executive Officer of the Company and has served as a Director of the Company since May 2001. For the past five years, Mr. Gaines has served as President and CEO of Proton Capital LLC, a privately held merchant and investment banking firm, and as a principal of AM Partners LLC, a privately held firm offering consulting services to the energy sector. In 1983, Mr. Gaines founded Gaines, Berland Inc., a full service brokerage firm and investment bank specializing in global energy markets, with particular emphasis given to small to mid-capitalization exploration and production, pipeline, midstream, and oilfield services companies. Mr. Gaines served as President of Gaines, Berland from 1983 to 1998. Mr. Gaines holds a BBA in Finance from Baruch College, and an MBA (“With Distinction”) from the Zarb School, Hofstra University School of Management.

     Amiel David has served as the President/Chief Operating Officer of the Company since February 2004 and has over 35 years of engineering and investment banking experience within the energy sector.  From 1993 — 2001, he was the Senior Vice President and Chief Engineer for the First City Bank and later First Union Securities (Wachovia Bank) where he was responsible for the technical viability of in excess of $3.5 billion of energy credits.  From 2001 through 2003, Dr. David was the Managing Director, Senior Vice President and Chief Engineer of Duke Capital Partners.  Dr. David holds a PhD in Petroleum Engineering from Stanford University and an MBA from The University of Pittsburgh.

     Richard M. Cohen has served as the Chief Financial Officer and as a Director of the Company since December 2003. Since 1996, Mr. Cohen has been the President of Richard M. Cohen Consultants, a private financial services consulting company that assists both public and private companies with their corporate governance and corporate finance needs. In 1999, Mr. Cohen was the President of National Auto Credit, a publicly traded sub-prime auto finance company. From 1992-1995, Mr. Cohen was the President of General Media Inc., a publicly reporting international diversified publishing and communications company. Mr. Cohen is a Certified Public Accountant and worked at Arthur Andersen & Co. from 1975 to 1977. He received a BS ("With Honors") from The University of Pennsylvania (Wharton) and an MBA from Stanford University.

     Steven Barrenechea has served as a Director of the Company since May 2001. Mr. Barrenechea is currently CEO, President and Director of Coastal Restaurants LLC and Breakwater Partners LLC, both of which own and operate high-end restaurant/bars. He is also COO of Coast to Coast Catering Company, an upscale catering service. Mr. Barrenechea is a member of the Board of Directors of the Creative Coalition, The Milford (Connecticut) Red Cross, and The Child Guidance Center of Fairfield County. Mr. Barrenechea holds a BBA from New York University.

     Chris Lautenslager has served as a Director of Dune since December 2003. From 1998-2001, he was a Vice President of Credit Suisse First Boston. Since that time he has been consulting to a number of financial institutions including the New York Mercantile Exchange and Fxall, Inc. Mr. Lautenslager received his MBA from the Kellogg School at Northwestern University and his BS from the University of Colorado.

     The Company’s By-laws provide for a Board of Directors to consist of not less than two (2) persons nor more than five (5) persons, such number of persons to be fixed by the Board from time to time. Effective February 10, 2004, Mark Harrington resigned as the President and as a Director of the Company, for personal reasons. As a result of his resignation, there is a vacancy on the Board of Directors, which may be filled either by the Board or by the stockholders of the Company at the next annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

     Messrs. Gaines, Cohen, David, Barrenechea and Lautenslager failed to file on a timely basis, their Initial Statements of Beneficial Ownership on Form 3, pursuant to Section 16(a) of the Securities Exchange Act. Such individuals have advised the Company that they intend to file such Reports as soon as practicable after the date hereof.

Code of Ethics

     The Company has adopted a written code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and any persons performing similar functions. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to Dune Energy, Inc., 1330 Post Oak Blvd., Houston, Texas 77056.

Item 10. Executive Compensation.

     Except as set forth below, no officer or director of the Company received any compensation from the Company during the past three years.

Compensation of Directors

     Non-employee Directors of the Company are generally not compensated in cash for their services but are reimbursed for out of pocket expenses incurred in furtherance of the Company’s business. In 2003, the Company (i) issued 325,000 shares of common stock to Mr. Barrenechea and (ii) issued 100,000 shares of common stock and granted an option to purchase up to 100,000 shares of common stock to Mr. Lautenslager, in recognition of services rendered by them to the Company. Mr. Lautenslager’s option may be exercised at any time prior to October 31, 2008 at an exercise price of $0.45 per share of common stock.

Employment Agreements

     On December 1, 2003, the Company entered into a one year employment agreement with Alan Gaines, the Company’s Chairman and Chief Executive Officer. The Agreement provides for an annual salary of $90,000, with such increases as the Board may determine. Upon the execution of his agreement, Mr. Gaines received 250,000 shares of the Company’s common stock in consideration of his covenant not to compete. The agreement provides that in the event Mr. Gaines is terminated without “cause” (as defined in the agreement), he is to receive a severance payment equal to six months’ base salary. In the event of a “change of control” (as defined in the agreement), Mr. Gaines may elect at any time within the six months following such change of control, to terminate his employment on sixty days notice to the Company. If Mr. Gaines shall so elect to terminate his employment, the Company shall be obligated to pay Mr. Gaines a payment equal to two times his annual base salary. Separate from his employment agreement, the Company issued 1,000,000 shares of its common stock to Mr. Gaines during 2003 for services rendered to the Company.

     On December 1, 2003, the Company entered into a one year employment agreement with Richard Cohen, the Company’s Chief Financial Officer. The Agreement provides for an annual salary of $90,000, with such increases as the Board may determine. The agreement provides that in the event Mr. Cohen is terminated without “cause” (as defined in the agreement), he is to receive a severance payment equal to six months’ base salary. In the event of a “change of control” (as defined in the agreement), Mr. Cohen may elect at any time within the six months following such change of control, to terminate his employment on sixty days notice to the Company. If Mr. Cohen shall so elect to terminate his employment, the Company shall be obligated to pay Mr. Cohen a payment equal to his annual base salary. Separate from his employment agreement, the Company issued 450,000 shares of its common stock to Mr. Cohen during 2003 for services rendered to the Company.

     On February 15, 2004, the Company entered into a one year employment agreement with Amiel David, the Company’s President and Chief Operating Officer. The Agreement provides for an annual salary of $120,000, with such increases as the Board may determine. Upon the execution of his agreement, Dr. David received 250,000 shares of the Company’s common stock in consideration of his covenant not to compete. The agreement provides that in the event Dr. David is terminated without “cause” (as defined in the agreement), he is to receive a severance payment equal to six months’ base salary. In the event of a “change of control” (as defined in the agreement), Dr. David may elect at any time within the three months following such change of control, to terminate his employment on forty five days notice to the Company. If Dr. David shall so elect to terminate his employment, the Company shall be obligated to (i) pay Dr. David an amount equal to three months’ base salary and (ii) issue him 125,000 shares of common stock.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following sets forth as of March 15, 2004, the number of shares of our $.001 par value common stock beneficially owned by (i) each person who was known by us to own beneficially more than five percent (5%) of our issued and outstanding common stock; (ii) each of the named Executive Officers; (iii) the individual Directors; and (iv) the Officers and Directors as a group.

Title of Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class
Common	Alan Gaines	5,431,000 (3) (4)	36.8%
Common	Amiel David	250,000	1.7%
Common	Richard Cohen	615,566 (5) (6)	3.4%
Common	Steven Barrenechea	325,000 (7)	2.2%
Common	Chris Lautenslager	472,222 (8) (9)	2.8%
Common	Mark Harrington (10)	1,575,000 (11) (12) (13)	10.7%
Common	All Officers and Directors as a Group (5 persons)	7,093,788	46.9%

(1) Unless otherwise indicated, the address of each of the persons listed above is the address of the Company, 1330 Post Oak Blvd., Suite 1600, Houston, Texas 77056.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 15, 2004. Each beneficial owner’s percentage ownership is determined by assuming that options that are held by such person (but not held by any other person) and which are exercisable within 60 days from March 15, 2004 have been exercised.

(3) Excludes 600,000 shares held by Mr. Gaines' children.

(4) 5,371,505 of such shares listed have been pledged as collateral to the holders of the Secured Notes.

(5) Includes 101,314 shares that may be issued upon conversion of convertible notes.

(6) 250,000 of such shares listed have been pledged as collateral to the holders of the Secured Notes.

(7) All shares listed have been pledged as collateral to the holders of the Secured Notes.

(8) Includes 100,000 shares underlying an option granted to Mr. Lautemslager.

(9) Includes 322,222 shares that may be issued upon conversion of convertible notes.

(10) Mr. Harrington resigned as the President and as a Director of the Company on February 10, 2004, for personal reasons.

(11) Includes 835,000 shares owned by Harrington & Co. International L.L.C., an entity in which Mr. Harrington is the sole member.

(12) 1,000,000 shares listed have been pledged as collateral to the holders of the Secured Notes.

(13) Includes 290,000 shares controlled by Cameron Harrington, the wife of Mark Harrington.

Item 12. Certain Relationships and Related Transactions.

     During 2003, the Company issued 1,575,000 shares to Mark Harrington, a former Director and President of the Company, for services rendered.

Item 13. Exhibits, List and Reports on Form 8-K.

     The Company did not file any Reports on Form 8-K during the fourth quarter of 2003.

Exhibit Number	Description

3.1	* Amended and Restated Certificate of Incorporation
3.2	* By-Laws
4.1	* Form of Secured Convertible Promissory Note
4.2	Form of Stock Option
10.1	* Plan and Agreement of Merger dated as of May 5, 2003 between the Registrant and Merchant Builders, Inc.
10.2	* Oil and Gas Lease and Option Agreement dated as of August 22, 2003 between the Registrant and the Lessors named therein with respect to the Welder property
10.2.1	Amendment to Welder Lease Agreement dated February 5, 2004
10.3	* Agreement dated as of October 30, 2003 between the Registrant and Penroc Oil Corporation with respect to Los Mogotes
10.4	* Agreement dated as of September 26, 2003 between the Registrant and Seitel Data, Ltd. with respect to 3D seismic data
10.4.1	Amendment to Seitel Agreement dated December 28, 2003
10.5	* Operating Agreement of Vaquero Partners LLC
10.6	* Agreement dated as of August 22, 2003 by and among Vaquero Partners LLC, Vaquero Oil & Gas, Inc., and the Registrant
10.6.1	Amendment dated November 17, 2003 to Agreement between Vaquero Partners LLC, Vaquero Oil & Gas, Inc., and the Registrant

10.7	Area of Mutual Interest Agreement dated November 17, 2003 between the Registrant and Vaquero Oil & Gas, Inc.
10.8	Employment Agreement dated as of December 1, 2003 between the Registrant and Alan Gaines
10.9	Employment Agreement dated as of December 1, 2003 between the Registrant and Richard Cohen
10.10	Employment Agreement dated as of February 15, 2004 between the Registrant and Amiel David
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer
99.1	* Report of Independent Engineer with Respect to Welder Acreage
99.2	Updated Report of Independent Engineer with respect to Welder Acreage

     * Incorporated by reference to the Registrant’s 10-KSB for the year ended December 31, 2002.

Item 14. Principal Accountant Fees and Services.

     Malone & Bailey, PLLC, Certified Public Accountants, are the Company’s independent auditors that examined the financial statements of the Company for the years ended December 31, 2003 and December 31, 2002. Malone & Bailey, PLLC has performed the services and has been paid the fees for these years as set forth below.

Audit Fees

Malone & Bailey, PLLC was paid aggregate fees of approximately $13,000 for the year ended December 31, 2002 and approximately $15,000 for the year ended December 31, 2003, for professional services rendered for the audit of the Company’s annual financial statements and for the reviews of the financial statements included in Company’s quarterly reports on Form 10-QSB during these fiscal years.

Audit-Related Fees

Malone & Bailey, PLLC was not paid any additional fees by the Company for the years ended December 31, 2002 and December 31, 2003 for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

Malone & Bailey, PLLC was not paid any additional fees for the years ended December 31, 2002 and December 31, 2003 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees

Malone & Bailey, PLLC was paid no other fees for professional services during the years ended December 31, 2002 and December 31, 2003.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNE ENERGY, INC.

Date: March 29, 2004	By:	/s/ Alan Gaines

Name: Alan Gaines
Title: Chief Executive Officer

Date: March 29, 2004	By:	/s/ Richard Cohen

Name: Richard Cohen
Title: Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2004	/s/ Alan Gaines

Alan Gaines
Chairman, Chief Executive Officer

Date: March 29, 2004	/s/ Richard Cohen

Richard Cohen
Chief Financial Officer, Director

Date: March 29, 2004	/s/ Steven Barrenechea

Steven Barrenechea
Secretary, Director

Date: March 29, 2004	/s/ Chris Lautenslager

Chris Lautenslager
Director