Form 10QSB
period 2004-03-31
DUNE ENERGY INC
filed 2004-05-17
CIK 1092839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

(713) 963-4635
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days:  YES ☑ NO ☐

     The number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2004: 15,225,757

     Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

DUNE ENERGY, INC.
CONSOLIDATED BALANCE SHEET
March 31, 2004
(Unaudited)

ASSETS

Current Assets:
Cash	$7,242
Deposit, Los Mogotes	179,600

Total current assets	186,842

Unproved oil & gas properties, using full cost method of accounting	1,031,259

Deferred financing costs	30,868

Total assets	$1,248,969

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$434,964
Notes payable	360,000
Current portion of long-term convertible debentures	312,500
Convertible debentures	404,000

Total current liabilities	1,511,464

Long-term convertible debentures	495,000

Stockholders’ deficit:
Preferred stock, $.001 par value, 1,000,000 authorized none issued	--
Common stock, $.001 par value, 25,000,000 shares
authorized, 14,913,257 shares issued and outstanding	14,913
Additional paid in capital	2,102,462
Accumulated deficit	(2,874,870)

Total stockholders’ deficit	(757,495)

Total liabilities and stockholders’ deficit	$1,248,969

DUNE ENERGY, INC.
CONSOLIDATED STATEMENTS OF EXPENSES
Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

Revenues	$--	$--

General, administrative and selling	258,791	--

Operating loss	(258,791)	--

Interest expense	56,774	10,508

Net loss	$(315,565)	$(10,508)

Net loss per share:
Basic and diluted	$(.02)	$--

Weighted average shares outstanding:
Basic and diluted	14,541,279	6,223,027

DUNE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

CASHFLOWS FROM OPERATING ACTIVITIES:
Net loss	$(315,565)	$(10,508)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	11,822	--
Stock for services and interest	6,750	--
Changes in:
Accounts payable and accrued expenses	147,828	10,508

Net cash used in operating activities	(149,165)	--

CASHFLOWS FROM INVESTING ACTIVITIES:
Investment in unproved properties	(116,333)	--

CASHFLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of debentures and notes payable, net	45,000	--

NET CHANGE IN CASH	(220,498)	--
Cash, beg. of period	227,740	--

Cash, end of period	$7,242	$--

Supplemental information:
Income taxes paid	$--	$--

Interest paid	$--	$--

DUNE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Dune Energy, Inc. (“Dune”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the 10-KSB have been omitted.

NOTE 2 - COMMON STOCK

On February 15, 2004, Dune issued 250,000 shares of stock to the new president of Dune as consideration for signing an employment agreement (see Note 3). The shares were valued at $.01 per share resulting in $2,500 in expense.

In February and March 2004, Dune issued 425,000 shares of common stock to various consultants. The shares were valued at $.01 per share resulting in $4,250 in expense.

NOTE 3 - EMPLOYMENT AGREEMENT

On February 15, 2004, Dune entered into an employment agreement with Amiel David to be president of Dune. The initial term of the agreement expires on February 15, 2005 and provides for a base compensation of $120,000 per year plus a performance bonus based on milestones determined by Dune’s board of directors. In the event that a change of control occurs, Dr. David may elect to terminate his employment and will receive three months base salary and 125,000 shares of common stock.

NOTE 4 - CONVERTIBLE DEBENTURES

In March 2004, Dune sold a convertible debenture in the face amount of $45,000 to a single individual. The debenture is convertible into shares of Dune Common Stock at the option of the holder for $.45 per share. If the debenture is converted by the maker or the holder, the holder will also receive additional shares of common stock equal to 20% of the face amount of the debenture divided by $.45. The debenture accrues interest at 10% per annum and matures on September 1, 2005.

NOTE 5 - SUBSEQUENT EVENTS

On April 7, 2004, Dune and its 85% owned subsidiary, Vaquero Partners LLC (“Vaquero”) entered into a Participation Letter Agreement with Itera International Energy Corporation (“Itera”). Pursuant to the terms of the Participation Letter Agreement, Itera committed the sum of $1,000,000 to Vaquero, for the purpose of paying 100% of the costs of drilling an initial test well (“Initial Well”) on certain property leased by Vaquero from the Welder family in Victoria County, Texas, under that certain Oil and Gas Lease Option Agreement dated effective August 21, 2003 and amended on February 5, 2004 and April 8, 2004 (the “Welder Lease”).

Prior to commencing drilling operations on the Initial Well and pursuant to the terms of a Second Amendment to the Welder Lease, dated April 8, 2004, Vaquero leased an additional 250 acres from the Welder family for cash consideration of $25,000.

As of May 12, 2004, Itera has delivered $821,000 to Vaquero, $655,000 of which has been utilized for drilling costs on the Initial Well, $16,000 of which was used to lease the additional acreage referred to above and $150,000 of which was a prospect fee to Dune.

Upon the commencement of sales of oil and/or gas from the Initial Well, Itera will receive a 75% working interest in the Initial Well and Vaquero will receive a 25% working interest in the Initial Well. After giving effect to a leasehold royalty burden of 30%, Itera’s net revenue interest in the Initial Well shall be 52.5% and Vaquero’s net revenue interest shall be 17.5%. The Company receives 85% of Vaquero’s net revenue interest.

In April 2004, Dune issued an aggregate of 222,222 shares of Series A Convertible Preferred Stock to two individuals for a total consideration of $200,000. Each share of preferred stock is convertible into two shares of common stock at the option of the holder.

On May 5, 2004, Dune amended its Certificate of Incorporation to increase the number of shares of common stock that Dune is authorized to issue to 100,000,000.

Item 2. Management’s Plan of Operation.

     Since May 2003, Dune Energy, Inc. (the “Company”) has been an independent energy company engaged in the business of leasing, acquiring and subsequently developing, natural gas and crude oil producing properties. Through March 31, 2004, the Company has not generated revenues from operations and its ability to do so in the future is highly dependent on the Company’s ability to raise additional capital.

     During the next six months, the Company anticipates minimum expenses of approximately $2,500,000 including $650,000 to complete the purchase of its interest in Los Mogotes by June 30, 2004; $680,000 (should the Company elect to exercise its option) to lease an additional 6,800 acres on the Welder Ranch; $240,000 to be paid to Seitel Data Ltd. to complete the purchase of the license for the 3D seismic data; $504,000 to the holders of certain promissory notes; and for its working capital needs.

     On May 10, 2004, the Company entered into a Stock Purchase Agreement (“SPA”) with Itera Holdings BV (“Itera BV”). A summary of the proposed transaction with Itera BV and a copy of the SPA was attached as an exhibit to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 12, 2004. Upon the Closing of the contemplated transaction with Itera BV, the Company would receive net proceeds of $10,800,000 (inclusive of the $1,000,000 that Itera committed to the Company under the terms of its April 7, 2004 Participation Letter Agreement – see Note 5 to the Company’s Financial Statements). There can be no assurances that the Closing of the propsed transaction will occur.

     If the Closing of the transaction with Itera does not take place, the Company may not be able to raise sufficient capital to complete the purchase of its interest in Los Mogotes or to acquire additional acreage under its Welder lease. If the Closing with Itera does not occur, the Company will attempt to satisfy its financial needs by seeking to raise additional capital and by selling prospects developed on its Welder acreage to third parties. The Company anticipates that it will be able to generate revenues on its Welder acreage from three sources:

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

PART II
OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds; Recent Sales of Unregistered Securities

     During the period covered by this report, the Company sold a Convertible Promissory Note in the aggregate principal face amount of $45,000 to a single individual. Such sale was made in reliance of Section 4(2) of the Act. The note has a maturity of 18 months and bears interest at the rate of 10% per annum. The note is convertible into shares of the Company’s common stock, at any time prior to maturity, at a conversion price of $.45 per share of common stock. Upon conversion, the holder will also receive additional shares of common stock equal to 20% of the face amount of such holder’s note divided by $.45.

Item 5. Other Information.

     As previously reported by the Company in its Report on Form 8-K filed with the Commission on May 10, 2004, the Company commenced completion operations on its initial well located on the Welder acreage. Such well was completed to a total depth of 9,127 feet and hydrocarbons were encountered at the Company’s primary objective in the Upper Wilcox formation and in its secondary target in the Yegua sands.

     As previously reported by the Company in its Report on Form 8-K filed with the Commission on May 12, 2004, the Company entered into a Stock Purchase Agreement with Itera Holdings BV, pursuant to which Itera BV agreed to purchase a number of shares equal to 78% of the Company’s issued and outstanding shares of common stock, for a purchase price of $12,000,000.

     On May 11, 2004, the Company’s common stock commenced trading on the over-the-counter Bulletin Board maintained by the National Association of Securities Dealers. The symbol for the Company’s common stock is “DEGI”.

Item 6. Exhibits, List and Reports on Form 8-K.

     The Company did not file any Reports on Form 8-K during the first quarter of 2003.

Exhibit Number	Description

3.1	* Amended and Restated Certificate of Incorporation
3.2	* By-Laws
4.1	* Form of Secured Convertible Promissory Note
4.2	** Form of Stock Option
10.1	* Plan and Agreement of Merger dated as of May 5, 2003 between the Registrant and Merchant Builders, Inc.
10.2	* Oil and Gas Lease and Option Agreement dated as of August 22, 2003 between the Registrant and the Lessors named therein with respect to the Welder property
10.2.1	Amendment to Welder Lease Agreement dated February 5, 2004
10.2.2	*** Second Amendment to Welder Lease Agreement dated April 8, 2004
10.3	* Agreement dated as of October 30, 2003 between the Registrant and Penroc Oil Corporation with respect to Los Mogotes
10.4	* Agreement dated as of September 26, 2003 between the Registrant and Seitel Data, Ltd. with respect to 3D seismic data
10.4.1	Amendment to Seitel Agreement dated December 28, 2003
10.5	* Operating Agreement of Vaquero Partners LLC
10.6	* Agreement dated as of August 22, 2003 by and among Vaquero Partners LLC, Vaquero Oil & Gas, Inc., and the Registrant
10.6.1	** Amendment dated November 17, 2003 to Agreement between Vaquero Partners LLC, Vaquero Oil & Gas, Inc., and the Registrant
10.7	** Area of Mutual Interest Agreement dated November 17, 2003 between the Registrant and Vaquero Oil & Gas, Inc.

10.8	** Employment Agreement dated as of December 1, 2003 between the Registrant and Alan Gaines
10.9	** Employment Agreement dated as of December 1, 2003 between the Registrant and Richard Cohen
10.10	** Employment Agreement dated as of February 15, 2004 between the Registrant and Amiel David
10.11	*** Participation Letter Agreement dated April 7, 2004 between the Registrant, Vaquero Partners LLC and Itera International Energy Corporation
10.12	**** Stock Purchase Agreement dated as May 10, 2004 between the Registrant and Itera Holdings BV
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer
99.1	* Report of Independent Engineer with Respect to Welder Acreage
99.2	** Updated Report of Independent Engineer with respect to Welder Acreage

     * Incorporated by reference to the Registrant’s 10-KSB for the year ended December 31, 2002.

     ** Incorporated by reference to the Registrant’s 10-KSB for the year ended December 31, 2003.

     *** Incorporated by reference to the Registrant’s Report on Form 8-K, filed with the Commission on April 20, 2004.

     **** Incorporated by reference to the Registrant’s Report on Form 8-K, filed with the Commission on May 12, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

DUNE ENERGY, INC.

Date:	May 14, 2004	By:	/s/ Alan Gaines

			Name:	Alan Gaines
			Title:	Chairman, Chief Executive Officer

Date:	May 14, 2004	By:	/s/ Richard Cohen

			Name:	Richard Cohen
			Title:	Chief Financial Officer

.