Form 10QSB
period 2004-06-30
DUNE ENERGY INC
filed 2004-08-13
CIK 1092839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days:  YES ☑ NO ☐

     The number of shares outstanding of each of the issuer’s classes of common equity, as of July 30, 2004: 43,613,355

     Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

DUNE ENERGY, INC.
CONSOLIDATED BALANCE SHEET
June 30, 2004
(Unaudited)

ASSETS

Current Assets:
Cash	$7,763,166

Total current assets	7,763,166

Unproved oil & gas properties, using full cost method of accounting	3,655,205

Deferred financing costs	19,047

Total assets	$11,437,418

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$188,980
Note payable	105,000
Convertible debentures	1,166,500

Total current liabilities	1,460,480

Long-term convertible debentures	45,000

Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized,
222,222 shares issued and outstanding	200,000
Common stock, $.001 par value, 100,000,000 shares authorized,
43,582,800 shares issued and outstanding	43,583
Additional paid in capital	12,936,833
Accumulated deficit	(3,248,478)

Total stockholders’ equity	9,931,938

Total liabilities and stockholders’ equity	$11,437,418

DUNE ENERGY, INC.
CONSOLIDATED STATEMENTS OF EXPENSES
Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	$127,500	$–	$127,500	$–

General, administrative and selling	488,043	63,797	746,354	63,797

Operating loss	(360,543)	(63,797)	(618,854)	(63,797)

Interest income	5,749		5,749
Interest expense	(19,291)	(10,379)	(76,067)	(20,887)

Net loss	$(374,085)	$(74,176)	$(689,172)	$(84,684)

Net loss per share:
Basic and diluted	$(.02)	$(.01)	$(.04)	$(.01)

Weighted average shares outstanding:
Basic and diluted	25,519,714	11,609,551	16,488,171	9,814,043

DUNE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003

Net loss	$(689,172)	$(84,864)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	23,643	4,597
Stock for services	69,792	20,195
Impairment of Merchant Builders	–	18,225
Changes in:
Accounts payable and accrued expenses	(98,158)	51,847

Net cash used in operating activities	(693,895)	(10,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to affiliate	–	(15,000)
Investment in proved and unproved properties	(2,560,679)	(174,800)

Net cash used in investing activities	(2,560,679)	(189,800)

CASH FLOWS FROM FINANCING ACTIVIES -
Proceeds from sale of convertible debentures	–	262,500
Payments to debt	(210,000)	–
Proceeds from sale of preferred stock	200,000	–
Proceeds from sale of common stock, net	10,800,000	–

Net cash provided by financing activities	10,790,000	262,500

NET INCREASE IN CASH	7,535,426	62,700
Cash, beg. of period	227,740	–

Cash, end of period	$7,763,166	$62,700

DUNE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

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

NOTE 2 – COMMON STOCK

On May 10, 2004, Dune declared a 1 for 2 reverse stock split of Dune’s issued and outstanding shares of common stock, which was effective as of the close of business on May 21, 2004. All references to numbers of shares have been adjusted to account for the reverse stock split.

During April and May 2004, Dune issued an aggregate of 185,417 shares to an employee, a former director, an affiliate, and a consultant. The shares were valued at $.34 per share resulting in $63,042 in expense.

On May 19, 2004, Dune issued 35,464,397 shares to Itera Holdings BV for the aggregate purchase price of $12,000,000. Also on May 19, 2004, Dune issued 476,323 shares and paid $1,200,000 in cash to the Altitude Group LLC in consideration of services rendered to Dune.

NOTE 3 – PREFERRED STOCK

In April 2004, Dune issued a total of 222,222 shares of Series A Convertible Preferred Stock to two individuals for an aggregate of $200,000. Each share is convertible into two shares of common stock at the option of the holder.

NOTE 4 – WORKING INTEREST PURCHASE

On June 3, 2004, Dune purchased 34.98% of Penroc Oil Corporation’s approximately 2% working interest in the Los Mogotes Field located in Zapata County, Texas. The effective date of the closing was May 28, 2004. Total consideration of $874,500 was paid as follows: an initial payment of $174,800 was made in June 2003 and $699,700 was paid on June 3, 2004.

NOTE 5 – NOTE PAYABLE

On June 30, 2004, Dune’s 85% owned subsidiary Vaquero Partners LLC contracted with Seitel Data Ltd. to purchase an additional 10 square miles of seismic data covering its Welder Ranch leased acreage. Dune paid $35,000 upon signing and the balance of $105,000 is due on or before December 15, 2004 and is included in note payable on the accompanying balance sheet.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Effective as of the closing of the transaction with Itera Holdings BV (see Note 2), Dune amended its Operating Agreement with Vaquero Oil & Gas Inc. (“VOG”) with respect to certain matters relating to Vaquero Partners LLC (“Vaquero”). VOG fixed its Membership Interest in Vaquero at 15% with Dune holding the other 85%. Dune also amended its drilling agreement with VOG to provide that VOG will be paid (i) $25,000 a month for its services through November 2004, and (ii) $12,500 a month for its services through May 2005.

Effective as of the closing of the transaction with Itera Holdings BV, Dune signed new Employment Agreements with Alan Gaines (CEO), Amiel David (President/COO) and Richard Cohen (CFO). Each of the Agreements is for an initial term of one year, expiring on May 31, 2005. The Agreements provide for base salaries as follows: Mr. Gaines - $350,000, Dr. David - $200,000 and Mr. Cohen - $120,000. In addition, for the year ending December 31, 2004, Mr. Gaines is eligible for a performance bonus equal to 2% of Dune’s EBITDA up to $10,000,000 and 1% of EBITDA above $10,000,000. Mr. Gaines’ Agreement also provides that in the event Dune issues additional shares of common stock to a third party in the future, Dune shall likewise cause to be issued to Mr. Gaines, such number of additional shares of common stock as are necessary to maintain his 5% equity interest in Dune.

Item 2. Management’s Plan of Operation.

     Since May 2003, Dune Energy, Inc. (the “Company”) has been an independent energy company engaged in the business of leasing, acquiring and subsequently developing, natural gas and crude oil producing properties. Presently, the Company has interests in two properties: (i) a lease on 1,650 acres and an option covering approximately 6,400 additional acres on the Welder Ranch located in Victoria County, Texas, and (ii) a working interest in the Los Mogotes Field in Zapata County, Texas. Both of these properties are discussed below.

     During the second quarter of 2004, the Company generated its first revenues from operations and received net proceeds of $10,800,000 from the investment made by Itera Holdings BV (“Itera BV”) (see Item 2 of Part II below). By virtue of the closing of the Itera BV transaction, Management of the Company believes that the Company has sufficient capital to meet all of its cash requirements for at least the next twelve months and that it will not need to raise additional funds.

Welder Ranch Property

     Through the Company’s 85% owned subsidiary, Vaquero Partners, LLC (“Vaquero”), which holds the Welder Ranch lease, the Company has initiated exploration and development activities on the Welder Ranch property. To date, the Company has leased 1,650 acres on this property and intends to exercise its option to lease approximately 6,300 additional contiguous acres during August of 2004. The decision to exercise the option is a result of Management’s review of the 3-D seismic survey purchased from Seitel Data, Ltd., coupled with geological subsurface analysis. Based on an extensive review of the seismic data, Management has identified several leads for prospective drilling locations. The locations target the Frio, Yegua, Upper Wilcox and geopressured Middle Wilcox formations.

     In May of 2004, the Company completed its first well, the Rob Welder - Dune Energy #1. After extensive testing, the well was completed in the Yegua formation at a depth of 5,650 feet. Production tests were conducted, and during a four point test, the well produced 1.25 MM/cfd at a flowing pressure of 1,730 psi, along with small amounts of liquid hydrocarbons. The Company is currently building surface facilities and has signed a third party gas marketing contract. Initial production is expected to commence during the month of August 2004. Subject to flow rate and pressure regarding this well, the Company anticipates that up to four additional development wells may be drilled in this new field.

     In June of 2004, the Company initiated the drilling of a proved undeveloped well, the Hamilton Fee – Dune Energy #1 Well. The well encountered potential pay in the Wilcox and Frio formations. With respect to this well, Vaquero entered into Participation Agreements on a promoted basis with each of NDH Exploration Corp. and Jay Petroleum, LLC (a subsidiary of Isramco Inc., a publicly traded company, symbol: ISRL), whereby upon the commencement of sales, the participants would hold an aggregate 35% working interest in the well and Vaquero would maintain a 65% working interest in the well. Additionally, the participants have the option to participate in future wells on the Welder Ranch property and to acquire, collectively, up to a 35% working interest in such future wells.

     Management has identified several prospective targets in the geopressured Middle Wilcox formation at depths exceeding 10,000 feet. In order to properly define the targets and mitigate risk, the Company is currently reprocessing its existing 3-D seismic data. Management expects to drill an initial Middle Wilcox well during the fourth quarter of 2004. Up to three additional deep tests will follow during calendar 2005.

     Management has also identified a number of prospective Upper Wilcox drilling locations and the Company plans to drill up to two test locations during the next twelve months.

Los Mogotes

     During the second quarter of 2004, the Company completed the purchase of its non-operated working interest in the Los Mogotes Field in Zapata County, Texas. As previously reported, the Company acquired 34.98% of Penroc Oil Corporation’s (approximately 2%) working interest for the purchase price of $874,500. The effective date of the closing was May 28, 2004 and the parties have agreed to complete post-closing accounting adjustments within ninety days from such date in order to properly allocate and distribute income and expenses between the parties. Utilizing current pricing, the Company believes its annualized operating cash flow from its Los Mogotes interest now approximates $1 million. A copy of the Closing Agreement and the Assignment, Conveyance and Bill of Sale were filed as Exhibits 99.1 and 99.2 to the Company’s Report on Form 8-K, filed with the Commission on or about June 3, 2004, and is incorporated by reference herein.

Acquisition Strategy

     Management is actively evaluating a number of potential acquisitions. Such potential acquisitions fall into two categories: (1) the purchase of proved developed producing reserves with further development opportunities plus possible exploration potential and (2) the purchase of leases with no or de minimus production which would require a drilling commitment by the Company.

FORWARD LOOKING STATEMENTS

     With the exception of historical information, certain matters discussed in this Form 10-QSB are forward looking statements that involve risks and uncertainties. Certain statements contained in this Form 10-QSB, including statements which may contain words such as “could”, “should”, “expect”, “believe”, “will”, and similar expressions and statements relating to matters that are not historical facts are forward-looking statements. Such statements involve known and unknown risks and uncertainties which may cause our actual results, performances or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, our ability to raise capital as and when required, the timing and extent of changes in prices for oil and gas, competition, environmental risks, drilling and operating risks, uncertainties about the estimates of reserves, the prices of goods and services, the availability of drilling rigs and other support services, legislative and government regulations, political and economic factors in countries in which we operate and implementation of our capital investment program.

Item 3. Controls and Procedures

     The company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the CEO and CFO concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings relating to the Company (including its consolidated subsidiaries). There were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect its internal control over financial reporting during the period ended June 30, 2004, nor any significant deficiencies or material weaknesses in such internal control over financial reporting requiring corrective actions. As a result, no corrective actions were taken.

PART II
OTHER INFORMATION

Item 2. Recent Sales of Unregistered Securities

     On May 18, 2004, the Company closed a transaction with Itera Holdings BV (“Itera BV”), pursuant to which the Company issued 35,464,397 shares of common stock to Itera BV for the aggregate purchase price of $12,000,000. The sale was made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”). A copy of the Stock Purchase Agreement between the Company and Itera BV (together with all exhibits and schedules thereto) was previously filed as Exhibit 99.1 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 12, 2004, and is incorporated by reference herein.

     During the period covered by this report, the Company sold an aggregate of 222,222 shares of Series A Convertible Preferred Stock to two individuals for total consideration of $200,000. Such sales were made in reliance on Section 4(2) of the Act. At the election of the holders, each share of Series A Convertible Preferred is convertible into two shares of the Company’s common stock. The rights of the Series A Convertible Preferred Stock are set forth in that certain Certificate of Designation attached hereto as Exhibit 3.3 and incorporated by reference herein.

Item 5. Other Information.

     On July 20, 2004, Vaquero delivered written notice to the Welder family notifying the family of the Company’s election to exercise its option to lease approximately 6,300 additional acres on the Welder Ranch. The option is exercisable at a price of $100 per acre and the additional acreage is contiguous with 1,650 acres already leased by Vaquero on the Welder Ranch. The Company anticipates that a lease for the additional acreage will be executed during August 2004.

     On August 11, 2004 the Company entered into a gas marketing agreement with HESCO Gas Marketing Company in anticipation of initial production in August 2004 from the Rob Welder – Dune Energy #1 Well.

     On August 11, 2004, based on extensive testing of the Hamilton Fee – Dune Energy #1 Well and despite initial gas shows, Management determined that due to the low reservoir permeability of the primary objective Upper Wilcox, the well will not likely produce natural gas in paying quantities necessary for commercial recovery. Management is currently exploring other options for this well.

Item 6. Exhibits, List and Reports on Form 8-K.

     (a) Exhibits

Exhibit Number	Description

3.3	Certificate of Designation of Series A Convertible Preferred Stock
10.1	Amended and Restated Operating Agreement of Vaquero Partners LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

     (b) Reports on Form 8-K

     During the period covered by this Report, the Company filed Reports on Form 8-K on each of the following dates: April 20, 2004 (announcing the entering into of a Participation Agreement with Itera International Energy Corporation to drill an initial test well on the Welder Ranch); May 10, 2204 (announcing the commencement of completion operations on the Company’s Initial Well); May 12, 2004 (announcing (i) the signing of a Stock Purchase Agreement with Itera Holdings BV and (ii) a 1 for 2 reverse stock split of the Company’s common stock effective May 21, 2004); May 19, 2004 (announcing (i) the closing of the transaction with Itera Holdings BV and (ii) the amendment to the Company’s Bylaws to increase the number of persons serving on the Board to seven); and June 3, 2004 (announcing the closing of the Company’s acquisition of a working interest in the Los Mogotes Field).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNE ENERGY, INC.

Date:	August 12, 2004	By:	/s/ Alan Gaines

			Name:	Alan Gaines
			Title:	Chairman, Chief Executive Officer

Date:	August 12, 2004	By:	/s/ Richard Cohen

			Name:	Richard Cohen
			Title:	Chief Financial Officer

.

INDEX TO EXHIBITS

Exhibit Number	Description

3.3	Certificate of Designation of Series A Convertible Preferred Stock
10.1	Amended and Restated Operating Agreement of Vaquero Partners LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer