Form 10QSB
period 2004-09-30
DUNE ENERGY INC
filed 2004-11-15
CIK 1092839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission file number 0-27897

DUNE ENERGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4737507
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employee Identification No.)

3050 Post Oak Blvd., Suite 695 Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

(713) 888-0895
(Registrant’s Telephone Number, Including Area Code)

1330 Post Oak Blvd., Suite 1600, Houston, Texas 77056
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days:  YES ☑ NO ☐

     The number of shares outstanding of each of the issuer’s classes of common equity, as of Novenber 4, 2004: 45,016,620

     Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

DUNE ENERGY, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2004
(Unaudited)

ASSETS

Current Assets:
Cash	$6,147,230
Trade accounts receivable	196,039
Other receivable, Los Mogotes field purchase price adjustment receivable	91,937
Deferred financing costs	7,221

Total current assets	6,442,427

Oil & gas properties, using full cost method of accounting, net of $295,907 of accumulated depletion	4,525,557

Total assets	$10,967,984

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$217,983
Note payable	105,000
Minority interest	12,074
Convertible debentures	682,500

1,017,557

Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized,
111,111 shares issued and outstanding	111
Common stock, $.001 par value, 100,000,000 shares authorized,
45,016,621 shares issued and outstanding	45,016
Additional paid in capital	13,814,455
Accumulated deficit	(3,909,155)

Total stockholders’ equity	9,950,427

Total liabilities and stockholders’ equity	$10,967,984

DUNE ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues	$428,702	$–	$556,202	$–

Production taxes	32,014	–	32,014	–
Lease operating expenses	8,690	–	8,690	–
General, administrative and selling	728,037	33,084	1,474,391	93,878
Depletion of oil and gas properties	295,907	–	295,907	–

Operating loss	(635,946)	(33,084)	(1,254,800)	(93,878)

Minority interest	(12,074)	–	(12,074)	–
Interest income	24,027	–	29,776	–
Interest expense	(36,685)	(23,695)	(112,752)	(44,583)

Net loss	$(660,678)	$(56,779)	$(1,349,850)	$(138,461)

Net loss per share:
Basic and diluted	$(.01)	$(.00)	$(.05)	$(.02)

Weighted average shares outstanding:
Basic and diluted	44,104,721	11,555,778	25,379,416	9,189,183

DUNE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2004	2003

Net loss	$(1,349,850)	$(138,461)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount		16,418
Stock for services and interest	219,958	23,287
Depletion of oil and gas properties	295,907	–
Impairment of Merchant Builders	–	18,225
Minority interest	12,074	–
Changes in:
Trade accounts receivable	(196,039)	–
Other current assets	35,469	–
Accounts payable and accrued expenses	(69,154)	60,000

Net cash used in operating activities	(1,051,635)	(20,531)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to affiliate	–	–
Investment in proved and unproved properties	(3,678,875)	(556,400)
Deposits	–	(179,600)

Net cash used in investing activities	(3,678,875)	(736,000)

CASH FLOWS FROM FINANCING ACTIVIES -
Proceeds from sale of convertible debentures	45,000	886,500
Payments on notes payable	(395,000)	(54,512)
Proceeds from sale of preferred stock	200,000	–
Proceeds from sale of common stock, net	10,800,000	–

Net cash provided by financing activities	10,650,000	831,988

NET INCREASE IN CASH	5,919,490	75,457
Cash, beg. of period	227,740	–

Cash, end of period	$6,147,230	$75,457

Non-Cash Transactions:
Reduction of oil and gas property for adjustment in purchase price	$91,937	$–
Increase in oil and gas property for note payable	140,000	–
Stock issued in exchange for debt	529,000	–

DUNE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1– BASIS OF PRESENTATION

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

During the nine months ended September 30, 2004, Dune issued an aggregate of 522,917 shares valued at $219,958 to several individuals for services rendered.

On May 19, 2004, Dune sold 35,464,432 shares to Itera Holdings BV for the aggregate purchase price of $12,000,000. Also on May 19, 2004, Dune issued 476,323 shares and paid $1,200,000 in cash to the Altitude Group LLC for services in assisting with this transaction.

During the quarter ended September 30, 2004, eight note holders converted $529,000 of convertible notes payable into 1,211,598 shares of common stock.

NOTE 3– PREFERRED STOCK

In April 2004, Dune issued a total of 222,222 shares of Series A Convertible Preferred Stock to two individuals for an aggregate of $200,000. Each share is convertible into two shares of common stock at the option of the holder.

During the quarter ended September 30, 2004, one shareholder converted his 111,111 shares of Series A Convertible Preferred Stock into 222,222 shares of common stock.

NOTE 4– WORKING INTEREST PURCHASE / OTHER RECEIVABLE

On June 3, 2004, Dune purchased 34.98% of Penroc Oil Corporation’s approximately 2% working interest in the Los Mogotes Field located in Zapata County, Texas. The effective date of the closing was May 28, 2004. Total consideration consisted of 25,000 shares of Dune common stock and cash of $874,500 paid as follows: an initial payment of $174,800 was made in June 2003 and $699,700 was paid on June 3, 2004. The shares were issued in 2003.

Based on production of the Los Mogotes Field subsequent to Dune’s initial deposit but prior to closing, Dune received $91,937 in October 2004. As of September 30, 2004, Dune reduced the carrying value of the property by $91,937 and created a corresponding receivable.

NOTE 5 – NOTE PAYABLE

On June 30, 2004, Dune’s 85% owned subsidiary Vaquero Partners LLC contracted with Seitel Data Ltd. to purchase an additional 10 square miles of seismic data covering its Welder Ranch leased acreage. Dune paid $35,000 upon signing and the balance of $105,000 is due on or before December 15, 2004 and is included in note payable on the accompanying balance sheet.

NOTE 6 – CONVERTIBLE DEBENTURES

During the quarter ended September 30, 2004, eight note holders converted $529,000 of convertible notes payable into 1,211,598 shares of common stock and during the nine months ended September 30, 2004, Dune paid $395,000 of notes payable.

During the nine months ended September 30, 2004, Dune borrowed $45,000 subject to a convertible note payable bearing interest of 10%.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

Effective as of the closing of the transaction with Itera Holdings BV, Dune signed new Employment Agreements with Alan Gaines (CEO), Amiel David (President/COO) and Richard Cohen (CFO). Each of the Agreements is for an initial term of one year, expiring on May 31, 2005. The Agreements provide for base salaries as follows: Mr. Gaines - $350,000, Dr. David - $200,000 and Mr. Cohen - $120,000. In addition, for the year ending December 31, 2004, Mr. Gaines is eligible for a performance bonus equal to 2% of Dune’s EBITDA up to $10,000,000 and 1% of EBITDA above $10,000,000. Mr. Gaines’ Agreement also provides that in the event Dune issues additional shares of common stock to a third party in the future, Dune shall likewise cause to be issued to Mr. Gaines, such number of additional shares of common stock as are necessary for him to maintain a 5% equity interest in Dune.

Item 2. Management’s Plan of Operation.

     Since May 2003, Dune Energy, Inc. (the “Company”) has been an independent energy company engaged in the business of leasing, acquiring and subsequently developing, natural gas and crude oil producing properties. Presently, the Company has interests in two properties: (i) leases covering 7,950 acres on the Welder Ranch located in Victoria County, Texas, and (ii) a working interest in the Los Mogotes Field in Zapata County, Texas. Both of these properties are discussed below.

     During the second quarter of 2004, the Company received net proceeds of $10,800,000 from an investment made by Itera Holdings BV (“Itera BV”). Itera BV, which reported revenues of US $1.5 billion for 2003, is part of the Itera International Group of Companies, which is comprised of approximately 150 subsidiaries whose businesses include diversified industrial and commercial activities primarily in the areas of natural gas production, gas supply and gas chemistry. The Itera Group operates in 24 countries including Russia, the CIS, Europe and the United States. By virtue of the closing of the Itera BV transaction, Management of the Company believes that the Company has sufficient capital to meet its existing cash requirements for at least the next twelve months and that it will not need to raise additional funds. Notwithstanding the foregoing, Management may seek to obtain a credit facility in order to expedite the Company’s development drilling program.

Welder Ranch Property

     Through the Company’s 85% owned subsidiary, Vaquero Partners, LLC (“Vaquero”), which holds the Welder Ranch leases, the Company has initiated exploration and development activities on the Welder Ranch property. To date, the Company has leased 7,950 contiguous acres on this property. Based on a review of the 3-D seismic survey purchased from Seitel Data, Ltd., coupled with subsurface geological analysis, Management has identified several leads for prospective drilling locations. The locations target the Frio, Yegua, Upper Wilcox and geopressured Middle Wilcox formations.

     In May of 2004, the Company completed its first well, the Rob Welder - Dune Energy #1. The well was completed in the Yegua formation at a depth of 5,650 feet. Initial production commenced in August 2004 and for the quarter ended September 30, 2004, the Company derived gross revenues of $88,465 from this well. Based on the positive results regarding the flow rate and pressure of this well to date, the Company anticipates that up to four additional development wells may be drilled in this new field. Subject to rig availability, the Company anticipates drilling two offset locations over the next twelve months.

     In June of 2004, the Company initiated the drilling of a proved undeveloped well, the Hamilton Fee – Dune Energy #1. With respect to this well, Vaquero entered into Participation Agreements on a promoted basis with each of NDH Exploration Corp. and Jay Petroleum, LLC (a subsidiary of Isramco Inc., a publicly traded company, symbol: ISRL), whereby upon the commencement of sales, the participants would hold an aggregate 35% working interest in the well and Vaquero would maintain a 65% working interest in the well. Additionally, the participants have the option to participate in future wells on the Welder Ranch property and to acquire their respective working interests in such future wells. Despite initial gas shows, Management determined that the initial location of the well was not ideal due to the high water saturation of the primary objective Upper Wilcox. Based on additional geophysical and geological analysis, the Company commenced “sidetrack” operations with respect to this well in November of 2004 that, if successful, should result in a completion of this well during the fourth quarter of 2004.

     Management has also identified a number of other prospective Upper Wilcox drilling locations and, subject to rig availability, the Company plans to drill up to two test locations during the next twelve months.

     Management has identified several prospective targets in the geopressured Middle Wilcox formation at depths approximating 12,000 feet. In order to properly define the targets and mitigate risk, the Company is currently reprocessing its existing 3-D seismic data. Subject to rig availability, Management intends to drill an initial Middle Wilcox well during the fourth quarter of 2004 or early in the first quarter of 2005. Up to two additional deep Middle Wilcox anomalies may be drilled during calendar 2005.

     Management has also identified a number of shallow prospects targeting the Frio formations, at depths of approximately 3,200 feet. Subject to rig availability, the Company intends to drill four Frio wells by February 2005. Based on the results of these wells, the Company may drill several other Frio locations during the next twelve months.

Los Mogotes

     Effective May 28, 2004, the Company completed the purchase of its non-operated working interest in the Los Mogotes Field in Zapata County, Texas. As previously reported, the Company acquired 34.98% of Penroc Oil Corporation’s (approximately 2%) working interest for the purchase price of $874,500. Since the closing of this acquisition, the Company has received gross revenues of $340,237 from its working interest in Los Mogotes. According to published reports, the operator of this property stated that as of April 2004, it intends to drill an additional 79 locations thru 2006, bringing the prospective total number of producing wells to more than 200. Management intends that the Company will continue to exercise its right to participate in these new wells. Therefore, based on continuity of current pricing, Management believes that the Company will experience inclining production and revenue through at least 2005.

Growth Strategy

     Management is actively evaluating a number of potential acquisitions. These potential acquisitions fall into two categories: (1) the purchase of proved developed producing reserves with further development opportunity plus possible exploration potential and (2) the purchase of leases with no or de minimus production which would require a drilling commitment.

     The Company is also actively seeking to enter into joint venture participation agreements whereby it would, along with other participants, obtain a working interest in various properties presently leased by unrelated third parties.

FORWARD LOOKING STATEMENTS

     With the exception of historical information, certain matters discussed in this Form 10-QSB are forward looking statements that involve risks and uncertainties. Certain statements contained in this Form 10-QSB, including statements which may contain words such as “could”, “should”, “expect”, “believe”, “will”, and similar expressions and statements relating to matters that are not historical facts are forward-looking statements. Such statements involve known and unknown risks and uncertainties which may cause our actual results, performances or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, our ability to raise capital as and when required, the timing and extent of changes in prices for oil and gas, the availability of drilling rigs, competition, environmental risks, drilling and operating risks, uncertainties about the estimates of reserves, the prices of goods and services, the availability of drilling rigs and other support services, legislative and government regulations, political and economic factors in countries in which we operate and implementation of our capital investment program.

Item 3. Controls and Procedures

     The company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings relating to the Company (including its consolidated subsidiaries). There were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect its internal control over financial reporting during the period ended September 30, 2004, nor any significant deficiencies or material weaknesses in such internal control over financial reporting requiring corrective actions. As a result, no corrective actions were taken.

PART II
OTHER INFORMATION

Item 5. Other Information.

     Effective November 1, 2004, the Company established its new headquarters by leasing 2,439 square feet in a modern office building located at 3050 Post Oak Boulevard, Suite 695, Houston, Texas 77056. The lease is for an initial term of three years at an average rent of $46,341 per annum. To secure the performance of its obligations under the lease, the Company delivered a standby letter of credit in the amount of $40,000 to the Landlord.

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

     (b) Reports on Form 8-K

     During the period covered by this Report, the Company filed Reports on Form 8-K on each of the following dates: September 8, 2004 (announcing the Company’s exercise of its option to lease 6,304 additional acres on the Welder Ranch).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNE ENERGY, INC.

Date:	November 11, 2004	By:	/s/ Alan Gaines

			Name:	Alan Gaines
			Title:	Chairman, Chief Executive Officer

Date:	November 11, 2004	By:	/s/ Richard Cohen

			Name:	Richard Cohen
			Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer