Form 10KSB
period 2004-12-31
DUNE ENERGY INC
filed 2005-03-30
CIK 1092839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Issuer’s telephone number, including area code: (713) 888-0895

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

The Issuer’s total consolidated revenues for the year ended December 31, 2004, were $1,022,297.

The aggregate market value of the Common Stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $18,955,807 as of March 15, 2005, based upon a closing price of $2.60 on that date.

46,392,727 shares of the registrant’s Common Stock were outstanding as of March 15, 2005.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

STATEMENT ON FORWARD LOOKING STATEMENTS

     The statements included or incorporated by reference in this Annual Report, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions. Such forward-looking statements include, without limitation, the statements herein and therein regarding the timing of future events regarding the operations of the Company and its subsidiaries. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors including without limitation the following risk factors:

-	the cyclical nature of the natural gas and oil industries

-	our ability to obtain additional financing

-	our ability to successfully and profitably find, produce and market oil and natural gas

-	uncertainties associated with the United States and worldwide economies

-	substantial competition from larger companies

-	the loss of key personnel

-	operating interruptions (including leaks, explosions and lack of rig availability)

as well as such other risk factors set forth in Item 6 below.

Item 1.	Description of Business.

     Since May 2003, Dune Energy, Inc. (“Dune,” the “Company,” or “we”) has been an independent energy company engaged in the business of the exploration, development and acquisition of natural gas and crude oil properties. Presently, we have interests in three properties in Texas: (i) leases covering approximately 7,950 acres on the Welder Ranch located in Victoria County, (ii) a working interest in two leases covering 2,308 acres and the option to participate in additional leases covering an additional 16,695 acres in the Pearsall Field, located in Frio County and (iii) a small working interest in the Los Mogotes Field, located in Zapata County. Each of these properties is discussed below in Item 2.

     The Company was incorporated in the State of Delaware on November 20, 1998 under the name of IP Factory, Inc. In May 2001, Hitthebeach.com, Inc., a private company was merged into the Company. On May 7, 2003, Merchant Builders, Inc., a private company, merged into the Company and the Company changed its name to Dune Energy, Inc. We presently have three full-time employees and our headquarters are located at 3050 Post Oak Blvd., Suite 695, Houston, Texas 77056.

     We file various reports with the Securities and Exchange Commission (SEC). These reports include our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Act of 1934. All such filings may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The telephone number for the Public Reference room is 1-800-SEC-0330. Copies of our filings may also be viewed by visiting the SEC’s website at http://www.sec.gov.

Item 2.	Description of Property.

     Set forth below is a description of each of the properties in which we hold an interest:

     The Welder Ranch: By virtue of an Oil & Gas Lease Option Agreement dated August 21 2003, as subsequently amended on February 5, 2004, April 8, 2004 and January 20, 2005 (as amended, the “First Welder Lease Agreement”), the Company, through our subsidiary, Vaquero Partners, LLC (“Vaquero Partners”), leased 1,650 acres of land held by the Welder family in Victoria County, Texas. Effective August 19, 2004, the Company, through Vaquero Partners, exercised our option and leased an additional 6,304 acres held by the Welder family (collectively, the “Welder Acreage”). We leased the additional acreage for a fee of $100 per acre and such acreage is governed by an Oil & Gas Lease dated effective August 19, 2004 (the “Second Welder Lease Agreement” and together with the First Welder Lease Agreement, the “Welder Leases”). Per the terms of the Welder Leases, Vaquero Partners will receive 70% of net revenues generated on our Welder Acreage. Vaquero Partners is a joint undertaking between the Company, which holds an 85% interest, and Vaquero Oil and Gas, Inc. ("VOG"), which holds a 15% interest. Copies of the First Welder Lease Agreement and the Second Welder Lease Agreement were filed as Exhibit 10.2 to our 10-KSB for the year ended December 31, 2002 and as Exhibit 99.1 to our 8-K filed on September 8, 2004, respectively, and are incorporated by reference herein. The Amended and Restated Operating Agreement of Vaquero was filed as Exhibit 99.5 to our 8-K filed on or about June 3, 2004, and is incorporated by reference herein.

     Set in the center of the Wilcox/Yegua fairway, the geology of our Welder Acreage is highly prospective. A high density of drilling surrounds the Welder Acreage on lands not controlled by the Welder family. By contrast, drilling on the Welder's land has been sparse due to adverse leasing terms previously demanded by the Welder family, which required the industry participant to accept a lower than customary net revenue interest in the property. Such terms, taken together with depressed natural gas prices, led to early abandonment of producing wells on the Welder’s property. Also of significant importance is the availability to us of a high quality 3-D seismic survey shot by Seitel Data, Ltd. and underwritten by Coastal Corporation (now El Paso Corp.). The survey was completed in late 1999 and utilizes high quality 40-fold data, versus the more typical 24-fold data. The survey revealed the presence of multiple new and potentially significant untested structures and traps in the Wilcox formation. To date, the Company has licensed the rights to use 20 square miles of this 3-D survey and during 2004 reprocessed this 3-D survey to further enhance its efficacy.

     Our principal focus on our Welder Acreage is directed towards two significant formations:

     1. The Wilcox Formation – One of the most prolific formations along the Texas Gulf Coast, and the primary objective for the industry's current exploration activity. The Wilcox is productive at depths ranging from 8,300 feet to below 17,000 feet in the region. Producing intervals include four upper Wilcox sands that are normally pressured. The middle and lower sands, beginning at approximately 9,000 feet are geopressured. These geopressured zones are our primary target on the Welder Acreage. A successful upper Wilcox well will typically cost between $800,000 and $1,000,000 to complete at the 9,000 foot depth, whereas a deeper geopressured well (such as our Vaquero #1) may cost between $4,000,000 and $5,000,000 through completion.

     2. The Yegua Formation – Typically occurs at depths between 5,000 and 6,000 feet and is also productive from stratigraphic traps which can be found with 3-D seismic data. Our Rob Welder #1 well is producing from this formation and during the year ended December 31, 2004, the Rob Welder #1 generated $282,490 net to our interest.

     Under the terms of each of the Welder Leases, subject to certain exceptions, such lease will expire unless we drill and complete at least one well capable of producing oil or gas in paying quantities every six months. Provided that we drill and complete a qualifying well within said time frame, we earn an additional six month extension each time we complete a well capable of producing hydrocarbons in paying quantities. With respect to the First Welder Lease Agreement, we initially earned a six month extension through November 21, 2004 when we completed our Rob Welder #1 well. Although we did not complete a subsequent well by November 21, 2004, the First Welder Lease Agreement provides that the lease remains in force so long as we are engaged in drilling or reworking operations on a well and do not cease such efforts for more than ninety days. As previously disclosed, we have continuously reworked (“sidetracked”) our Hamilton Fee #1 well in an attempt to obtain production. Based on our active drilling efforts on the Welder Acreage, the Welder family has agreed to amend the First Welder Lease Agreement to extend the expiration of the current Extended Primary Term to September 21, 2005. With respect to the Second Welder Lease Agreement, we are optimistic that we will earn an additional six months under the lease from February 19, 2005, by completing our Vaquero #1 well (discussed in Item 6 below). As previously disclosed, our 85% owned subsidiary, Vaquero Partners, holds a 64% working interest in the Vaquero #1.

     The Pearsall Project: In December 2004, we entered into a Participation Agreement initially relating to the drilling of dual horizontal lateral reentry wells on two leases covering 2,308 acres in the Pearsall Field, located in the Austin Chalk trend in Frio County, Texas. Pursuant to this Participation Agreement, we retained a 27% working interest in this project and have the right to participate (on similar terms) in the drilling of future reentry wells on five additional leases covering up to 16,695 acres. We believe that up to an aggregate of 24 locations may be drilled on all the leases. Net revenue interest on the leases averages 76.5%. Additionally, we have identified an Area of Mutual Interest (“AMI”) with the other participants in this project whereby if any participant acquires rights to acreage located within the AMI, it will offer the other participants the right to participate in such project, at their working interest level.

     Recently, a competitive offset operator has drilled 15 horizontal wells into the Lower Austin Chalk (“LAC”) with great success in the Pearsall Field. These wells have been horizontally drilled into the LAC with daily production ranging between 300 and 800 boe/d.

     We intend to reenter wells that produced from the upper Austin Chalk and drill two horizontal laterals. The laterals will be drilled in the LAC to the southeast and northwest of the borehole on strike with the prevailing fractures in the Chalk. The cost to drill and complete such a well is estimated to be $1,400,000. San Antonio based Alamo Operating Company, will serve as the Operator of this project.

     Los Mogotes: On June 3, 2004, we completed the purchase of our non-operated working interest in the Los Mogotes Field in Zapata County, Texas. As previously reported, we acquired 34.98% of Penroc Oil Corporation’s (approximately 2%) working interest in the Los Mogotes field located in Zapata County, Texas, for the purchase price of $874,500. The effective date of the closing was May 28, 2004. Copies of the Closing Agreement and the Assignment, Conveyance and Bill of Sale were filed as Exhibits 99.1 and 99.2 to our 8-K filed with the Commission on or about June 3, 2004, and are incorporated by reference herein.

     The Los Mogotes Field is one of the preeminent onshore U.S. development projects held by its operator, Pogo Producing Company (NYSE: PPP), and is one of the most significant fields under development in the highly prolific South Texas Wilcox trend. The field produces from the Upper and Lower Asche at 7,000-8,500 feet, the Charco at 9,000-11,000 feet and the Lobo formations at 12,000-14,000 feet. Between two and four productive zones have been encountered in the bulk of the wells drilled to date.

     In its 10-K for the year ended December 31, 2004, Pogo reported that it drilled 37 wells on the property during 2004, of which better than 90% were completed as successful gas producers. Pogo also publicly stated that 62 locations have been identified for drilling during 2005, and that 6 of such wells have been successfully drilled so far this year. Los Mogotes production has increased steadily since its acquisition by Pogo and now averages over 80 million cubic feet of gas per day. Considered prolific producers, wells such as those cited herein can achieve payout in less than four months. The ability to refracture existing zones or move to produce zones left behind pipe increases the visability of this field. For the year ended December 31, 2004, we received gross revenues of $612,307 from our interest in Los Mogotes.

Item 3.	Legal Proceedings.

     Neither the Company nor our properties are the subject of any pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Recent Sales of Unregistered Securities.

     Since May 12, 2004, our common stock has traded on the Over the Counter Bulletin Board system under the symbol "DENG.”

     The following table sets forth the range of high and low bid prices of our common stock as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium, as compiled by Pink Sheets LLC for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions or trades.

COMMON STOCK

YEAR ENDED DECEMBER 31, 2004	HIGH BID	LOW BID

APRIL 1
THRU	$1.39	$0.10
MAY 21

MAY 24
THRU	$3.60	$2.46
JUNE 30
(Gives effect to1 for 2 reverse split on May 21)

JULY 1
THRU	$3.28	$0.70
SEPTEMBER 30

OCTOBER 1
THRU	$1.01	$0.55
DECEMBER 31

     As of March 15, 2005, we had 400 shareholders of record of our common stock.

     To date, we have not paid any dividends on either our preferred stock or our common stock, and we do not expect to do so in the foreseeable future. We intend to apply our earnings, if any, in expanding our operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors. In addition, our ability to pay dividends may be limited under future loan agreements which restrict or prohibit the payment of dividends.

     In March 2004, we issued a convertible promissory note to a single individual in reliance upon the exemption to registration provided under Section 4(2) of the Securities Act of 1933, as amended. The note was in the aggregate principal amount of $45,000, and convertible into shares of common stock at $0.45 per share. Additionally the note provided that at conversion, the holder would receive additional shares of common stock equal to 20% of the face amount of his note converted at the rate of $0.45 per share. During the first quarter of 2005, such holder converted his note into 120,000 shares of our common stock.

     In April 2004, we issued an aggregate of 222,222 shares of our Series A Convertible Preferred Stock to two individuals in reliance upon the exemption to registration provided under Section 4(2) of the Securities Act of 1933, as amended. The total consideration for the issuance of such shares was $200,000. Each share of Preferred Stock is convertible into two shares of common stock. During 2004, one holder of Series A Preferred converted his shares into 222,222 shares of our common stock leaving 111,111 shares of Series A Preferred Stock remain issued and outstanding.

Item 6.	Management’s Plan of Operation.

     During 2004 we achieved a number of significant milestones including (i) receipt of a $12 million equity investment from Itera Holdings, BV (“Itera”), (ii) expansion of our holdings on the Welder property by acquiring an additional 6,304 contiguous acres, (iii) successful completion of our first well (the Rob Welder #1), (iv) entering into the Pearsall Project and (v) acquiring/reprocessing additional 3-D seismic data.

     As set forth below, over the next twelve months, we plan to continue to grow organically through an aggressive drilling program on our existing properties, to make one or more significant acquisitions and to enter into additional joint-venture participation agreements covering both exploration and development programs. By virtue of a $5 million loan we received from Itera on March 30, 2005 (see Item 12 below), together with our current cash position and cash flow from operations, we believe that we have sufficient capital to satisfy our existing cash requirements over the next twelve months.

Potential Acquisition

     As stated in our 8-K filed on March 3, 2005, we have entered into a Letter of Intent (“LOI”) to acquire producing and non-producing natural gas properties (the “Barnett Shale Properties”) from multiple related non-public entities in a privately negotiated transaction. Subject to the parties executing and delivering definitive agreements, it is contemplated that the closing of such transaction will occur during the second quarter of 2005 and that the purchase price for the Barnett Shale Properties could approximate or exceed $50 million. The properties to be purchased are located in Denton and Wise counties, in the heart of the prolific Barnett Shale play in the North Texas Fort Worth Basin. DeGolyer & MacNaughton has evaluated the proved reserves and we have retained Sanders Morris Harris, Inc. as our financial advisor/investment banker for this transaction. We intend to finance the acquisition through a combination of cash, debt and equity. We also intend to utilize derivatives in the forms of swaps or costless collars covering a portion of projected production from proved developed reserves for the next 2 to 3 years.

     Per the terms of the LOI, regardless of whether (i) we enter into definitive agreements with the sellers or (ii) close the purchase of the Barnett Shale Properties, we are required to advance to the sellers, up to $2,500,000 between March 2, 2005 and the contemplated closing date of the transaction. Such monies advanced by us will be utilized by the sellers for certain completion and drilling activities to be performed on the subject properties prior to the closing date. Upon the closing of the transaction, we will receive a credit against the purchase price for all advances made by us to the sellers prior to the closing date. In the event that the contemplated transaction does not occur, then we will receive an undivided leasehold interest in each well to which we have contributed monies as an advance, equal to 80% of our advance allocated to such well, divided by the total costs and expenses incurred by the sellers with respect to each such well.

Growth Through the Drillbit

     Although our 3-D seismic indicates the presence of a number of shallow zones on our Welder Acreage, we intend to concentrate on deeper, high-impact targets. As previously disclosed in our 8-K filed on March 14, 2005, our Vaquero #1 encountered significant stacked pay zones totaling more than 100 feet of gross pay at various depth intervals between 9,000 and 14,000 feet in the Middle Wilcox formation. Subject to results of additional testing, we believe that the Vaquero #1 will be completed in April 2005 and, pending rig availability, we believe that during 2005, we will drill up to 3 offset and/or twin locations to the Vaquero #1. In addition, during the second quarter of 2005, we expect to spud a second Middle Wilcox well (the “Vaquero #2”).

     On March 21, 2005, we announced the spudding of our first dual horizontal lateral reentry into a well on our Pearsall Property. The lateral extensions will be drilled approximately 9,500 combined feet, to the southeast and northwest of the original borehole, on strike with prevailing fractures in the lower Austin Chalk. Our working interest share of the estimated drilling costs of this well is $480,000, plus an additional $133,000 for lease, geological and geophysical costs. Depending on the results of production testing and subject to rig availability, we intend to drill at least 2 additional development wells in the Pearsall Field by year end.

Risk Factors

NATURAL GAS AND OIL PRICES ARE HIGHLY VOLATILE, AND LOWER PRICES WILL NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

     Our revenue, profitability, cash flow, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent on prevailing prices of natural gas and oil. Historically, the markets for natural gas and oil have been volatile, and those markets are likely to continue to be volatile in the future. It is impossible to predict future natural gas and oil price movements with certainty. Prices for natural gas and oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors beyond our control. These factors include:

  The level of consumer product demand;
  Overall economic conditions;
  Weather conditions;
  Domestic and foreign governmental relations;
  The price and availability of alternative fuels;
  Political conditions;
  The level and price of foreign imports of oil and liquefied natural gas; and
  The ability of the members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil price controls.

     Declines in natural gas and oil prices may materially adversely affect our financial condition, liquidity and ability to finance planned capital expenditures and results of operations.

DRILLING FOR NATURAL GAS AND OIL IS A SPECULATIVE ACTIVITY AND INVOLVES NUMEROUS RISKS AND SUBSTANTIAL AND UNCERTAIN COSTS THAT COULD ADVERSELY AFFECT US.

     Our success will be largely dependent upon the success of our drilling program. Drilling for natural gas and oil involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be discovered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors beyond our control, including:

  Unexpected or adverse drilling conditions;
  Elevated pressure or irregularities in geologic formations;
  Equipment failures or accidents;
  Adverse weather conditions;
  Compliance with governmental requirements; and
  Shortages or delays in the availability of drilling rigs, crews and equipment.

     Even if drilled, our completed wells may not produce reserves of natural gas or oil that are economically viable or that meet our earlier estimates of economically recoverable reserves. Our overall drilling success rate or our drilling success rate for activity within a particular project area may decline. Unsuccessful drilling activities could result in a significant decline in our production and revenues and materially harm our operations and financial condition by reducing our available cash and resources. Because of the risks and uncertainties of our business, our future performance in exploration and drilling may not be comparable to our historical performance described in this Form 10-KSB.

WE DEPEND ON SUCCESSFUL EXPLORATION, DEVELOPMENT AND ACQUISITIONS TO MAINTAIN RESERVES AND REVENUE IN THE FUTURE.

     In general, the volume of production from natural gas and oil properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent we conduct successful exploration and development activities or acquire properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. Our future natural gas and oil production is, therefore, highly dependent on our level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive. Recovery of our reserves, particularly undeveloped reserves, will require significant additional capital expenditures and successful drilling operations. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves would be impaired. In addition, we are dependent on finding partners for our exploratory activity. To the extent that others in the industry do not have the financial resources or choose not to participate in our exploration activities, we will be adversely affected.

OUR FUTURE ACQUISITIONS MAY YIELD REVENUES OR PRODUCTION THAT VARIES SIGNIFICANTLY FROM OUR PROJECTIONS.

     In acquiring producing properties, we assess the recoverable reserves, future natural gas and oil prices, operating costs, potential liabilities and other factors relating to the properties. Our assessments are necessarily inexact and their accuracy is inherently uncertain. Our review of a subject property in connection with our acquisition assessment will not reveal all existing or potential problems or permit us to become sufficiently familiar with the property to assess fully its deficiencies and capabilities. We may not inspect every well, and we may not be able to observe structural and environmental problems even when we do inspect a well. If problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of those problems. Any acquisition of property interests may not be economically successful, and unsuccessful acquisitions may have a material adverse effect on our financial condition and future results of operations.

WE MAY EXPERIENCE DIFFICULTY IN ACHIEVING AND MANAGING FUTURE GROWTH.

     Future growth may place strains on our resources and cause us to rely more on project partners and independent contractors, possibly negatively affecting our financial condition and results of operations. Our ability to grow will depend on a number of factors, including:

  Our ability to obtain leases or options on properties for which we have 3-D seismic data;
  Our ability to acquire additional 3-D seismic data;
  Our ability to identify and acquire new exploratory prospects;
  Our ability to develop existing prospects;
  Our ability to continue to retain and attract skilled personnel;
  Our ability to maintain or enter into new relationships with project partners and independent contractors;
  The results of our drilling program;
  Hydrocarbon prices; and
  Our access to capital.

     We may not be successful in upgrading our technical, operations and administrative resources or in increasing our ability to internally provide certain of the services currently provided by outside sources, and we may not be able to maintain or enter into new relationships with project partners and independent contractors. Our inability to achieve or manage growth may adversely affect our financial condition and results of operations.

OUR BUSINESS MAY SUFFER IF WE LOSE KEY PERSONNEL.

     We depend to a large extent on the services of certain key management personnel, including our executive officers and other key employees, the loss of any of whom could have a material adverse effect on our operations. We have entered into employment agreements with each of Alan Gaines, our Chairman and CEO, Amiel David, our President and COO and Richard Cohen, our CFO. Unless extended, these Agreements will expire on May 31, 2005. We do not maintain key-man life insurance with respect to any of our employees. Our success will be dependent on our ability to continue to employ and retain skilled technical personnel.

WE FACE STRONG COMPETITION FROM OTHER NATURAL GAS AND OIL COMPANIES.

     We encounter competition from other natural gas and oil companies in all areas of our operations, including the acquisition of exploratory prospects and proven properties. Our competitors include major integrated natural gas and oil companies and numerous independent natural gas and oil companies, individuals and drilling and income programs. Many of our competitors are large, well-established companies that have been engaged in the natural gas and oil business much longer than we have and possess substantially larger operating staffs and greater capital resources than we do. These companies may be able to pay more for exploratory projects and productive natural gas and oil properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may be able to expend greater resources on the existing and changing technologies that we believe are and will be increasingly important to attaining success in the industry. We may not be able to conduct our operations, evaluate and select suitable properties and consummate transactions successfully in this highly competitive environment.

WE MAY NOT BE ABLE TO KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS IN OUR INDUSTRY.

     The natural gas and oil industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As others use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement those new technologies at substantial costs. In addition, other natural gas and oil companies may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. We may not be able to respond to these competitive pressures and implement new technologies on a timely basis or at an acceptable cost. If one or more of the technologies we use now or in the future were to become obsolete or if we are unable to use the most advanced commercially available technology, our business, financial condition and results of operations could be materially adversely affected.

WE ARE SUBJECT TO VARIOUS GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL RISKS.

     Natural gas and oil operations are subject to various federal, state and local government regulations that may change from time to time. Matters subject to regulation include discharge permits for drilling operations, plug and abandonment bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of natural gas and oil wells below actual production capacity in order to conserve supplies of natural gas and oil. Other federal, state and local laws and regulations relating primarily to the protection of human health and the environment apply to the development, production, handling, storage, transportation and disposal of natural gas and oil, by-products thereof and other substances and materials produced or used in connection with natural gas and oil operations. In addition, we may be liable for environmental damages caused by previous owners of property we purchase or lease. As a result, we may incur substantial liabilities to third parties or governmental entities and may be required to incur substantial remediation costs. We also are subject to changing and extensive tax laws, the effects of which cannot be predicted. Compliance with existing, new or modified laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

WE ARE SUBJECT TO VARIOUS OPERATING AND OTHER CASUALTY RISKS THAT COULD RESULT IN LIABILITY EXPOSURE OR THE LOSS OF PRODUCTION AND REVENUES.

     The natural gas and oil business involves operating hazards such as:

  Well blowouts;
  Mechanical failures;
  Explosions;
  Uncontrollable flows of oil, natural gas or well fluids;
  Fires;
  Geologic formations with abnormal pressures;
  Pipeline ruptures or spills;
  Releases of toxic gases; and
  Other environment hazards and risks.

     Any of these hazards and risks can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to our properties and the property of others.

WE MAY NOT HAVE ENOUGH INSURANCE TO COVER ALL OF THE RISKS WE FACE.

     In accordance with customary industry practices, we maintain insurance coverage against some, but not all, potential losses in order to protect against the risks we face. We do not carry business interruption insurance. We may elect not to carry insurance if our management believes that the cost of available insurance is excessive relative to the risks presented. In addition, we cannot insure fully against pollution and environmental risks. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations.

THE MARKETABILITY OF OUR NATURAL GAS PRODUCTION DEPENDS ON FACILITIES THAT WE TYPICALLY DO NOT OWN OR CONTROL, WHICH COULD RESULT IN A CURTAILMENT OF PRODUCTION AND REVENUES.

     The marketability of our production depends in part upon the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. We generally deliver natural gas through gas gathering systems and gas pipelines that we do not own under interruptible or short-term transportation agreements. Under the interruptible transportation agreements, the transportation of our gas may be interrupted due to capacity constraints on the applicable system, for maintenance or repair of the system, or for other reasons as dictated by the particular agreements. Our ability to produce and market natural gas on a commercial basis could be harmed by any significant change in the cost or availability of such markets, systems or pipelines.

WE CANNOT CONTROL THE ACTIVITIES ON PROPERTIES WE DO NOT OPERATE AND ARE UNABLE TO ENSURE THEIR PROPER OPERATION AND PROFITABILITY.

     We do not operate all of the properties in which we have an interest. As a result, we have limited ability to exercise influence over, and control the risks associated with, operations of these properties. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interests could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others depends upon a number of factors outside of our control, including the operator’s:

  Timing and amount of capital expenditures;
  Expertise and financial resources;
  Inclusion of other participants in drilling wells; and
  Use of technology.

WE WILL NEED TO HEDGE THE PRICE RISKS ASSOCIATED WITH OUR PRODUCTION. OUR HEDGE TRANSACTIONS MAY RESULT IN OUR MAKING CASH PAYMENTS OR PREVENT US FROM BENEFITING TO THE FULLEST EXTENT POSSIBLE FROM INCREASES IN PRICES FOR NATURAL GAS AND OIL.

     Because natural gas and oil prices are unstable, as we grow, we will need to enter into price-risk-management transactions such as swaps, collars, futures and options to reduce our exposure to price declines associated with a portion of our natural gas and oil production and thereby to achieve a more predictable cash flow. The use of these arrangements will limit our ability to benefit from increases in the prices of natural gas and oil. Our hedging arrangements may apply to only a portion of our production, thereby providing only partial protection against declines in natural gas and oil prices. These arrangements could expose us to the risk of financial loss in certain circumstances, including instances in which production is less than expected, our customers fail to purchase contracted quantities of natural gas and oil or a sudden, unexpected event materially impacts natural gas or oil prices.

WE HAVE SUBSTANTIAL CAPITAL REQUIREMENTS THAT, IF NOT MET, MAY HINDER OPERATIONS.

     We have experienced and expect to continue to experience substantial capital needs as a result of our active exploration, development and acquisition programs. We expect that additional external financing will be required in the future to fund our growth. We may not be able to obtain additional financing, and financing under existing or new credit facilities may not be available in the future. Without additional capital resources, we may be forced to limit or defer our planned natural gas and oil exploration and development program and thereby adversely affect the recoverability and ultimate value of our natural gas and oil properties, in turn negatively affecting our business, financial condition and results of operations.

Item 7.	Financial Statements.

See summary of significant accounting policies and notes to financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
   Dune Energy, Inc.
   Houston, Texas

We have audited the accompanying consolidated balance sheet of Dune Energy Inc. as of December 31, 2004, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the two years then ended. These financial statements are the responsibility of Dune’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dune Energy Inc., as of December 31, 2004, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 23, 2005

See summary of significant accounting policies and notes to financial statements.

DUNE ENERGY, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2004

ASSETS

Current assets
Cash	$3,746,999
Accounts receivable	536,329

Total current assets	4,283,328
Oil and gas properties, using full cost accounting	6,943,431
Less accumulated depreciation, depletion, and amortization	(63,801)

Net oil and gas properties	6,879,630

TOTAL ASSETS	$11,162,958

LIABILITIES AND STOCKHOLDERS ’ EQUITY

Current liabilities
Convertible notes	$445,000
Accounts payable	277,941
Minority interest in subsidiary	17,201

TOTAL LIABILITIES	740,142

STOCKHOLDERS ’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares
authorized, 111,111 issued and outstanding	111
Common stock, $0.001 par value, 100,000,000 shares
authorized, 45,597,178 shares issued and outstanding	45,597
Additional paid in capital	14,051,374
Retained deficit	(3,674,266)

Total stockholders ’ equity	10,422,816

TOTAL LIABILITIES AND STOCKHOLDERS ’ EQUITY	$11,162,958

See summary of significant accounting policies and notes to financial statements.

DUNE ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2004 and 2003

	2004	2003

Revenues	$1,022,297	$–

Operating expenses:

General and administrative expense	1,935,539	328,371
Production taxes	65,196	–
Depletion of oil and gas properties	63,801	–
Lease operating expenses	37,478	–
Impairment of Merchant Builders	–	18,225

Operating loss	(1,079,717)	(346,596)

Other income (expense):
Other income	78,194	–
Interest income	45,395	–
Minority interest	(38,193)	–
Interest expense	(120,640)	83,906

Other income (expense)	(35,244)	83,906

Net loss	$(1,114,961)	$(430,502)

Basic and diluted loss per common share	$(0.04)	$(0.04)

Weighted average common shares outstanding	30,443,387	10,339,838

See summary of significant accounting policies and notes to financial statements.

DUNE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS ’ EQUITY (DEFICIT)
Years Ended December 31, 2003 and 2004

	Preferred A		Common		Paid In Capital	Retained Deficit
	Shares	Amount	Shares	Amount			Totals

Balance at
December 31, 2002			3,111,514	3,112	1,342,399	(2,128,803)	(783,292)
Stock issued for:
Note payable
shareholder			1,243,275	1,243	714,110		715,353
Merchant builders			862,500	863	863		1,725
Stock contributed			(500,000)	(500)	500		–
Services			2,376,841	2,377	45,159		47,536
Penroc			25,000	25	475		500
Net loss						(430,502)	(430,502)

Balance at
December 31, 2003	–		7,119,129	7,119	2,103,506	(2,559,305)	(448,680)
Stock issued for:
Services			522,917	523	219,435		219,958
Cash	222,222		35,464,432	35,464	10,964,314		11,000,000
Commissions			476,323	476	(476)		–
Conversion of
preferred to
common	(111,111)		222,222	222	(111)		–
Debt			1,792,155	1,792	764,708		766,500
Net loss						(1,114,961)	(1,114,961)

Balance at
December 31, 2004	111,111		45,597,178	45,597	14,051,374	(3,674,266)	10,422,816

See summary of significant accounting policies and notes to financial statements.

DUNE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004 and 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,114,961)	$(430,502)
Adjustments to reconcile net loss to net cash used
in operating activities:
Stock for services and interest	219,958	62,368
Depletion of oil and gas properties	63,801	–
Minority Interest	17,201	–
Amortization of debt discount	–	28,303
Impairment of Merchant Builders	–	18,225
Changes in:
Other current assets	42,690	–
Accounts payable and accrued interest	(9,196)	188,365
Trade accounts receivable	(444,392)	–

NET CASH USED IN OPERATING ACTIVITIES	(1,224,899)	(133,241)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved and unproved properties	(5,800,842)	(614,926)
Deposits	–	(179,600)

NET CASH USED IN INVESTING ACTIVITIES	(5,800,842)	(794,526)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	10,800,000	–
Proceeds from sale of preferred stock	200,000	–
Proceeds from sale of convertible debentures	45,000	504,000
Payments on notes payable	(500,000)	(40,000)
Proceeds from long-term debt	–	762,500
Debt issuance costs	–	(70,993)

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,545,000	1,155,507

NET CHANGE IN CASH	3,519,259	227,740
CASH BALANCES
- Beginning of period	227,740	–

- End of period	$3,746,999	$227,740

SUPPLEMENTAL DISCLOSURES
Interest paid	$99,351	$42,857
Income taxes paid	–	–

NON-CASH DISCLOSURES
Stock issued for debt	$724,000	–
Increase in oil and gas property for note payable	140,000	300,000
Conversion of preferred stock to common stock	100,000	–
Reduction in oil and gas property for adjustment in
purchase price	91,937	–
Stock issued for debt to related party	42,500	–

See summary of significant accounting policies and notes to financial statements.

DUNE ENERGY, INC.
NOTES TO OONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and organization

Dune Energy, Inc., a Delaware corporation (“Dune” or the “Company”), is an independent energy company that was formed in 1998. Since May 2003, Dune has been engaged in the exploration, development, exploitation and production of oil and natural gas. The Company sells its oil and gas products primarily to domestic pipelines and refineries. Its operations are presently focused in the State of Texas. The Company, through its 85% owned subsidiary, Vaquero Partners LLC (“Vaquero”) acquired interests in certain oil and natural gas leases located in Victoria County, Texas. The Company also directly holds interests in two other properties discussed in this 10-KSB.

Consolidation

The accompanying consolidated financial statement includes all accounts of Dune and Vaquero. All significant inter-company balances and transactions have been eliminated in consolidation. Minority interest consists of the 15% interest in Vaquero not owned by Dune.

Oil and gas properties

Dune follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves. Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalizable as oil and gas property costs.

Amortization of unproved property costs begins when the properties become proved or their values become impaired. Dune assesses the realizability of unproved properties on at least an annual basis or when there has been an indication that an impairment in value may have occurred. Impairment of unproved properties is assessed based on management ’ s intention with regard to future exploration and development of individually significant properties and the ability of Dune to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For the Company, asset retirement obligations primarily relate to the abandonment of oil and gas producing facilities.

The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the “cost ceiling”) equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating condition, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. Costs of oil and gas properties will be amortized using the units of production method.

Cash and cash equivalents

Cash and cash equivalents include cash in banks and certificates of deposit which mature in within three months of the date of purchase.

Use of estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Loss per share

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Accounting for Stock-Based Compensation” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is not currently expected to have a material impact on the financial statements of the Company during the calendar year 2006.

NOTE 2 — WORKING INTEREST PURCHASE

On June 3, 2004, Dune closed its purchase of 34.98% of Penroc Oil Corporation ’ s approximately 2% working interest in the Los Mogotes Field located in Zapata County, Texas. The effective date of the closing was May 28, 2004. Total consideration consisted of 25,000 shares of Dune common stock (issued in 2003) and cash of $874,500 paid as follows: an initial payment of $174,800 was made in June 2003 and $699,700 was paid on June 3, 2004.

NOTE 3 — CONVERTIBLE DEBENTURES

From May through August 2003, Dune issued convertible debentures with an aggregate face value of $382,500 to various individuals. The debentures are convertible into shares of Dune common stock at the option of the holder for $.45 per share. If the debentures are converted by the maker or the holder, the holder will also receive additional shares equal to 10% of the face value divided by $.45. The debentures accrue interest at 10% per annum and are due in various months through February 2005.

In December 2003, Dune issued convertible debentures with an aggregate face value of $380,000 to eight individuals. The debentures are convertible into shares of Dune common stock at the option of the holder for $.45 per share. If the debentures are converted by the maker or the holder, the holder will also receive additional shares equal to 20% of the face value divided by $.45. The debentures accrue interest at 10% per annum and are due in various months through June 2005.

Dune incurred $70,993 in legal fees associated with the convertible debentures which were recorded as deferred financing costs at December 31, 2003. These costs are being amortized over the term of the notes. Dune recorded $28,303 in non-cash interest expense for the year ended December 31, 2003 related to the amortization of the deferred financing costs.

In August and September 2003, Dune issued convertible debentures with an aggregate face value of $404,000 to four individuals. The debentures are convertible into shares of Dune common stock at the option of the holder for an average of $.45 per share. The debentures are personally guaranteed by Dune’s Chairman, accrue interest at 10% per annum and are due in August and September 2004. The debt holders received 85,048 shares of common stock valued at $1,701 which was recorded as interest expense in the accompanying statement of operations.

In March 2004, Dune issued a convertible debenture with a face value of $45,000. The debenture is convertible into Dune common stock at $.45 per share at the option of the holder.

During the year ended December 31, 2004, Nineteen note holders converted $766,500 of convertible notes payable into 1,792,150 shares of commons stock. As of December 31, 2004, the Company had $445,000 in convertible notes outstanding. As discussed in note 10, $300,000 of this debt was converted into 795,556 shares of common stock in January and February 2005.

NOTE 4 — PREFERRED STOCK

In April 2004, Dune issued a total of 222,222 shares of Series A Convertible Preferred Stock to two individuals for an aggregate of $200,000. Each share of Preferred Stock is convertible into two shares of common stock at the option of the holder.

During the year ended December 31, 2004, 111,111 shares of Series A Convertible Preferred Stock were converted into 222,222 shares of common stock.

NOTE 5 — COMMON STOCK

On May 10, 2004, Dune declared a 1 for 2 reverse stock split of Dune’s issued and outstanding shares of common stock, which was effective as of the close of business on May 21, 2004. All references to numbers of shares have been adjusted to account for the reverse stock split.

On May 5, 2003, Dune issued 1,243,275 shares of stock to its Chairman in exchange for a note payable totaling $700,521.

On May 7, 2003, Dune issued 862,500 shares for all of the outstanding common stock of Merchant Builders, Inc. (Merchant), a privately held corporation with no assets and $16,500 in liabilities. The transaction resulted in an intangible asset of $18,225 which was subsequently impaired.

In 2003, Dune issued 2,268,077 shares of common stock to consultants, officers and directors for services rendered in 2003. The stock was valued based on the estimated fair value of the common stock on the date issue, or $.01 per share.

In 2003, Dune issued 23,715 shares of common stock to a note holder and 85,048 shares of common stock to debenture holders and recorded interest expense totaling $2,175 related to the stock issuance. These amounts are included in stock issued for services and interest in the accompanying statement of stockholders equity.

In 2003, Dune issued 25,000 shares of common stock valued at $500 to Penroc in connection with the purchase of its interest in the Los Mogotes property.

On May 19, 2004, Dune sold 35,464,432 shares to Itera Holdings BV for the aggregate purchase price of $12,000,000. Also on May 19, 2004, Dune issued 476,323 shares and paid $1,200,000 in cash to the Altitude Group LLC for services in assisting with this transaction.

During the year ended December 31, 2004, Dune issued an aggregate of 522,917 shares valued at $219,958 to several individuals for services rendered. Also during the same twelve month period, note holders converted $766,500 of convertible notes payable into 1,792,150 shares of common stock.

NOTE 6 — PEARSALL PROJECT

On December 13, 2004, Dune Energy announced that it entered into a Joint Venture Participation Agreement covering 2,309 acres plus various agreements covering approximately 16,695 additional acres, in the Pearsall Field, located in Frio County, Texas. The Agreement calls for the Company, at its option on a well by well basis, to drill up to 24 locations on the various leases underlying this transaction. During 2004, Dune paid $409,050 for its working interest (27%) cost of drilling the initial well and $133,782 for leasehold and geophysical and geological costs.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Effective as of the closing of the stock sale to Itera Holdings BV on May 19, 2004, Dune amended its Operating Agreement with Vaquero Oil & Gas Inc. with respect to certain matters relating to Vaquero Partners LLC. VOG fixed its Membership Interest in Vaquero at 15% with Dune holding the other 85%. Dune also amended its drilling agreement with VOG to provide that VOG will be paid (i) $25,000 a month for its services through November 2004, and (ii) $12,500 a month for its services through May 2005.

Also effective on May 19, 2004, Dune signed new Employment Agreements with Alan Gaines (CEO), Amiel David (President/COO) and Richard Cohen (CFO). Each of the Agreements is for an initial term of one year, expiring on May 31, 2005. The Agreements provide for base salaries as follows: Mr. Gaines - $350,000, Dr. David - $200,000 and Mr. Cohen - $120,000. In addition, for the year ending December 31, 2004, Mr. Gaines is eligible for a performance bonus equal to 2% of Dune ’ s EBITDA up to $10,000,000 and 1% of EBITDA above $10,000,000. Mr. Gaines ’ Agreement also provides that in the event Dune issues additional shares of common stock to a third party in the future, Dune shall likewise cause to be issued to Mr. Gaines, such number of additional shares of common stock as are necessary for him to maintain a 5% equity interest in Dune.

During October 2004, Dune entered into a three year lease for office space in Houston, Texas. The monthly rent starts at $3,683 per month for the first 12 months, $3,783 for the next twelve months, and $3,882 for the final twelve months.

NOTE 8 — INCOME TAXES

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 are as follows:

	2004	2003
Federal income taxes:
Current	$–	$–
Deferred	440,301	136,000
Less: Valuation allowance	(440,301)	(136,000)

Total	$–	$–

The Company has prior net operating loss carryforwards of approximately $1,295,003 and $400,000 for the years ended December 31, 2004 and 2003 respectively. Available carryforwards expire 15 to 20 years from when incurred.

NOTE 9 — STOCK OPTIONS

During 2004, Dune ’ s Board of Directors granted the following stock options, all of which are immediately exercisable:

The following table summarizes stock option activity:

	Options	Weighted Average Price

Outstanding as of January 1, 2003	–	$–
Granted during 2003	350,000	0.47
Cancelled or Expired	–	–
Exercised	–	–

Outstanding as of December 31, 2003	350,000	$0.47
Granted during 2004	50,000	0.85
Cancelled or Expired	–	–
Exercised	–	–

Outstanding as of December 31, 2004	400,000	$0.56

Options outstanding and exercisable at December 31, 2004:

	- - Outstanding - -
Exercise Price	Number of Shares	Remaining life	Exercisable Number of Shares

$0.45	100,000	3.9 years	100,000
0.54	250,000	3.8 years	250,000
0.85	50,000	5.0 years	50,000

	400,000		400,000

NOTE 10 — SUBSEQUENT EVENTS

On February 15, 2005 the Board granted 250,000 options to the President, Amiel David at an option price of $1.25 per share. The options are immediately exercisable and expire in 5 years.

During January and February 2005, $300,000 of debt was converted into 795,556 shares of common stock by the noteholders.

NOTE 11 — SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Capitalized Costs

Capitalized Costs incurred in property acquisition, exploration, and development activities as of December 31, 2004 are as follows:

Total Capitalized	6,943,431
Less: Accumulated depletion of	63,801

Net Capitalized	6,879,630

Oil and Reserve Data

An independent petroleum engineer estimated proved developed and undeveloped reserves for Dune ’ s properties. Reserve definitions and pricing requirements prescribed by the Securities and Exchange Commission were used. The determination of oil and gas reserve quantities involves numerous estimates which are highly complex and interpretive. The estimates are subject to continuing re-evaluation and reserve quantities may change as additional information becomes available. Estimated value of proved reserves were computed by applying prices in effect at December 31, 2004. The average price used was $43.45 per barrel of oil at $6.01 per Mcf of gas.

	Oil (MBbls)	2004 Gas (MMcf)	Oil (Mbls)	2003 Gas (MMcf)

Proved developed and undeveloped reserves
Beginning of year	142	12,415	–	–
Purchases	1	791	142	12,415
Improved recovery	–	–	–	–
Revisions of previous estimates	1,166	(7,625)	–	–
Production	–	(47)	–	–

End of year	1,309	5,534	142	12,415

Proved developed reserves
Beginning of year	–	–	–	–
End of year	3	965	–	–

Standardized Measure of Discounted Future
Net Cash Flows at December 31, 2004
Future cash inflows	$87,033
Future production costs	6,079
Future development costs	12,190
Future income tax expenses	7,165

Future gross cash flows	61,599

Less: 10% annual discount for
Estimated timing of cash flows	(24,409)

Standardized measures of discounted future net cash flows
Relating to proved oil and gas reserves	$37,190

The following reconciles the change in the standardized measure of discounted future net cash flow during 2004.

Beginning of year	$30,508
Sales of oil and gas produced, net or production costs	(90)
Net changes in prices and production costs	7,495
Improved recovery, less related costs	–
Net changes in estimated future development costs	9,100
Revisions of previous quantity estimates	(9,823)
Future income tax expense	–

End of year	$37,190

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 8A.	Controls and Procedures.

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

PART III
OTHER INFORMATION

Item 9.	Directors and Executive Officers of the Registrant.

     The persons set forth below are the Directors and Executive Officers of the Company as of the date hereof:

NAME	AGE	POSITION

Alan D. Gaines	49	Chairman of the Board, Chief Executive Officer

Amiel David	65	President, Chief Operating Officer

Richard M. Cohen	54	Chief Financial Officer, Director

Steven Barrenechea	46	Secretary, Director

Valery G. Otchertsov	59	Director

Raissa S. Frenkel	44	Director

Steven M. Sisselman	46	Director

Marshall Lynn Bass	35	Director

     Alan D. Gaines has served as the Chairman, Chief Executive Officer and as a Director of the Company since May 2001. For the past five years, Mr. Gaines has served as President and CEO of Proton Capital LLC, a privately held merchant and investment banking firm. In 1983, Mr. Gaines founded Gaines, Berland Inc., a full service brokerage firm and investment bank specializing in global energy markets, with particular emphasis given to small to mid-capitalization exploration and production, pipeline, midstream, and oilfield services companies. Mr. Gaines served as President of Gaines, Berland from 1983 to 1998. Mr. Gaines holds a BBA in Finance from Baruch College, and an MBA (“With Distinction”) from the Zarb School, Hofstra University Graduate School of Management.

     Amiel David has served as the President/Chief Operating Officer of the Company since February 2004 and has over 35 years of engineering and investment banking experience within the energy sector. From 1993 - 2001, he was the Senior Vice President and Chief Engineer for the First City Bank and later First Union Securities (Wachovia Bank) where he was responsible for the technical viability of in excess of $3.5 billion of energy credits. From 2001 through 2003, Dr. David was the Managing Director, Senior Vice President and Chief Engineer of Duke Capital Partners. Dr. David holds a PhD in Petroleum Engineering from Stanford University and an MBA from The University of Pittsburgh.

     Richard M. Cohen has served as the Chief Financial Officer and as a Director of the Company since December 2003. Since 1996, Mr. Cohen has been the President of Richard M. Cohen Consultants, a private financial services consulting company that assists both public and private companies with their corporate governance and corporate finance needs. In 1999, Mr. Cohen was the President of National Auto Credit, a publicly traded sub-prime auto finance company. From 1992-1995, Mr. Cohen was the President of General Media Inc., a publicly reporting international diversified publishing and communications company. Mr. Cohen is a Certified Public Accountant and worked at Arthur Andersen & Co. from 1975 to 1977. He received a BS (“With Honors”) from The University of Pennsylvania (Wharton) and an MBA from Stanford University.

     Steven Barrenechea has served as a Director of the Company since May 2001 and as a member of the Company’s audit committee since September 2004. Mr. Barrenechea is currently CEO, President and Director of Coastal Restaurants LLC which owns and operates high-end restaurant/bars. He is also COO of Coast to Coast Catering Company, an upscale catering service. Mr. Barrenechea is a member of the Board of Directors of the Creative Coalition, The Milford (Connecticut) Red Cross, and The Child Guidance Center of Fairfield County. Mr. Barrenechea holds a BBA from New York University.

     Valery G. Otchertsov has served as a Director of the Company since May 2004. Since 1999, Mr. Otchertsov has held the position of President of Itera Holding Ltd and since 2003, has served as Chairman of the Management Board of Itera Oil and Gas Company Ltd. (Itera). Itera’s operating entities are engaged in the business of production, transportation, marketing and sales of natural gas throughout the former Soviet Union. From 1997 -1999, Mr. Otchertsov served as First Vice-President of Itera International Group of Companies. From 1991 -1996, Mr. Otchertsov served as Minister of Economics and Finance, Deputy Chairman of the Cabinet of Ministers of Turkmenistan. He graduated with a Bachelors degree from the Izhevsk Mechanical Institute.

     Raissa S. Frenkel has served as a Director of the Company since May 2004. Dr. Frenkel has been a member of the Board of Directors of the Itera Oil and Gas Company Ltd (Itera) since 2002. Itera’s operating entities are engaged in the business of production, transportation, marketing and sales of natural gas throughout the former Soviet Union. Since 2003, Dr. Frenkel has been Executive Vice-President of Itera International Energy Corp. an Itera subsidiary operating in the US gas, real estate and commodity business. From 1994-2002 Dr. Frenkel was a Vice-President with Itera International Energy Corp. She graduated from the Kazan Finance and Economics Institute in 1982 and received her PhD from Kazan State University in 1989.

     Steven M. Sisselman has served as a Director of the Company since May 2004. From 1995 to the present, Mr. Sisselman has been a Vice-President of Business Development with Itera International Energy Corp., an Itera subsidiary operating in the US gas, real estate and commodity business. From 1992-1994, Mr. Sisselman was Vice-President of Dalon Inc., a petroleum trading company, responsible for trading crude oil and petroleum products from the former Soviet Union. For the 12 years prior to 1992, Mr. Sisselman was employed by Charter Oil Company, UBS AG, and Astra Oil working in various financial and trading positions both in the US and London, England. He graduated from University of Florida in 1980 with a BS in Business Administration with a major in Finance

     Marshall Lynn Bass has served as a Director of the Company and a member of the Company’s audit committee since September 2004. From 1998 to December 2001 he served as an associate and from 2002 to present he has served as a principal of, Weisser, Johnson & Co., a Houston based energy investment bank. He graduated from Purdue University in 1992 with a BS in economics and from Rice University with a MBA. Mr. Bass is a qualified audit committee financial expert.

     The Company’s Amended and Restated By-laws provide for a Board of Directors to consist of seven (7) persons or such other number of persons as may be fixed by the Board from time to time.

Code of Ethics

     The Company has adopted a written code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and any persons performing similar functions. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to Dune Energy, Inc., 3050 Post Oak Blvd., Suite 695, Houston, Texas 77056.

Item 10.	Executive Compensation.

     Set forth below is all compensation received by our executive officers during the past three years:

Name and Principal Position	Year	Annual Compensation
		Salary ($)	Bonus ($)	Other Annual Compensation ($)
Alan Gaines,	2004	262,920	–	–
Chairman & Chief	2003	30,000 (1)	–	–
Executive Officer	2002	-0-	–	–

Amiel David,	2004	143,956	–	–
President & Chief	2003	-0-	–	–
Operating Officer	2002	-0-	–	–

Richard Cohen,	2004	110,000	–	–
Chief Financial	2003	20,000 (1)	–	–
Officer	2002	-0-	–	–

(1)	Represents amounts earned in 2003 but paid in 2004.

Compensation of Directors

     Our independent Directors, Mr. Barrenechea and Mr. Bass, each receive $2,500 per quarter for serving on the Board and $500 per quarter for serving on the audit committee. Except as set forth above, Directors are not compensated in cash for their services but are reimbursed for out of pocket expenses incurred in furtherance of our business. In 2004, we granted stock options to acquire up to 25,000 shares of common stock to each of Mr. Barrenechea and Mr. Bass, in recognition of their contributions to the Company. Such stock options were granted on December 15, 2004 and may be exercised at any time prior to December 14, 2009 at an exercise price of $0.85 per share of common stock.

Employment Agreements

     Effective May 18, 2004, the Company entered into one year employment agreements with each of (i) Alan Gaines, the Company’s Chairman and Chief Executive Officer, (ii) Dr. Amiel David, the Company’s President and Chief Operating Officer and (iii) Richard Cohen, the Company’s Chief Financial Officer. Unless extended by agreement of the parties, the agreements will expire on May 31, 2005. Given our rapid growth, we believe that it is in our best interests that our Chief Financial Officer reside in Houston, Texas, where he can support operations on a day to day basis. Accordingly, Mr. Cohen’s Employment Agreement will not be extended beyond May 31, 2005 and we expect to hire an experienced CFO in the near future.

     The agreements provide for base salaries as follows: Mr. Gaines $350,000, Dr. David $200,000 and Mr. Cohen $120,000. Mr. Gaines’ agreement provides that for 2005, he will be entitled to receive a performance bonus equal to two percent (2%) of the Company’s EBITDA up to $15 million and one percent (1%) of EBITDA above $15 million. Mr. Gaines’ agreement also provides that in the event Dune issues additional shares of common stock in the future, the Company shall cause to be issued to Mr. Gaines, such additional number of shares of common stock as are necessary to maintain at least a 5% equity ownership interest in the Company. The agreements provide that in the event Mr. Gaines, Dr. David or Mr. Cohen are terminated without “cause” (as defined in the agreements), they are to receive a severance payment equal to twenty-four (24) months’, twelve (12) months’ and six (6) months’ base salary, respectively. Each agreement contains covenants restricting each of the foregoing officers from participating in any business which is then engaged in the drilling, exploration or production of natural gas or oil, within the area contemplated by that certain Area of Mutual Interest Agreement dated November 17, 2003 between the Company and VOG.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Based on 46,392,727 shares of the Company’s common stock outstanding as of March 15, 2005, set forth below are the number of shares of common stock beneficially owned by (i) each person who was known by us to own beneficially more than five percent (5%) of our issued and outstanding common stock; (ii) each of the named Executive Officers; (iii) the individual Directors; and (iv) the Officers and Directors as a group.

Title of Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class
Common	Itera Holdings BV 9995 Gate Parkway Suite 400 Jacksonville, FL 32246	35,464,397	76.4%
Common	Alan Gaines Chairman & CEO	2,690,501 (3)	5.8%
Common	Amiel David President & COO	406,250 (4)(5)	*
Common	Richard Cohen CFO & Director 3 Park Avenue New York, NY 10016	328,385	*
Common	Steven Barrenechea Director	187,500 (6)	*
Common	Marshall Lynn Bass Director 1 Houston Center 1221 McKinney, # 3175 Houston, TX 77010	25,000 (6)	*
Common	Raissa Frankel Director (7)	-0-	–
Common	Valery Otchertsov Director (7)	-0-	–
Common	Steven Sisselman Director (7)	-0-	–
Common	All Officers and Directors as a Group (8 persons)	3,637,636 (3)(4)(5)(6)	7.8%
* Indicates ownership of less that 1%.

(1) Unless otherwise indicated, the address of each of the persons listed above is the address of the Company, 3050 Post Oak Blvd., Suite 695, Houston, Texas 77056.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 15, 2005. Each beneficial owner’s percentage ownership is determined by assuming that options that are held by such person (but not held by any other person) and which are exercisable within 60 days from March 1, 2005 have been exercised.

(3) Excludes 300,000 shares held by Mr. Gaines’ children.

(4) Includes 250,000 shares underlying a stock option granted on February 15, 2005.

(5) Includes 125,000 shares issued on February 15, 2004 and an additional 31,250 issued on May 5, 2004.

(6) Includes 25,000 shares underlying a stock option granted on December 15, 2004.

(7) The address for such person is 9995 Gate Parkway, Suite 400, Jacksonville, FL 32246

Item 12.	Certain Relationships and Related Transactions.

     Vaquero Partners and VOG entered into an agreement dated as of August 22, 2003, as subsequently amended on November 17, 2003 and May 18, 2004. Per this agreement, VOG serves as the operator and is required to perform all tasks necessary to generate, market and sell prospects to third parties on our Welder Acreage. For its services, we paid VOG $225,000 during 2004 and we are obligated to pay VOG $25,000 a month through May 2005.

     On November 15, 2004, we entered into a one year agreement with the Wall Street Group, Inc. (“WSG”), to assist us with investor relations. Pursuant to our agreement with WSG, they received a monthly fee of $10,000 for the first three months of their engagement and will receive a monthly fee of $7,500 for each month of service thereafter. Additionally, on November 15, 2004, we granted WSG options to acquire up to 133,333 shares of our common stock at an exercise price of $0.75 per share. Such options expire in five years and vest 11,111 per month for so long as our agreement with WSG remains in effect. Our agreement with WSG may be terminated by either party upon ninety (90) days written notice.

     On March 30, 2005, Itera Holdings, BV (“Itera”), advanced us the sum of $5 million pursuant to the terms of a promissory note (the “Note”), a copy of which is annexed hereto as Exhibit 4.3. Subject to mandatory prepayment upon the occurrence of certain events, the Note bears interest at the Prime Rate plus 4% per annum through March 30, 2008. Interest is payable quarterly commencing June 30, 2005. We have agreed to fully repay the Note within 5 business days after (i) the consummation and financing of our proposed acquisition of the Barnett Shale Properties or (ii) securing a loan in excess of $10 million from a financial institution. If we do not close the acquisition of the Barnett Shale Properties on or before June 30, 2005, then we shall be required to make mandatory principal prepayments to Itera no later than sixty (60) days following the last calendar quarter commencing June 30, 2005, in an amount equal to 70% of our net operating profit from our interests in the Barnett Shale Properties.

Item 13.	Exhibits, List and Reports on Form 8-K.

(a)	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)
3.1.1	Certificate of Designation for Series A Convertible Preferred Stock (2)
3.2	Amended and Restated By-Laws (3)
4.1	Form of Secured Convertible Promissory Note (1)
4.2	Form of Stock Option (1)
4.3	Promissory Note dated as of March 30, 2005 from the Registrant to Itera Holdings BV
10.1	Plan and Agreement of Merger dated as of May 5, 2003 between the Registrant and Merchant Builders, Inc. (1)
10.1.1	Stock Purchase Agreement (with exhibits) dated May 10, 2004 between the Company and Itera Holdings BV (4)
10.2	Oil and Gas Lease and Option Agreement dated as of August 22, 2003 between the Registrant and the Lessors named therein with respect to the Welder property (1)
10.2.1	Amendment to First Welder Lease Agreement dated February 5, 2004 (5)
10.2.2	Second Amendment to First Welder Lease Agreement dated April 8, 2004 (6)
10.2.3	Oil and Gas lease dated as of August 19, 2004 between the Registrant and the Lessors named therein with respect to Welder property (7)
10.3	Agreement dated as of October 30, 2003 between the Registrant and Penroc Oil Corporation with respect to Los Mogotes (1)
10.3.1	Closing Agreement with Penroc (8)
10.3.2	Assignment, Conveyance and Bill of Sale with respect to Los Mogotes (8)
10.4	Agreement dated as of September 26, 2003 between the Registrant and Seitel Data, Ltd. with respect to 3-D seismic data (1)

10.4.1	Amendment to Seitel Agreement dated December 28, 2003 (5)
10.5	Amended and Restated Operating Agreement of Vaquero Partners dated May 18, 2004 (8)
10.6	Agreement dated as of August 22, 2003 by and among Vaquero Partners LLC, Vaquero Oil & Gas, Inc., and the Registrant (1)
10.6.1	Amendment dated November 17, 2003 to Agreement between Vaquero Partners LLC, Vaquero Oil & Gas, Inc., and the Registrant (5)
10.6.2	Amendment dated May 18, 2004 to Agreement between Vaquero Partners LLC, Vaquero Oil & Gas, Inc., and the Registrant (8)
10.7	Area of Mutual Interest Agreement dated November 17, 2003 between the Registrant and Vaquero Oil & Gas, Inc. (5)
10.8	Employment Agreement dated as of May 18, 2004 between the Registrant and Alan Gaines (4)
10.9	Employment Agreement dated as of May 18, 2004 between the Registrant and Richard Cohen (4)
10.10	Employment Agreement dated as of May 18 2004 between the Registrant and Amiel David (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer
99.1	Reserve Report of Independent Engineer

     (1) Previously filed as an exhibit to the Registrant’s 10-KSB for the year ended December 31, 2002, and incorporated by reference herein.

     (2) Previously filed as an exhibit to the Registrant’s 10-QSB for the quarter ended June 30, 2004, and incorporated by reference herein.

     (3) Previously filed as an exhibit to the Registrant’s Report on Form 8-K, filed on May 19, 2004, and incorporated by reference herein.

     (4) Previously filed as an exhibit to the Registrant’s Report on Form 8-K, filed on May 12, 2004, and incorporated by reference herein.

     (5) Previously filed as an exhibit to the Registrant’s 10-KSB for the year ended December 31, 2003, and incorporated by reference herein.

     (6) Previously filed as an exhibit to the Registrant’s Report on Form 8-K, filed on April 20, 2004, and incorporated by reference herein.

     (7) Previously filed as an exhibit to the Registrant’s Report on Form 8-K, filed on September 8, 2004, and incorporated by reference herein.

     (8) Previously filed as an exhibit to the Registrant’s Report on Form 8-K, filed on June 3, 2004, and incorporated by reference herein.

(b)	Reports on Form 8-K

     During the fourth quarter, we filed Reports on Form 8-K (i) on October 5, 2004 (announcing the appointment of Mr. Bass as a Director and the formation of our Audit Committee) and (ii) on December 14, 2004 (announcing our participation in the Pearsall Project).

Item 14.	Principal Accountant Fees and Services.

     Malone & Bailey, P.C, Certified Public Accountants, are the Company's independent auditors that examined the financial statements of the Company for the years ended December 31, 2004 and December 31, 2003. Malone & Bailey, P.C has performed the services and has been paid the fees for those years set forth below.

Audit Fees

     Malone & Bailey, P.C was paid aggregate fees of approximately $15,000 for the year ended December 31, 2003 and approximately $31,000 for the year ended December 31, 2004, for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10-QSB during these fiscal years.

Audit-Related Fees

     Malone & Bailey, P.C was not paid any additional fees by the Company for the years ended December 31, 2003 and December 31, 2004 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

     Malone & Bailey, P.C was paid aggregate fees of $2,590 for the year ended December 31, 2004 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees

     Malone & Bailey, P.C was paid no other fees for professional services during the years ended December 31, 2003 and December 31, 2004.

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

Date: March 29, 2004	/s/ Alan Gaines

Alan Gaines
Chief Executive Officer

Date: March 29, 2004	/s/ Richard Cohen

Richard Cohen
Chief Financial Officer

Date: March 29, 2004	/s/ Steven Barrenechea

Steven Barrenechea
Secretary, Director

Date: March 29, 2004	/s/ Raissa Frenkel

Raissa Frenkel
Director

Date: March 29, 2004	/s/ Valery G. Otchertsov

Valery G. Otchertsov
Director

Date: March 29, 2004	/s/ Steven Sisselman

Steven Sisselman
Director

Date: March 29, 2004	/s/ Marshall Lynn Bass

Marshall Lynn Bass
Director

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)
3.1.1	Certificate of Designation for Series A Convertible Preferred Stock (2)
3.2	Amended and Restated By-Laws (3)
4.1	Form of Secured Convertible Promissory Note (1)
4.2	Form of Stock Option (1)
4.3	Promissory Note dated as of March 30, 2005 from the Registrant to Itera Holdings BV
10.1	Plan and Agreement of Merger dated as of May 5, 2003 between the Registrant and Merchant Builders, Inc. (1)
10.1.1	Stock Purchase Agreement (with exhibits) dated May 10, 2004 between the Company and Itera Holdings BV (4)
10.2	Oil and Gas Lease and Option Agreement dated as of August 22, 2003 between the Registrant and the Lessors named therein with respect to the Welder property (1)
10.2.1	Amendment to First Welder Lease Agreement dated February 5, 2004 (5)
10.2.2	Second Amendment to First Welder Lease Agreement dated April 8, 2004 (6)
10.2.3	Oil and Gas lease dated as of August 19, 2004 between the Registrant and the Lessors named therein with respect to Welder property (7)
10.3	Agreement dated as of October 30, 2003 between the Registrant and Penroc Oil Corporation with respect to Los Mogotes (1)
10.3.1	Closing Agreement with Penroc (8)
10.3.2	Assignment, Conveyance and Bill of Sale with respect to Los Mogotes (8)
10.4	Agreement dated as of September 26, 2003 between the Registrant and Seitel Data, Ltd. with respect to 3-D seismic data (1)

10.4.1	Amendment to Seitel Agreement dated December 28, 2003 (5)
10.5	Amended and Restated Operating Agreement of Vaquero Partners dated May 18, 2004 (8)
10.6	Agreement dated as of August 22, 2003 by and among Vaquero Partners LLC, Vaquero Oil & Gas, Inc., and the Registrant (1)
10.6.1	Amendment dated November 17, 2003 to Agreement between Vaquero Partners LLC, Vaquero Oil & Gas, Inc., and the Registrant (5)
10.6.2	Amendment dated May 18, 2004 to Agreement between Vaquero Partners LLC, Vaquero Oil & Gas, Inc., and the Registrant (8)
10.7	Area of Mutual Interest Agreement dated November 17, 2003 between the Registrant and Vaquero Oil & Gas, Inc. (5)
10.8	Employment Agreement dated as of May 18, 2004 between the Registrant and Alan Gaines (4)
10.9	Employment Agreement dated as of May 18, 2004 between the Registrant and Richard Cohen (4)
10.10	Employment Agreement dated as of May 18 2004 between the Registrant and Amiel David (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer
99.1	Reserve Report of Independent Engineer