Form 10QSB
period 2005-03-31
DUNE ENERGY INC
filed 2005-05-16
CIK 1092839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days:  YES ☑ NO ☐

      The number of shares outstanding of each of the issuer’s classes of common equity, as of May 6, 2005: 46,814,949

     Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

DUNE ENERGY, INC.
CONSOLIDATED BALANCE SHEET
March 31, 2005

ASSETS
Current assets
Cash	$3,897,242
Accounts receivable	1,723,499

Total current assets	5,620,741
Oil and gas properties, using full cost accounting:
Properties being amortized	6,801,080
Properties not subject to amortization	3,803,350
Less accumulated depreciation, depletion, and amortization	(101,282)

Net oil and gas properties	10,503,148

TOTAL ASSETS	$16,123,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Convertible notes	$145,000
Accounts payable	254,334

Total current liabilities	399,334
Long-term debt from shareholder	5,000,000

TOTAL LIABILITIES	5,399,334
Minority interest in subsidiary	11,639
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares
authorized, 111,111 issued and outstanding	111
Common stock, $0.001 par value, 100,000,000 shares
authorized, 46,392,734 shares issued and outstanding	46,393
Additional paid in capital	14,350,578
Retained deficit	(3,684,166)

Total stockholders’ equity	10,712,916

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,123,889

DUNE ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Quarters Ended March 31, 2005 and 2004

	2005	2004

Revenues:
Oil and gas sales	$543,713	$--
Interest income	8,792	--

Total revenues	552,505	--

Operating expenses:
Lease operating expenses	36,076	--
Production taxes	29,458	--
General and administrative expense	413,724	258,791
Depletion of oil and gas properties	37,480	--
Interest expense	5,575	56,774

Total expenses	522,313	315,565

Income (loss) before minority interests	30,192	(315,565)

Minority interest	(40,091)	--

Net loss	$(9,899)	$(315,565)

Basic and diluted loss per common share	$(0.00)	$(0.02)
Weighted average common shares outstanding	46,041,323	14,541,279

DUNE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Quarters Ended March 31, 2005 and 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(9,899)	$(315,565)
Adjustments to reconcile net loss to net cash used
in operating activities:
Stock for services and interest	--	6,750
Depletion of oil and gas properties	37,480	--
Amortization of debt discount	--	11,882
Minority Interest	40,091	--
Changes in:
Accounts payable and accrued interest	(69,260)	147,828
Trade accounts receivable	(1,187,170)	--

NET CASH USED IN OPERATING ACTIVITIES	(1,188,758)	(149,165)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved and unproved properties	(3,660,999)	(116,333)

NET CASH USED IN INVESTING ACTIVITIES	(3,660,999)	(116,333)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of convertible debentures	--	45,000
Proceeds from long-term debt	5,000,000	--

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,000,000	45,000

NET CHANGE IN CASH	150,243	(220,498)
CASH BALANCES
- Beginning of period	3,746,999	227,740

- End of period	$3,897,242	$7,242

SUPPLEMENTAL DISCLOSURES
Interest paid	$13,250	$--
Income taxes paid	--	--

NON-CASH DISCLOSURES
Stock issued for conversion of debt	$300,000	--

DUNE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Dune Energy, Inc. (“Dune”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – CONVERTIBLE DEBENTURES

During the quarter ended March 31, 2005, nine note holders converted $300,000 of convertible notes payable into 795,556 shares of common stock.

NOTE 3 – COMMON STOCK

During the quarter ended March 31, 2005, nine note holders converted $300,000 of convertible notes payable into 795,556 shares of common stock. Subsequent to the quarter ended March 31, 2005, two additional note holders converted $105,000 of convertible notes into 280,000 shares of common stock.

NOTE 4 – NOTE PAYABLE-RELATED PARTY

On March 30, 2005, Itera Holdings, BV (“Itera”), advanced to Dune the sum of $5 million pursuant to the terms of a promissory note (the “Note”). Subject to mandatory prepayment upon the occurrence of certain events, the Note bears interest at the Prime Rate plus 4% per annum through March 30, 2008. Interest is payable quarterly commencing June 30, 2005. Dune has agreed to fully repay the Note within 5 business days after (i) the consummation and financing of its proposed acquisition of certain properties located in the North Texas Fort Worth Basin (the “Barnett Shale Properties”) or (ii) securing a loan in excess of $10 million from a financial institution. If Dune does not close the acquisition of the Barnett Shale Properties on or before June 30, 2005, then Dune shall be required to make mandatory principal prepayments to Itera no later than sixty (60) days following the last calendar quarter commencing June 30, 2005, in an amount equal to 70% of Dune’s net operating profit from its working interests in certain wells on the Barnett Shale Properties. (See Note 8).

NOTE 5 – PREFERRED STOCK

Subsequent to the quarter ended March 31, 2005, one shareholder converted his 111,111 shares of Series A Convertible Preferred Stock into 222,222 shares of common stock. All preferred stock has now been converted to common stock.

NOTE 6 – STOCK OPTIONS

On February 15, 2005, Dune granted a five year option to its President/COO, Amiel David, immediately exercisable for 250,000 shares of common stock at $1.25 per share.

On April 4, 2005, Dune granted a five year stock option to its CFO, Hugh Idstein, exercisable for 75,000 shares of common stock at $2.56 per share. 25,000 shares vest on the grant date, with an additional 25,000 shares vesting on each of the next two anniversary dates.

Dune accounts for stock-based compensation to employees and directors under intrinsic value method. Under this method, Dune recognizes no compensation expense for stock granted when the underlying number of shares is known and the exercise price of the option is greater than or equal to the fair market value of the stock on the grant date.

During the first quarter of 2005, Dune granted options to purchase 250,000 shares at an exercise price of $1.25.

Had Dune determined compensation expense for stock option grants based on their estimated fair value at their grant date, Dune’s net loss and net loss per share would have been as follows:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

Net loss, as reported	$(9,899)	$(315,565)

Deduct: stock-based compensation
expense determined under fair
value based method	(305,927)	--

Pro Form net loss	$(315,826)	$(315,565)

Net loss per share, basic
and diluted

As reported	$(0.00)	$(0.02)
Pro forma	$(0.01)	$(0.02)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Dune signed new Employment Agreements with Alan Gaines (CEO) and Amiel David (President/COO). Each of the Agreements is for an initial term of twenty five (25) months, commencing May 12, 2005 and expiring on June 30, 2007. The Agreements provide for base salaries as follows: Mr. Gaines - $400,000 for the first thirteen (13) months and $460,000 for the next twelve (12) months; Dr. David - $300,000 for the first thirteen (13) months and $330,000 for the next twelve (12) months. Mr. Gaines’ agreement will provide that for each of the 12 months ended June 30, 2006 and 2007, he will be entitled to receive a performance bonus equal to one percent (1%) of the Company’s “free cash flow”

(defined as the Company’s earnings before depreciation, depletion, amortization and capital expenditures) up to $8 million and two percent (2%) of free cash flow above $8 million. Dr. David shall be entitled to receive a performance bonus equal to three quarters of one percent (.75%) of the Company’s “free cash flow” up to $8 million and one and one half percent (1.5%) of free cash flow above $8 million. The agreements provide that in the event Mr. Gaines or Dr. David are terminated without “cause” (as defined in the agreements), they are to receive a severance payment equal to the greater of (i) twelve (12) months base salary and (ii) their base salary for the remainder of the term. Each agreement contains covenants restricting each of the foregoing officers from participating in any business which is then engaged in the drilling, exploration or production of natural gas or oil, within the area contemplated by that certain Area of Mutual Interest Agreement dated November 17, 2003 between the Company and VOG. In connection with their extensions, the Company has agreed to grant stock options to Mr. Gaines and Dr. David to acquire 625,000 and 500,000 shares of the Company’s common stock, respectively. Of the 625,000 options, 250,000 vest immediately, with an additional 250,000 and 125,000 vesting on each of the next two anniversary dates. In the event of a closing with Vega, the 125,000 shares will vest immediately. Of the 500,000 options, 250,000 vest immediately and 250,000 vest on the next anniversary date.

On April 4, 2005, Dune entered into an employment Agreement with Hugh Idstein, to serve as the Company’s Chief Financial Officer. The Agreement is for an initial term of one year and provides for a base salary of $135,000 per annum. In addition, upon completion of the initial term, Mr. Idstein will receive a guaranteed bonus of $20,250 and will be eligible for a discretionary performance bonus up to an additional $20,250. The Agreement provides that in the event Mr. Idstein is terminated without “cause” (as defined in the Agreement), he will receive a severance payment equal to six (6) months’ base salary. His Agreement also contains covenants restricting him from participating in any business which is then engaged in the drilling, exploration or production of natural gas or oil, within the area contemplated by that certain Area of Mutual Interest Agreement dated November 17, 2003 between the Company and Vaquero Oil & Gas, Inc.

NOTE 8 – OTHER EVENTS

On March 2, 2005, Dune entered into a Letter of Intent (“LOI”) to acquire the Barnett Shale properties from multiple related non-public entities in a privately negotiated transaction. Subject to the parties executing and delivering definitive agreements, it is contemplated that the closing of such transaction will occur during the second quarter of 2005 and that the purchase price for the properties could approximate or exceed $50 million. The properties to be purchased are located in Denton and Wise Counties, in the North Texas Fort Worth Basin.

Per the terms of the LOI, regardless of whether (i) Dune enters into definitive agreements with the sellers or (ii) closes the purchase of the properties, Dune is required to advance to the sellers, up to $2,500,000 between March 2, 2005 and the contemplated Closing Date of the transaction. Such monies advanced by the Company will be utilized by the sellers for certain completion and drilling activities to be performed on the subject properties prior to the Closing Date. Upon the closing of the transaction, Dune will receive a credit against the purchase price for all advances made by Dune to the Sellers prior to the Closing Date. In the event that the contemplated transaction does not occur, then Dune will receive an undivided leasehold interest in each well that Dune has contributed monies as an advance, equal to 80% of Dune’s advance allocated to such well, divided by the total costs and expenses incurred by the sellers with respect to each such well.

Dune intends to finance the acquisition through a combination of cash, debt, and equity. There can be no assurances that the company can secure such financing or that the contemplated acquisition will be successfully completed.

On May 9, 2005, Dune began trading its common stock on the American Stock Exchange (“AMEX”) under the symbol “DNE.”

Item 2. Management’s Plan of Operation.

     Dune Energy, Inc. (“we”, “our” or the “Company”) is an independent energy company engaged in the exploration, development, and acquisition of natural gas and crude oil properties. Presently, we have an interest in three properties in Texas: (i) leases covering approximately 7,950 contiguous acres on the Welder Ranch located in Victoria County (the “Welder Ranch Property”), (ii) a working interest in two leases covering 4,765 acres and the option to participate in additional leases covering approximately 14,238 acres in the Pearsall Field in Frio County (the “Pearsall Property”), and (iii) a small but highly profitable working interest in the Los Mogotes Field in Zapata County.

     Over the past several months, we have initiated an aggressive drilling program on our Welder Ranch and Pearsall Properties which we intend to continue for the foreseeable future, provided sufficient capital is available. Our cash on hand is sufficient to maintain our drilling program at the current level of activity for two months. As discussed more fully below, management anticipates that beginning late in the second quarter, we will experience a dramatic increase in production due to the results of ongoing drilling and completion activity on our existing properties. Should the results of our current drilling and completion activities be less than currently anticipated, it will be necessary to scale back the scope of our drilling activities, though we should have sufficient cash flow from currently producing properties to satisfy our day to day cash requirements. Moreover, the financing for our proposed acquisition of the Barnett Shale Properties (described below), in addition to providing the capital necessary for the acquisition, should provide sufficient funds to support an aggressive drilling program and satisfy our capital requirements over the next twelve months, regardless of the results of our ongoing drilling and completion activities. It should be noted that there can be no assurances that the wells drilled by us will be successful, or that those wells will be completed and put on production and/or that the financing relating to our proposed acquisition will be consummated. If all of the wells in the process of drilling or completion are not economically viable, and should we fail to close the financing relating to our proposed acquisition, then it would be necessary for the Company to obtain additional funds in order to satisfy our capital requirements.

Welder Ranch Property

     Our focus on the Welder Ranch Property is on the Wilcox Formation. The Wilcox Formation is one of the most prolific formations along the Texas Gulf Coast. The Wilcox is productive at depths ranging from 8,300 feet to below 17,000 feet. A successful upper Wilcox well generally costs between $800,000 and $1,000,000 to drill and complete, whereas a well targeting deeper geopressured sands (such as our Vaquero #1 and #2 wells, discussed below) generally costs between $4,000,000 and $5,000,000 through completion.

     On March 14, 2005, we announced that we made a significant natural gas discovery on our Welder Ranch Property. The location for our Vaquero #1 well was drilled utilizing advanced 3-D seismic interpretation, in conjunction with extensive geological and engineering analysis of leases acquired by us during 2003 and 2004. The Vaquero #1 well encountered significant stacked zones totaling more than 100 feet of potential gross pay at various depth intervals between 9,000 and 14,000 feet in the Wilcox formation. The Vaquero #1 has been perforated and is currently testing. Pending results, the Vaquero #1 should be put on production shortly. Our management believes the structure discovered by the Vaquero #1 well could contain in excess of 40 Bcfe in place. In order to fully and efficiently develop the numerous pay horizons present, subject to rig availability, we intend to drill several offsetting wells.

     The Vaquero #1 discovery paves the way for our extensive development program, which is expected to lead to a sharp increase in our production and cash flow over the next several years. Our geological and geophysical team has also identified a number of other large amplitude anomalies on the Welder Ranch Property. We hold a 54.4% net working interest in the Vaquero #1 well.

     On April 13, 2005, we spudded the Vaquero #2 well. This Middle Wilcox test has been permitted to 17,000 feet in order to offset a well recently drilled by an offset operator approximately 1,200 feet to our north. We hold a 50.15% net working interest in the Vaquero # 2.

     We completed and put on production the Rob Welder #1 in August of 2004 in the Yegua Formation. We have an 85% net working interest in this well. During the three months ended March 31, 2005, the Rob Welder #1 generated $139,605 net to our interest. We have identified up to four additional offset locations to the Rob Welder #1 discovery well.

Pearsall Property

     The Pearsall Property presently consists of two leases covering 4,765 acres in the Pearsall Field, located in the Austin Chalk trend in Frio County, Texas. San Antonio based Alamo Operating Company is currently the contract operator; however, after completion of the second well, we expect to assume operations. We have the right to participate (on similar terms) in the drilling of future reentry wells on the Pearsall Property on additional leases covering up to approximately 14,238 acres. We have a 27% working interest in the first lease, and a 40% working interest in the subsequent leases. We anticipate drilling up to 24 well locations on the Pearsall Property. Net revenue interest on the leases averages 76.5%.

     On March 21, 2005, Dune spudded the first Pearsall Property well, and recently spudded its second well on the Pearsall Property. The cost to drill and complete each of these wells is estimated to be $1,800,000 to $2,000,000. Management anticipates that both of these wells will be put on production during the second quarter.

Los Mogotes Property

     In May of 2004, we completed the purchase of a small non-operated working interest (approximately 0.7% W.I.) in the Haynes Lease located within the Los Mogotes Field in Zapata County for $874,500. For the three months ended March 31, 2005, the Los Mogotes project generated $273,452 net to our working interest.

Potential Acquisition

     As stated in our 8-K filed on March 3, 2005, we have entered into a Letter of Intent (“LOI”) to acquire producing and non-producing natural gas properties (the “Barnett Shale Properties”) from multiple related non-public entities in a privately negotiated transaction. Subject to the parties executing and delivering definitive agreements, which management believes is imminent, it is contemplated that the closing of such transaction will occur on or about June 30, 2005 and that the purchase price for the Barnett Shale Properties will approximate $56 million. The properties to be purchased are located in Denton and Wise counties, on the fairway of the prolific Barnett Shale play in the North Texas Fort Worth Basin. DeGolyer & MacNaughton evaluated the proved reserves as of December 31, 2004 and, since that time, sellers have acquired additional leases which our Management has further evaluated.

     We intend to finance the proposed acquisition as well as our development drilling program, by raising approximately $84 million through a combination of debt and equity. We also intend to utilize derivatives in the forms of swaps or costless collars covering a portion of projected production from proved developed reserves for the next 2 to 3 years.

     Per the terms of the LOI, regardless of whether (i) we enter into definitive agreements with the sellers or (ii) close the purchase of the Barnett Shale Properties, we are required to advance to the sellers, up to $2,500,000 between March 2, 2005 and the contemplated closing date of the transaction. Such monies advanced by us will be utilized by the sellers for certain completion and drilling activities to be performed on the subject properties prior to the closing date. Upon the closing of the transaction, we will receive a credit against the purchase price for all advances made by us to the sellers prior to the closing date. In the event that the contemplated transaction does not occur, then we will receive an undivided leasehold interest in each well to which we have contributed monies as an advance, equivalent to 80% of our advance allocated to such well, divided by the total costs and expenses incurred by the sellers with respect to each such well.

     If consummated, our acquisition of the Barnett Shale Properties should dramatically increase our reserves, production, cash flow and drilling inventory and establish the Company as a meaningful producer in the Barnett Shale Fort Worth Basin.

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

Item 3. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings relating to the Company (including its consolidated subsidiaries). There were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect its internal control over financial reporting during the period ended March 31, 2005. As a result of our growth, on April 4, 2005, we hired Hugh Idstein as our CFO. Mr. Idstein has over 20 years of experience in oil and gas accounting and will strengthen our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 5. Other Information.

     On May 12, 2005, the Company entered into new Employment Agreements with Mr. Alan Gaines (Chairman/CEO) and Dr. Amiel David (President/COO), copies of which are filed as Exhibits 10.1 and 10.2 hereto and are incorporated by reference herein. Each of the Agreements is for an initial term of twenty five (25) months, commencing May 12, 2005 and expiring on June 30, 2007. The Agreements provide for base salaries as follows: Mr. Gaines - $400,000 for the first thirteen (13) months and $460,000 for the next twelve (12) months; Dr. David - $300,000 for the first thirteen (13) months and $330,000 for the next twelve (12) months. Mr. Gaines’ agreement will provide that for each of the 12 months ended June 30, 2006 and 2007, he will be entitled to receive a performance bonus equal to one percent (1%) of the Company’s “free cash flow” (defined as the Company’s earnings before depreciation, depletion, amortization and capital expenditures) up to $8 million and two percent (2%) of free cash flow above $8 million. Dr. David shall be entitled to receive a performance bonus equal to three quarters of one percent (.75%) of the Company’s “free cash flow” up to $8 million and one and one half percent (1.5%) of free cash flow above $8 million. The Agreements provide that in the event Mr. Gaines or Dr. David are terminated without “Cause” (as defined in the agreements), they are to receive a severance payment equal to the greater of (i) twelve (12) months base salary and (ii) their base salary for the remainder of the term. Each Agreement contains covenants restricting each of the foregoing officers from participating in any business which is then engaged in the drilling, exploration or production of natural gas or oil, within the area contemplated by that certain Area of Mutual Interest Agreement dated November 17, 2003 between the Company and Vaquero Oil and Gas Inc. In connection with their new Agreements, the Company granted stock options to Mr. Gaines and Dr. David to acquire 625,000 and 500,000 shares of the Company’s common stock, respectively, at an exercise price of $2.44 per share.

     On April 4, 2005, Dune entered into an Employment Agreement with Hugh Idstein, to serve as the Company’s Chief Financial Officer. The Agreement is for an initial term of one year and provides for a base salary of $135,000 per annum. In addition, upon completion of the initial term, Mr. Idstein will receive a guaranteed bonus of $20,250 and will be eligible for a discretionary performance bonus up to an additional $20,250. The Agreement provides that in the event Mr. Idstein is terminated without “Cause” (as defined in the Agreement), he will receive a severance payment equal to six (6) months’ base salary. His Agreement also contains covenants restricting him from participating in any business which is then engaged in the drilling, exploration or production of natural gas or oil, within the area contemplated by that certain Area of Mutual Interest Agreement dated November 17, 2003 between the Company and Vaquero Oil & Gas, Inc.

Item 6. Exhibits, List and Reports on Form 8-K.

     (a) Exhibits

Exhibit Number	Description

10.1	Employment Agreement with Alan Gaines
10.2	Employment Agreement with Amiel David
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

     (b) Reports on Form 8-K

     During the period covered by this Report, the Company filed Reports on Form 8-K on each of the following dates: March 3, 2005 (announcing signing of Letter of Intent with respect to Barnett Shale Properties and March 14, 2005 (announcing large discovery of natural gas on Welder Ranch Property).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNE ENERGY, INC.

Date: May 13, 2005	By:	/s/ Alan Gaines

		Name:	Alan Gaines
		Title:	Chairman, Chief Executive Officer

Date: May 13, 2005	By:	/s/ Hugh Idstein

		Name:	Hugh Idstein
		Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement with Alan Gaines
10.2	Employment Agreement with Amiel David
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer