Form 10QSB
period 2005-06-30
DUNE ENERGY INC
filed 2005-08-15
CIK 1092839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days:  YES ☑ NO ☐

      The number of shares outstanding of each of the issuer’s classes of common equity, as of August 8, 2005: 47,001,616

     Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

DUNE ENERGY, INC.
CONSOLIDATED BALANCE SHEET
June 30, 2005
(Unaudited)

ASSETS
Current assets
Cash	$1,454,000
Accounts receivable	719,535

Total current assets	2,173,535

Plant, property and equipment, net
of $0 accumulated depreciation	17,930

Oil and gas properties, using full cost accounting:
Properties being amortized	8,405,218
Properties not subject to amortization	5,297,665
Deposits on oil and gas properties	1,645,569
Less accumulated depreciation, depletion, and amortization	(154,641)

Net oil and gas properties	15,193,811

Loan origination fees, net of $0 accumulated amortization	100,000

TOTAL ASSETS	$17,485,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - accounts payable
and accrued liabilities	$420,716
Long-term debt from shareholder	6,582,329

Total liabilities	7,003,045

Minority interest in subsidiary	4,873

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 100,000,000 shares
authorized, 47,001,616 shares issued and outstanding	47,001
Additional paid in capital	14,495,081
Accumulated deficit	(4,064,724)

Total stockholders’ equity	10,477,358

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,485,276

DUNE ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Revenue	$509,691	$127,500	$1,053,404	$127,500
Operating Expenses:
General and administrative expense	688,780	488,043	1,102,504	746,354
Production taxes	39,817	--	69,275	--
Depletion of oil and gas properties	53,360	--	90,840	--
Lease operating expenses	27,717	--	63,793	--

Operating Loss	(299,983)	(360,543)	(273,008)	(618,854)

Other income (expense):
Interest income	7,646	5,749	16,438	5,749
Minority interest	(5,892)	--	(45,983)	--
Interest expense	(82,329)	(19,291)	(87,904)	(76,067)

Net loss	$(380,558)	$(374,085)	$(390,457)	$(689,172)

Net loss per share:
Basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	46,825,943	25,519,714	46,434,609	16,488,171

DUNE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(390,457)	$(689,172)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock for services and interest	--	69,792
Depletion of oil and gas properties	90,840	--
Amortization of debt discount	--	23,643
Minority interest	45,983	--
Changes in:
Accounts payable and accrued expenses	166,793	(98,158)
Trade accounts receivable	(183,207)	--

NET CASH USED IN OPERATING ACTIVITIES	(270,048)	(693,895)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved and unproved properties	(6,759,452)	(2,560,679)
Deposits on oil and gas properties	(1,645,569)	--
Purchase of office equipment	(17,930)	--

NET CASH USED IN INVESTING ACTIVITIES	(8,422,951)	(2,560,679)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of debt	--	(210,000)
Prepaid loan fees	(100,000)	--
Proceeds from sale of preferred stock	--	200,000
Proceeds from sale of common stock, net	--	10,800,000
Proceeds from long-term debt from shareholder	6,500,000	--

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,400,000	10,790,000

NET CHANGE IN CASH	(2,292,999)	7,535,426
CASH BALANCES
- Beginning of period	3,746,999	227,740

- End of period	$1,454,000	$7,763,166

SUPPLEMENTAL DISCLOSURES
Interest paid	$5,575	$76,067
Income taxes paid	--	--

NON-CASH DISCLOSURES
Stock issued for conversion of debt	$445,000	$--
Conversion of preferred stock to common stock	222	--

DUNE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Dune Energy, Inc. (“Dune”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Dune’s Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – CONVERTIBLE DEBENTURES

During the quarter ended June 30, 2005, three note holders converted $145,000 convertible notes payable into 386,667 shares of common stock. All outstanding convertible debentures have now been converted into shares of common stock.

NOTE 3 – SHAREHOLDERS’ EQUITY

During the quarter ended June 30, 2005, three note holders converted $145,000 of convertible notes payable into 386,667 shares of common stock.

During the quarter ended June 30, 2005, one shareholder converted his 111,111 shares of Series A Convertible Preferred Stock into 222,222 shares of common stock. All preferred stock has now been converted to common stock.

NOTE 4 – LONG-TERM DEBT FROM TO SHAREHOLDER

On June 23, 2005, Itera Holdings, BV (“Itera”) (i) advanced to Dune the sum of $1.5 million pursuant to the terms of a promissory note (the “Note”) and (ii) amended and restated its $5 million promissory note dated March 30, 2005 (the “Amended and Restated Note”). Subject to mandatory prepayment upon the occurrence of certain events, both notes have a three year maturity and bear interest at the Prime Rate plus 4% per annum. Accrued interest on the notes is payable upon any prepayment of principal and at maturity. Dune has agreed to fully repay both notes within 5 business days after (i) the consummation and financing of its proposed acquisition of the Barnett Shale Properties from Voyager Partners, Ltd. (“Voyager”) (see Note 7) or (ii) securing a loan in excess of $10 million from a financial institution. With respect to these notes, Dune is required to make mandatory principal prepayments to Itera no later than sixty (60) days following the last day of the quarter commencing July 30, 2005, in an amount equal to 70% of our net operating profit from our working interests in those wells on the Barnett Shale Properties in which we have acquired an interest in to date.

NOTE 5 – STOCK OPTIONS

On April 4, 2005, Dune granted a five year stock option to its CFO, Hugh Idstein, exercisable for 75,000 shares of common stock at $2.56 per share. 25,000 shares vest on the grant date, with an additional 25,000 shares vesting on each of the next two anniversary dates.

On May 12, 2005, Dune granted a five year stock option to its Chairman and CEO, Alan Gaines, exercisable for up to 625,000 shares of common stock at $2.44 per share. Of the 625,000 options, 250,000 vest immediately, with an additional 250,000 and 125,000 vesting on each of the next two anniversary dates, respectively. Upon the closing of the transaction with Voyager, the 125,000 shares will vest immediately.

On May 12, 2005, Dune granted a five year stock option to its President and COO, Amiel David, exercisable for up to 500,000 shares of common stock at $2.44 per share. Of the 500,000 options, 250,000 vest immediately and 250,000 vest on the one year anniversary date.

During the quarter ended June 30, 2005, options exercisable for up to 33,333 shares of common stock at $.75 per share previously granted to Wall Street Consultants Inc., vested. Such options were granted pursuant to Dune’s agreement with the Wall Street Group Inc., dated November 15, 2004.

Dune accounts for stock-based compensation to employees and directors under the intrinsic value method. Under this method, Dune recognizes no compensation expense for stock granted when the underlying number of shares is known and the exercise price of the option is greater than or equal to the fair market value of the stock on the grant date.

Had Dune determined compensation expense for stock option grants based on their estimated fair value at their grant date, Dune’s net loss and net loss per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net loss, as reported	$(380,558)	$(374,085)	$(390,457)	$(689,172)

Deduct: stock-based compensation
expense determined under fair value
based method	(1,256,993)	--	(1,562,920)	--

Pro forma net loss	$(1,637,551)	$(374,085)	$(1,953,377)	$(689,172)

Net loss per share, basic and diluted

As reported	$(.01)	$(0.02)	$(.01)	$(0.04)
Pro forma	(.03)	(0.02)	(.04)	(0.04)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Dune signed new Employment Agreements with Alan Gaines (CEO) and Amiel David (President/COO). Each of the Agreements is for an initial term of twenty five (25) months, commencing May 12, 2005 and expiring on June 30, 2007. The Agreements provide for base salaries as follows: Mr. Gaines - $400,000 for the first thirteen (13) months and $460,000 for the next twelve (12) months; Dr. David - $300,000 for the first thirteen (13) months and $330,000 for the next twelve (12) months. Mr. Gaines’ agreement will provide that for each of the 12 months ended June 30, 2006 and 2007, he will be entitled to receive a performance bonus equal to one percent (1%) of the Dune’s “free cash flow” (defined as Dune’s earnings before depreciation, depletion, amortization and capital expenditures) up to $8 million and two percent (2%) of free cash flow above $8 million. Dr. David shall be entitled to receive a performance bonus equal to three quarters of one percent (.75%) of Dune’s “free cash flow” up to $8 million and one and one half percent (1.5%) of free cash flow above $8 million. The agreements provide that in the event Mr. Gaines or Dr. David are terminated without “cause” (as defined in the agreements), they are to receive a severance payment equal to the greater of (i) twelve (12) months base salary and (ii) their base salary for the remainder of the term. Each agreement contains covenants restricting each of the foregoing officers from participating in any business which is then engaged in the drilling, exploration or production of natural gas or oil, within the area contemplated by that certain Area of Mutual Interest Agreement dated November 17, 2003 between Dune and Vaquero Oil and Gas, Inc. In connection with their extensions, Dune has agreed to grant stock options to Mr. Gaines and Dr. David as set forth in Note 5 above.

On April 4, 2005, Dune entered into an employment Agreement with Hugh Idstein, to serve as Dune’s Chief Financial Officer. The Agreement is for an initial term of one year and provides for a base salary of $135,000 per annum. In addition, upon completion of the initial term, Mr. Idstein will receive a guaranteed bonus of $20,250 and will be eligible for a discretionary performance bonus up to an additional $20,250. The Agreement provides that in the event Mr. Idstein is terminated without “cause” (as defined in the Agreement), he will receive a severance payment equal to six (6) months’ base salary. His Agreement also contains covenants restricting him from participating in any business which is then engaged in the drilling, exploration or production of natural gas or oil, within the area contemplated by that certain Area of Mutual Interest Agreement dated November 17, 2003 between Dune and Vaquero Oil & Gas, Inc.

NOTE 7 – OTHER EVENTS

On May 9, 2005, Dune began trading its common stock on the American Stock Exchange (“AMEX”) under the symbol “DNE.”

On June 13, 2005, Dune entered into a definitive Asset Purchase and Sale Agreement (the “Agreement”) to acquire a 95 % interest in producing and non-producing oil and gas properties located in the North Texas Fort Worth Basin (“Barnett Shale Properties”) from Voyager in a privately negotiated transaction. The purchase price for these properties is $56,000,000, subject to certain provisions in the agreement. Per the terms of the agreement, Dune advanced $1,645,569 to Voyager through June 30, 2005, which funds have been utilized by the seller for certain completion and drilling activities to be performed on the subject properties prior to the closing of the transaction. Dune advanced an additional $854,431 through August 15, 2005 to bring the total advanced to $2,500,000. Upon the closing of the transaction, Dune will receive a credit against the purchase price for all advances made by Dune to Voyager. In the event that the contemplated transaction does not occur, then Dune will receive an undivided leasehold interest in each well that Dune has contributed monies as an advance, equal to 80% of Dune’s advance allocated to such well, divided by the total costs and expenses incurred by the sellers with respect to each such well. Dune intends to finance the acquisition through a combination of cash, debt, and equity. There can be no assurances that Dune can secure such financing or that the contemplated acquisition will be successfully completed.

Item 2. Management’s Plan of Operation.

     Dune Energy, Inc. (“we”, “our” or the “Company”) is an independent energy company engaged in the exploration, development, and acquisition of natural gas and crude oil properties. Presently, we have working interests in wells located in the following areas of Texas: (i) the Welder Ranch located in Victoria County (the “Welder Ranch Property”), (ii) the Pearsall Field in Frio County (the “Pearsall Property”), (iii) the Barnett Shale play in the North Texas Fort Worth Basin (“Barnett Shale Project”) and (iv) the Los Mogotes Field in Zapata County.

     Over the past several months, we have initiated an aggressive drilling program on our Welder Ranch and Pearsall Properties which we intend to continue for the foreseeable future, subject to rig availability and provided sufficient capital is available. Management anticipates that beginning late in the third quarter, we will experience a significant increase in production and revenue due to the results of recently completed wells on our existing properties. Should the results of our recently completed wells be less than currently anticipated, it will be necessary to scale back the scope of our drilling activities, though we should have sufficient cash flow from currently producing properties and from recent loans from our majority stockholder (discussed below), to satisfy our day to day cash requirements. Moreover, the financing for our proposed acquisition (described below), in addition to providing the capital necessary to acquire the Barnett Shale Properties, should provide sufficient funds to support an aggressive drilling program and satisfy our capital requirements over the next twelve months, regardless of the results of our recently completed wells. It should be noted that there can be no assurances that the financing relating to our proposed acquisition will be consummated. If all of the wells we have completed do not continue to produce as anticipated, and should we fail to close the financing relating to our proposed acquisition, then it would be necessary to obtain additional funds in order to maintain our aggressive drilling program.

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

     Our Vaquero # 1 was completed in the 9,300 foot sand and put on production on July 12, 2005. Recently, it was flowing at a reduced rate of 250 Mcfe/d, as a result of a frac which led to the accumulation of sand in the well-bore, thereby restricting the flow of gas to the surface. Presently, we are jetting the sand out and installing a tubing string, which should restore the production rate back to over 1 MMcfe/d. The location for our Vaquero #1 well was drilled utilizing advanced 3-D seismic interpretation, in conjunction with extensive geological and engineering analysis of leases acquired by us during 2003 and 2004. The Vaquero #1 was drilled to a total depth of 13,920 feet and encountered significant gas shows at depths between 9,300 and 13,500 feet. In order to fully and efficiently develop the numerous pay horizons present, subject to rig availability, we intend to drill several offsetting wells. We hold a 57.5% net working interest in the Vaquero #1 well.

     Our Vaquero #2 well was completed in the 12,000 foot horizon and put on production on August 1, 2005. It is currently flowing natural gas at a rate of 2.4 MMcf/d and oil at a rate of 58B/d. As previously reported, we expect to frac the Vaquero #2 during the third quarter, at which time management believes that there will be a significant increase in production. We hold a 51.9% net working interest in the Vaquero #2 well.

     The 9,300 foot payzone encountered in the Vaquero #1 was also tested to be productive in the Vaquero #2, and will be categorized as “Proved Behind Pipe.” Subject to rig availability, we intend to drill a development well into this 9,300 foot zone early in the fourth quarter. In addition, based on continuing engineering studies, we anticipate drilling another test of the Middle Wilcox formation during the fourth quarter.

     Our Rob Welder #1 well, completed in the Yegua Formation in August 2004, continues to produce and, during the three months ended June 30, 2005, generated approximately $87,465 net revenue to our interest. We have an 85% net working interest in this well.

Pearsall Property

     We presently hold a working interest in 2 wells in the Pearsall Field, located in the Austin Chalk trend in Frio County, Texas. San Antonio based Alamo Operating Company is currently the contract operator; however, we expect to assume operations as soon as practicable. As of August 4, 2005, the 2 wells in which we hold a working interest were producing oil at a combined rate of 180B/d. We have the right to participate (on similar terms) in the drilling of future reentry wells in the Pearsall Field and plan to drill at least 3 new locations over the next 12 months. We have a 27% working interest in the first well, and a 40% working interest in the second and each subsequent well. Net revenue interest on the leases averages 76.5%.

Barnett Shale Project

     As further set forth below, in accordance with our Asset Purchase and Sale Agreement with Voyager Partners Ltd. (“Voyager”), we have advanced $2.5 million to Voyager in return for working interests in 6 wells. 5 of the 6 wells have been recently completed and 1 is currently producing at the rate of 2.0MMcfe/d. The remaining 4 wells which have been fraced and completed are presently awaiting pipeline hookup. It is anticipated that 2 of these wells will be on production by August 31 and the remaining 2 by September 30, 2005. It is further anticipated that the sixth well in which Dune acquired a working interest will be completed and put on production on or about September 30, 2005. Upon the Closing of the acquisition with Voyager, our working interest in these wells will increase from approximately 40% to approximately 95%.

Los Mogotes Property

     In May of 2004, we completed the purchase of a small non-operated working interest (approximately 0.7% W.I.) in the Haynes Lease located within the Los Mogotes Field in Zapata County for $874,500. For the three months ended June 30, 2005, the Los Mogotes project generated approximately $295,000 net of expenses to our working interest.

Potential Acquisition of Barnett Shale Properties

     As reported in our Current Report on Form 8-K filed with the SEC on June 14, 2005, we entered into an Asset Purchase and Sale Agreement (the “Agreement”) with Voyager Partners, Ltd. (“Voyager”), to acquire 95% of Voyager’s producing and non-producing oil and natural gas properties and related property and equipment (the “Barnett Shale Assets”) located in the North Texas Fort Worth Basin (the “Acquisition”). If consummated, our acquisition of the Barnett Shale Properties should dramatically increase our reserves, production, cash flow and drilling inventory and establish the Company as a meaningful producer in the Barnett Shale Fort Worth Basin. For a summary of the terms of the Acquisition, reference is made to the aforementioned Form 8-K and the Agreement filed as Exhibit 99.1 thereto, both of which are incorporated by reference herein.

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

Item 3. Controls and Procedures.

     We carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the CEO and CFO concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings relating to the Company (including its consolidated subsidiaries). There were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect its internal control over financial reporting during the period ended June 30, 2005, nor any significant deficiencies or material weaknesses in such internal control over financial reporting requiring corrective actions. As a result, no corrective actions were taken.

PART II
OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders.

     By written consent dated as of May 27, 2005, Itera Holdings BV (“Itera”), the holder of 75.5% of our issued and outstanding shares of common stock, approved the issuance by the Company of up to 12,000,000 shares of common stock, in connection with our private offering to accredited investors. For a full description of the matter submitted to the stockholders, reference is made to the Company’s Definitive Information Statement on Schedule 14C, filed with the SEC and mailed to all stockholders of record on July 11, 2005, the contents of which are incorporated by reference herein.

Item 5. Other Information.

     On May 12, 2005, we entered into new Employment Agreements with Mr. Alan Gaines (Chairman/CEO) and Dr. Amiel David (President/COO), copies of which were filed as Exhibits 10.1 and 10.2 to the Company’s 10-QSB for the quarter ended March 31, 2005, and which are incorporated by reference herein. Each of the Agreements is for an initial term of twenty five (25) months, expiring on June 30, 2007.

     On April 4, 2005, we entered into an Employment Agreement with Hugh Idstein, to serve as the Company’s Chief Financial Officer. A copy of his Employment Agreement was filed as Exhibit 99.1 to our current Report on Form 8-K, filed with the SEC on April 7, 2005, and which is incorporated by reference herein. The Agreement is for an initial term of one year.

     Over the past several months, Itera has loaned to us the following amounts: (i) $5 million on March 30, 2005, (ii) $1.5 million on June 23, 2005 and (iii) $2 million on August 12, 2005. These loans are evidenced by promissory notes (the Notes”), copies of which are filed as Exhibits 99.1, 99.2 and 99.3 hereto. Subject to mandatory prepayment upon the occurrence of certain events, the Notes have a three year maturity and bear interest at the Prime Rate plus 4% per annum. Accrued interest on the Notes is payable upon any prepayment of principal and at maturity. We have agreed to fully repay the Notes within 5 business days after (i) the consummation and financing of our proposed acquisition of the Barnett Shale Properties from Voyager or (ii) securing a loan in excess of $10 million from a financial institution. With respect to the first 2 Notes, we are required to make mandatory principal prepayments to Itera no later than sixty (60) days following the last day of the quarter commencing July 30, 2005, in an amount equal to 70% of our net operating profit from our working interests in those wells on the Barnett Shale Properties in which we have acquired an interest in to date. With respect to the third Note, if we do not close the acquisition of the Barnett Shale Properties on or before September 30, 2005, then we shall be required to make mandatory principal prepayments to Itera no later than sixty (60) days following the last day of the calendar quarter commencing September 30, 2005, in an amount equal to 70% of Dune’s net operating profit from its working interests in those same wells on the Barnett Shale Properties.

Item 6. Exhibits, List and Reports on Form 8-K.

     (a) Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer
99.1	Amended and Restated Promissory Note Dated March 30, 2005
99.2	Promissory Note Dated June 23, 2005
99.3	Promissory Note Dated August 12, 2005

     (b) Reports on Form 8-K

     During the period covered by this Report, we filed Reports on Form 8-K on each of the following dates: (i) April 7, 2005 (announcing the hiring of Hugh Idstein as CFO), (ii) May 2, 2005 (announcing approval of our common stock for listing on the American Stock Exchange) and (iii) June 14, 2005 (announcing signing of definitive agreements for purchase of Barnett Shale Properties).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNE ENERGY, INC.

Date: August 15, 2005	By:	/s/ Alan Gaines

		Name:	Alan Gaines
		Title:	Chairman, Chief Executive Officer

Date: August 15, 2005	By:	/s/ Hugh Idstein

		Name:	Hugh Idstein
		Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer
99.1	Amended and Restated Promissory Note Dated March 30, 2005
99.2	Promissory Note Dated June 23, 2005
99.3	Promissory Note Dated August 12, 2005