Form 10QSB
period 2005-09-30
DUNE ENERGY INC
filed 2005-11-15
CIK 1092839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days:  YES ☑ NO ☐

      The number of shares outstanding of each of the issuer’s classes of common equity, as of November 4, 2005: 50,244,859

     Transitional Small Business Disclosure Format (check one):  YES ☐ NO ☑

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

DUNE ENERGY, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2005
(Unaudited)

ASSETS
Current assets
Cash	$6,248,853
Accounts receivable	859,003

Total current assets	7,107,856

Plant, property and equipment, net of $0
accumulated depreciation	33,703

Oil and gas properties, using full cost accounting:
Properties being amortized	16,351,239
Properties not subject to amortization	516,467
Deposits on oil and gas properties	2,500,000
Less accumulated depreciation, depletion, and amortization	(567,000)

Net oil and gas properties	18,800,706

Loan origination fees, net of $0 accumulated amortization	413,156

TOTAL ASSETS	$26,355,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - accounts payable and accrued liabilities	$2,361,082
Long-term debt from shareholder	8,500,000

Total liabilities	10,861,082

Minority interest	28,325

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 100,000,000 shares
authorized, 50,244,859 shares issued and outstanding	50,244
Additional paid in capital	20,093,671
Accumulated deficit	(4,677,901)

Total stockholders’ equity	15,466,014

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,355,421

DUNE ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Revenue	$992,855	$428,702	$2,046,259	$566,202
Operating Expenses:
General and administrative expense	722,970	728,037	1,825,474	1,474,391
Production taxes	76,613	32,014	145,888	32,014
Depletion of oil and gas properties	412,358	295,907	503,198	295,907
Lease operating expenses	113,768	8,690	177,561	8,690

Operating Loss	(332,854)	(635,946)	(605,862)	(1,254,800)

Other income (expense):
Interest income	4,101	24,027	20,539	29,776
Minority interest	(34,954)	(12,074)	(80,937)	(12,074)
Interest expense	(249,471)	(36,685)	(337,375)	(112,752)

Net loss	$(613,178)	$(660,678)	$(1,003,635)	$(1,349,850)

Net loss per share:
Basic and diluted	$(.01)	$(.01)	$(.02)	$(.05)

Weighted average shares
outstanding:
Basic and diluted	47,589,397	44,104,721	46,651,525	25,379,416

DUNE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,003,635)	$(1,349,850)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock for services and interest	--	219,958
Depletion of oil and gas properties	503,198	295,907
Minority interest	11,124	12,074
Changes in:
Accounts payable and accrued expenses	2,083,142	(69,154)
Trade accounts receivable	(322,674)	(196,039)
Other current assets	--	35,469

NET CASH PROVIDED BY (USED IN OPERATING ACTIVITIES)	1,271,155	(1,051,635)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved and unproved properties	(9,924,275)	(3,678,875)
Deposits on oil and gas properties	(2,500,000)	--
Purchase of office equipment	(33,703)	--

NET CASH USED IN INVESTING ACTIVITIES	(12,457,978)	(3,678,875)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of debt	--	(395,000)
Proceeds from sale of preferred stock	--	200,000
Proceeds from sale of convertible debentures	--	45,000
Proceeds from sale of common stock, net	5,601,833	10,800,000
Proceeds from long-term debt from shareholder	8,500,000	--
Prepaid loan fees	(413,156)	--

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,688,677	10,650,000

NET CHANGE IN CASH	2,501,854	5,919,490
CASH BALANCES
- Beginning of period	3,746,999	227,740

- End of period	$6,248,853	$6,147,230

SUPPLEMENTAL DISCLOSURES
Interest paid	$6,787	$--

NON-CASH DISCLOSURES
Stock issued for conversion of debt	$450,000	$529,000
Conversion of preferred stock to common stock	222	--
Increase in oil and gas property for note payable	--	91,937
Reduction of oil and gas property for adjustment
in purchase price	--	140,000

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

NOTE 2 – SHAREHOLDERS’ EQUITY

On September 30, 2005, Dune Energy, Inc. closed a $6 million private equity offering. A total of 3,243,243 shares of common stock were sold at a price of $1.85 per share. We paid our investment banker, Sanders Morris Harris Inc., a placement agent fee consisting of (i) cash equal to 5% of the gross proceeds and (ii) a warrant exercisable for up to 324,324 shares our common stock, at an exercise price of $1.85 per share. We have agreed to register both the shares issued to investors and the shares underlying the warrant for resale upon the earlier of (i) six months or (ii) the next registration statement filed by the Company (other than on Form S-8 or S-4). Our private offering was made in reliance upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D.

NOTE 3 – NOTES PAYABLE-RELATED PARTY

During the quarter ended September 30, 2005, Itera Holdings, BV (“Itera”) loaned us the sum of $2.0 million pursuant to the terms of a promissory note dated August 12, 2005. Such loan was in addition to (i) $1.5 million previously loaned to us in June 2005 and (ii) $5 million loaned to us in March 2005. Subject to mandatory prepayment upon the occurrence of certain events, the promissory notes evidencing all three loans have a three year maturity and bear interest at the Prime Rate plus 4% per annum. Upon the occurrence of the First Closing of the Barnett Shale Properties, the existing Itera notes will be terminated and our indebtedness to Itera will be governed pursuant to the terms of a new Term Loan Agreement between us and Itera, which loan will be subordinated to the rights of our senior lenders who will finance our Acquisition of the Barnett Shale Properties. If the First Closing does not occur, then we will be required to make mandatory principal prepayments to Itera no later than sixty (60) days following the last day of the quarter commencing September 30, 2005 in an amount equal to 70% of our net operating profit from our working interests in those wells on the Barnett Shale Properties in which we have acquired a working interest in to date.

NOTE 4 – STOCK OPTIONS

On July 18, 2005, Dune granted a five year stock option to an employee exercisable for up to 15,000 shares of common stock at $2.30 per share. The option becomes exercisable on July 18, 2006, provided that the employee is still employed by Dune on that date.

On August 3, 2005, Dune granted a five year stock option to an employee exercisable for up to 30,000 shares of common stock at $2.54 per share. The option becomes exercisable on August 3, 2006, provided that the employee is still employed by Dune on that date.

During the quarter ended September 30, 2005, options exercisable for up to 33,333 shares of common stock at $.75 per share previously granted to Wall Street Consultants Inc., vested. Such options were granted pursuant to Dune’s agreement with the Wall Street Group Inc., dated November 15, 2004, which agreement will expire on November 15, 2005.

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

Had Dune determined compensation expense for stock option grants based on their estimated fair value at their grant date, Dune’s net loss and net loss per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net loss, as reported	$(613,178)	$(660,678)	$(1,003,635)	$(1,349,850)

Deduct: stock-based compensation
expense determined under fair value
based method	(335,568)	--	(1,898,488)	--

Pro forma net loss	$(948,746)	$(660,678)	$(2,902,123)	$(1,349,850)

Net loss per share, basic and diluted

As reported	(.01)	(.01)	(.02)	(.05)
Pro forma	(.02)	(.01)	(.06)	(.05)

NOTE 5 – OTHER EVENTS

On October 19, 2005, Dune entered into a definitive Exploration and Development Agreement (the "Agreement") with American Natural Energy Corporation ("ANEC") (TSX Venture: ANR.U). Pursuant to the Agreement, which has an effective date of August 26, 2005, Dune acquired certain exclusive exploration and development rights in ANEC's Joint Development Agreement with ExxonMobil Corp. (the "Development Agreement"), covering approximately 11,000 contiguous acres in St. Charles Parish, Louisiana (the "Bayou Couba Field"). Of the 11,000 acres covered by the Development Agreement, approximately 1,300 acres pertain to a lease referred to as the Delta Securities Lease. The Agreement provides Dune with the right to participate in 50% of ANEC's development rights in the Delta Securities Lease in exchange for our payment of $1 million on or before January 10, 2006. Of said amount, $675,000 has already been paid. Upon the successful drilling of one of the first two exploratory wells drilled by Dune and ANEC, Dune will be required to pay ANEC an additional $500,000. In addition, we shall have the right to participate in all of ANEC's exploration rights in the remaining 9,700 acres covered by the Development Agreement. Each party will pay its respective share of drilling, completion and operations costs.

Effective August 22, 2005, pursuant to previous notice given, Vaquero Partners LLC (“VPL”) terminated its contract with Vaquero Oil & Gas Inc. (“VOG”), pursuant to which VOG had been acting as contract operator of our Welder Ranch Property. Dune Operating Company, a wholly-owned subsidiary of Dune succeeded VOG as the operator of the Welder Ranch Property effective September 1, 2005. The termination of the contract with VOG also triggered the mandatory redemption of VOG’s 15% membership interest in VPL, in exchange for VPL’s assignment to VOG of 15% of VPL’s interest in and to VPL’s existing producing properties and undeveloped leases on the Welder Ranch Property and related areas of mutual interest.

Item 2. Management’s Plan of Operation.

     Dune Energy, Inc. (“we”, “our” or the “Company”) is a focused and rapidly growing independent energy company engaged in the exploration, development, and acquisition of natural gas and crude oil properties. Presently, our operations are concentrated along the Louisiana/Texas Gulf Coast as well as the Fort Worth Basin Barnett Shale. During the third quarter, we entered into an Exploration and Development Agreement covering 11,000 contiguous acres in St. Charles Parish, Louisiana (the “Bayou Couba Property”), where we currently have a working interest in two wells. In addition, we have working interests in wells located in the following areas of Texas: (i) the Welder Ranch located in Victoria County (the “Welder Ranch Property”), (ii) the Pearsall Field in Frio County (the “Pearsall Property”), (iii) the Barnett Shale play in the North Texas Fort Worth Basin (“Barnett Shale Property”) and (iv) the Los Mogotes Field in Zapata County.

     As a result of our recently completed $6 million equity offering (discussed below) together with production from recently completed wells on our existing properties, we believe we have sufficient cash to meet our working capital requirements over the next 12 months. Moreover, the financing for our proposed acquisition of the Barnett Shale Properties (described below), in addition to providing the capital necessary to acquire the Barnett Shale Properties, should provide sufficient funds to support an aggressive drilling program. It should be noted that there can be no assurances that the financing relating to our proposed acquisition will be consummated. If we do not proceed with our acquisition of the Barnett Shale Properties, we may choose to raise additional capital through an equity offering, in order to support our intended aggressive drilling plan.

Bayou Couba Property

     On October 19, 2005, we entered into a definitive Exploration and Development Agreement (“Agreement”) with American Natural Energy Corporation (“ANEC”) (TSX Venture: ANR.U). Pursuant to the Agreement, we acquired certain exclusive exploration and development rights in ANEC’s Joint Development Agreement with ExxonMobil Corp. (the “Development Agreement”), covering approximately 11,000 contiguous acres in St. Charles Parish, Louisiana (the “Bayou Couba Field”). ExxonMobil Production Company delivered its consent to our participation on September 12, 2005.

     Of the 11,000 acres covered by the Development Agreement, approximately 1,300 acres pertain to a lease referred to as the Delta Securities Lease. The Agreement provides us with the right to participate in 50% of ANEC’s development rights in the Delta Securities Lease in exchange for our payment of $1 million on or before January 10, 2006. Of said amount, $675,000 has already been paid. Upon the successful drilling of one of the first two exploratory wells drilled by Dune and ANEC, Dune will be required to pay ANEC an additional $500,000. In addition, we shall have the right to participate in all of ANEC’s exploration rights in the remaining 9,700 acres covered by the Development Agreement. Each party has agreed to pay its respective share of drilling, completion and operations costs.

     Additionally, the drilling of the DSCI 92ST well located on the Bayou Couba Lease was recently completed. The well, drilled to a depth of approximately 6,040 feet, is producing approximately 250 Boe/d. We have a 15.625% working interest in the well. Completion operations have commenced on a second well located on the Bayou Couba Lease (the DSCI 51ST) in which we have a 20.625% working interest. The DSCI 51ST is expected to be completed at approximately 6,800 feet.

     Based upon 3D seismic acquired in conjunction with our Agreement with ANEC, we have identified numerous development and exploration drilling prospects that we plan to aggressively exploit over the next twelve months.

Welder Ranch Property

     Our focus on the Welder Ranch Property is on the Wilcox formation. The Wilcox is one of the most prolific formations along the Texas Gulf Coast, and is productive at depths ranging from 8,300 feet to below 17,000 feet. A successful upper Wilcox well generally costs between $1,000,000 and $1,200,000 to drill and complete, whereas a well targeting deeper geopressured sands (such as our Vaquero #1 and #2 wells, discussed below) generally costs between $4,000,000 and $5,000,000 through completion.

     Our Vaquero #2 well was completed in the 12,300 foot horizon and put on production on August 1, 2005. The well was recently fraced resulting in an initial production rate of 2.9 MMcf/d natural gas and 57B/d condensate, or 3.25 MMcfe/d. Flowing tubing pressure was 1,900 psi. We hold a 51.9% net working interest in the Vaquero #2 well.

     The locations for our Vaquero # 1 and # 2 wells were drilled utilizing advanced 3D seismic interpretation, in conjunction with extensive geological and engineering analysis of leases acquired by us during 2003 and 2004. The Vaquero # 1 was drilled to a total depth of 13,920 feet and encountered gas shows at depths between 9,300 feet and 13,500 feet. Due to a mechanical casing failure, we could not complete the well in the 13,000 foot interval. The well was therefore completed in the 9,300 foot sand and is presently producing approximately 100 Mcf/d and small amounts of condensate. We are reviewing various alternatives in the Vaquero # 1 including, but not limited to, drilling a sidetrack to our original target depth, where potential gas reserves were evident on electric logs. We hold a 57.5% net working interest in the Vaquero #1 well. The 9,300 foot payzone encountered in the Vaquero #1 was also tested to be productive in the Vaquero #2, and will be categorized as “Proved Behind Pipe.”

     Our Rob Welder #1 well, completed in the Yegua formation in August 2004, continues to produce at the rate of 400 Mcfe/d. We have an 85% net working interest in this well. During the next twelve months, we intend to drill up to 4 offset locations targeting the Yegua and/or the shallower Frio sands at 3,000 feet.

Pearsall Property

     We presently hold a working interest in 2 wells in the Pearsall Field, located in the Austin Chalk trend in Frio County, Texas. San Antonio based Alamo Operating Company is currently the contract operator; however, we expect to assume operations as soon as practicable. Currently, the 2 wells in which we hold a working interest are producing oil at an average combined rate of 135 B/d. We have a 27% working interest in the first well, and a 40% working interest in the second and each subsequent well. We have the right to participate (on similar terms) in the drilling of future reentry wells in the Pearsall Field, where net revenue interest on the leases averages 76.5%. Given lower production rates than anticipated, we are currently examining various methods in order to reduce drilling costs, and reassessing well locations before committing to drill additional wells on this property.

Barnett Shale Properties

     As further set forth below, in accordance with our Amended and Restated Asset Purchase and Sale Agreement with Voyager Partners Ltd. (“Voyager”), we have advanced $2.5 million to Voyager in return for working interests in 6 wells. 3 of the 6 wells have been completed and are currently producing at a combined rate of 1.35 MMcfe/d. The remaining 3 wells which have been fraced and completed are presently awaiting pipeline hookup. It is anticipated that the wells awaiting pipeline hookup will be on production by the end of the first quarter of 2006. Provided we close on the property where the above wells are located, then upon their acquisition from Voyager, our working interest in these wells will increase from approximately 40% (if we do not acquire the underlying property) to approximately 95%.

Los Mogotes Property

     In May of 2004, we completed the purchase of a small non-operated working interest (approximately 0.7% W.I.) in the Haynes Lease located within the Los Mogotes Field in Zapata County for $874,500. For the three months ended September 30, 2005, the Los Mogotes project generated approximately $261,324 net of expenses to our working interest.

Potential Acquisition of Barnett Shale Properties

     As reported in our Current Report on Form 8-K filed with the SEC on November 7, 2005, we entered into an Amended and Restated Asset Purchase and Sale Agreement (the “Agreement”) with Voyager Partners, Ltd. (“Voyager”), to acquire 95% of Voyager’s producing and non-producing natural gas properties and related property and equipment (the “Barnett Shale Properties”) located in Wise and Denton Counties, on the fairway of the prolific Barnett Shale play in the North Texas Fort Worth Basin (the “Acquisition”). If consummated, the Acquisition should dramatically increase our reserves, production and cash flow. A closing of approximately $5 million in value is scheduled to occur on November 15, 2005 (the “First Closing”). For a summary of the terms of the Acquisition, reference is made to the aforementioned Form 8-K and the Agreement filed as Exhibit 99.1 thereto.

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

Item 3. Controls and Procedures.

     We carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings relating to the Company (including its consolidated subsidiaries). There were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect its internal control over financial reporting during the period ended September 30, 2005, nor any significant deficiencies or material weaknesses in such internal control over financial reporting requiring corrective actions. As a result, no corrective actions were taken.

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On September 30, 2005, we closed a $6 million private equity offering. A total of 3,243,243 shares of common stock were sold at a price of $1.85 per share. We paid our investment banker, Sanders Morris Harris Inc., a placement agent fee consisting of (i) cash equal to 5% of the gross proceeds and (ii) a warrant exercisable for up to 324,324 shares our common stock, at an exercise price of $1.85 per share. We have agreed to include both the shares issued to investors and the shares underlying the warrant for resale upon the earlier of (i) six months or (ii) the next registration statement filed by the Company (other than on Form S-8 or S-4). Our private offering was made in reliance upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D.

Item 5. Other Information.

     During the quarter ended September 30, 2005, Itera Holdings, BV (“Itera”) loaned us the sum of $2.0 million pursuant to the terms of a promissory note dated August 12, 2005. Such loan was in addition to (i) $1.5 million previously loaned to us in June 2005 and (ii) $5 million loaned to us in March 2005. Subject to mandatory prepayment upon the occurrence of certain events, the promissory notes evidencing all three loans have a three year maturity and bear interest at the Prime Rate plus 4% per annum. Upon the occurrence of the First Closing of the Barnett Shale Properties, the existing Itera notes will be terminated and our indebtedness to Itera will be governed pursuant to the terms of a new Term Loan Agreement between us and Itera, which loan will be subordinated to the rights of our senior lenders who will finance our Acquisition of the Barnett Shale Properties. If the First Closing does not occur, then we will be required to make mandatory principal prepayments to Itera no later than sixty (60) days following the last day of the quarter commencing September 30, 2005 in an amount equal to 70% of our net operating profit from our working interests in those wells on the Barnett Shale Properties in which we have acquired a working interest in to date.

     Effective August 22, 2005, pursuant to previous notice given, Vaquero Partners LLC (“VPL”) terminated its contract with Vaquero Oil & Gas Inc. (“VOG”), pursuant to which VOG had been acting as contract operator of our Welder Ranch Property. Dune Operating Company, a wholly-owned subsidiary of the Company succeeded VOG as the operator of the Welder Ranch Property effective September 1, 2005. The termination of the contract with VOG also triggered the mandatory redemption of VOG’s 15% membership interest in VPL, in exchange for VPL’s assignment to VOG of 15% of VPL’s interest in and to VPL’s existing producing properties and undeveloped leases on the Welder Ranch Property and related areas of mutual interest.

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

     (b) Reports on Form 8-K

     During the period covered by this Report, we filed Reports on Form 8-K on each of the following dates: (i) July 12, 2005 (announcing the completion of 4 wells and extension of Voyager Closing Date), (ii) August 3, 2005 (announcing working interest in 5 wells in Barnett Shale), (iii) September 13, 2005 (announcing third party lawsuit against Voyager) and (iv) September 14, 2005 (announcing signing of Participation Agreement with American Natural Energy Corp.).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNE ENERGY, INC.

Date: November 14, 2005	By:	/s/ Alan Gaines

		Name:	Alan Gaines
		Title:	Chairman, Chief Executive Officer

Date: November 14, 2005	By:	/s/ Hugh Idstein

		Name:	Hugh Idstein
		Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer