Form 10KSB
period 2005-12-31
DUNE ENERGY INC
filed 2006-03-31
CIK 1092839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

☐	Transition Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

Commission file number 0-27897

DUNE ENERGY, INC.
(Name of small business issuer in its charter)

Delaware	95-4737507
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employee Identification No.)

3050 Post Oak Blvd., Suite 695 Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (713) 888-0895

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:
Common Stock,
$.001 par value per share
(Title of class)

     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ No ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ No ☑

     The issuer's revenues for its fiscal year ended December 31, 2005 were $3,724,278.

     As of March 15, 2006, the aggregate market value of the issuer’s common equity held by non-affiliates was $57,444,341, based on the closing price of $2.81 for its common stock on the American Stock Exchange on March 15, 2006. 59,244,859 shares of the issuer’s common stock were outstanding as of March 15, 2006.

Documents Incorporated by Reference

N/A

Transitional Small Business Disclosure Formats (check one): YES ☐ No ☑

1

Cautionary Notice Regarding Forward Looking Statements

     Dune Energy, Inc. (referred to herein as “Dune”, “we” or the “Company”) desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this Annual Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to revenues, cash flow, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “ anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

     Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in “Risk Factors” as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Description of Business.

The Company

     We are an independent energy company engaged in the exploration, development, and acquisition of natural gas and crude oil properties. Presently, we have an interest in the following areas in Texas and Louisiana:

>>	Barnett Shale - working interests (ranging between 92% and 100%) in certain oil and gas leases covering approximately 1,270 gross acres in Denton and Wise Counties, Texas, as well as an undivided interest in eight producing wells thereon, plus a working interest in one additional well undergoing completion, all located on the fairway of the prolific Barnett Shale play in the North Texas Fort Worth Basin (the "Barnett Shale Properties");

>>	Bayou Couba - A working interest in certain exclusive exploration and development rights covering approximately 11,000 gross contiguous acres in St. Charles Parish, Louisiana, together with an undivided working interest in three producing wells (the "Bayou Couba Property");

>>	Welder Ranch - leases covering approximately 7,950 contiguous acres on the Welder Ranch located in Victoria County, Texas, together with an undivided working interest in three producing wells and an additional well undergoing completion (the "Welder Ranch Property");

>>	Pearsall Field - a working interest in two leases covering 2,400 acres and the option to participate in additional leases covering approximately 9,000 acres in the Pearsall Field, located in Frio County, Texas, together with an undivided working interest in two producing wells (the "Pearsall Property"); and

>>	Los Mogotes Field - a small but profitable working interest in one 18,000 acre lease containing multiple wells in the Los Mogotes Field, located in Zapata County, Texas (the "Los Mogotes Property," and together with the Welder Ranch Property and the Pearsall Property, the "South Texas Properties").

     The Company was incorporated in the State of Delaware on November 20, 1998, under the name of IP Factory, Inc. In May 2001, Hitthebeach.com, Inc., a private company, was merged into the Company. On May 7, 2003, Merchant Builders, Inc., a private company, merged into the Company and the Company changed its name to Dune Energy, Inc.

     In May of 2004, Itera Holdings BV (“Itera”), a company organized under the laws of the Netherlands and one of the largest producers of natural gas in Russia and the Baltics, acquired 78% of the Company's shares of common stock (“Common Stock”) for an aggregate purchase price of $12 million. Itera and our management have a common vision to build the Company into a substantial U.S. independent exploration and development company by combining Itera's capital resources with the experience of our management team. The Company's headquarters are located at 3050 Post Oak Blvd., Suite 695, Houston, Texas 77056. Its telephone number is (713) 888-0895.

Business Strategy

     Grow Through the Drill Bit. We believe that our personnel have knowledge in identifying, drilling and stimulating tight formations and believe that we can continue to internally generate drilling prospects.

     Focused Exploration and Development. We intend to focus exploration and development in proven prolific Gulf Coast trends, as well as low risk extensional drilling in the Barnett Shale. With respect to operating in concentrated areas, we hope to more efficiently control overhead and operating expenses, thereby allowing ourselves to manage a greater amount of acreage with fewer employees and minimizing the marginal costs of increased drilling and production. This targeting of operations allows us to more efficiently capitalize on geological, geophysical, exploration, development, completion and subsequent production in those areas.

     Diversify Risk Geologically. We intend to allocate a majority of our capital to low risk development and exploitation projects, and the remainder to moderate-higher risk exploration plays. We set limits on the amount of capital invested in any one exploration project. With our Bayou Couba, Barnett Shale and Welder Ranch Properties, we believe we have a complementary mix of exploration and development opportunities.

     Generate Prospects and Maintain Multiyear Drilling Portfolio. We intend to proactively search for acquisitions and/or joint ventures in our core areas of concentration. We have identified 22 potential drilling locations on our recently acquired Barnett Shale Properties, approximately seven developmental locations and 14 exploration leads on our Bayou Couba Property, and a number of prospects and/or leads on the Welder Ranch Property.

     Control of Operations. We prefer to control the operation of all of our significant properties to efficiently allocate capital. We prefer to generate and retain operating control over our own prospects, as we believe this allows more effective control of operating costs, the timing and plans for future development, the level of drilling and the marketing of production on the property. In certain instances, we may choose to hire an operator with technical proficiency in certain areas, if we believe it to be in the Company’s best interests.

     Use of Advanced Technology. We utilize 3-D seismic and interpretation techniques to reduce drilling risks. We have used these techniques on all of our exploratory prospects, including those on the Welder Ranch Property and Bayou Couba properties. We also employ the latest fracing technique for all of our wells requiring such treatment.

Barnett Shale Properties

     On November 4, 2005, we entered into an Amended and Restated Asset Purchase and Sale Agreement (the “Voyager Agreement”) with Voyager Partners, Ltd. (“Voyager”) to acquire 95% of the producing and non-producing oil and natural gas properties and related property and equipment owned by Voyager located in the North Texas Fort Worth Basin, with Voyager retaining a 5% ownership interest in the properties (the “Voyager Acquisition”). The vast majority of these properties are located in Denton County, with the remainder in Wise County, both on the fairway of the prolific Barnett Shale in the North Texas Fort Worth Basin. We expect the Voyager Acquisition to provide significant production and high impact, low risk extensional drilling opportunities.

     The Voyager Agreement divides the Barnett Shale Properties into three tranches, each of which has a separate closing date. A closing with respect to the Tranche 1 assets occurred on December 16, 2005. The Tranche 1 assets that we purchased include working interests (ranging between 92% and 95%) in approximately 950 gross acres in Denton and Wise Counties, Texas, as well as four producing wells thereon. The purchase price for the Tranche 1 assets was $24.6 million.

     As part of the Voyager Acquisition, Voyager assigned to us an asset purchase agreement with a third party relating to certain additional oil and gas properties in the Barnett Shale. On November 17, 2005, pursuant to the asset purchase agreement assigned by Voyager and an additional purchase agreement between us and certain third parties, we acquired working interests (ranging between 92%

and 100%) in certain oil and gas leases covering approximately 320 gross acres in Denton County, Texas, as well as an undivided interest in four producing wells thereon, and all of the sellers' personal property, equipment and contract rights with respect thereto (the “Springside Properties”). The purchase price for the Springside Properties was $5.5 million.

     As a result of the acquisition of the Voyager Tranche 1 assets and the Springside Properties, we have working interests (ranging between 92% and 100%) in 1,270 gross acres in the Barnett Shale, as well as interests in eight producing wells and one well undergoing completion thereon. We have identified 22 future drilling locations on this acreage.

     In accordance with the Voyager Agreement, we have advanced $1.8 million to Voyager in return for working interests in four wells that were not included in the Tranche 1 assets. Upon acquiring the property underlying these wells from Voyager at the closing of the Tranche 2 assets, our working interest in these wells will increase from approximately 39-41% to approximately 95%.

     We and Voyager have agreed to permit rolling closings of Tranche 2 assets between January 5, 2006 and April 15, 2006. The allocated values of the Tranche 2 assets equates to approximately $20.0 million. Within seventy-five (75) days after Voyager notifies us that it has satisfied certain conditions with respect to the Tranche 3 assets, we will be obligated to close on the Tranche 3 assets. The allocated values of the Tranche 3 assets equate to approximately $23.0 million. The Tranche 2 and Tranche 3 closings are subject to satisfaction of various conditions, including our ability to obtain financing, and there can be no assurances that any of the contemplated closings will occur.

     Based on current well spacing rules, our management expects that there are approximately 50 drilling locations on the Tranche 2 and Tranche 3 assets, assuming as many as one-third of these locations may be drilled horizontally.

     As part of the Voyager Acquisition, we are negotiating to become a 16% to 39% limited partner in up to three (3) limited partnerships, the purpose of which is to design, construct, lay, own, operate and maintain natural gas gathering pipelines in the same general geographic area as the Barnett Shale Assets. The Voyager Agreement gives us the option, within 90 days after the later of the closing date for the Tranche 1 assets or the date as of which each such limited partnership is formed, to acquire 80% of Voyager's interests in each such limited partnership for a price equal to 100% of the initial contribution to capital which Voyager is required to make into such limited partnership. One pipeline is currently in place. The second pipeline system should be completed by early third quarter, and the third pipeline should be completed concurrently with the drilling development of the area to be served by such pipeline. We expect the three pipelines will have aggregate capacity exceeding 50 MMcf per day, with estimated throughput of 40 MMcf per day within two years from commencement of operations. We believe our interest in the pipelines will decrease our overall costs of operations by providing significant benefits to us, including: (1) the ability to transport our own gas, thereby enhancing overall economic efficiency through higher prices received; (2) guaranteed access to a pipeline, reducing our dependency on other companies to transport our gas; and (3) the ability to transport third party gas, enabling us to generate additional income.

     Presently, Voyager is not selling, and we are not buying, the remaining 5% of Voyager's interests in the assets involved in the Voyager Acquisition (the "Retained Interests"). However, for a period of ninety (90) days following the full and final satisfaction by certain Voyager affiliates of their obligations under a settlement agreement with the Dan Hughes Group, Voyager has the right and option to sell to us, and we have the right and option to buy from Voyager, the designated Retained Interests for a price determined pursuant to the Voyager Agreement. Similarly, for a period of ninety (90) days after the first anniversary date of execution of leases comprising the Tranche 3 assets, Voyager will have the right and option to cause us to purchase from Voyager the Tranche 3 Retained Interests pursuant to the Voyager Agreement. Any purchase of Retained Interests will relate back to January 1st of the year in which such option to purchase (or option to cause the purchase) is exercised.

     Dune Operating Company ("DOC"), our wholly owned subsidiary, is the operator of record of the Barnett Shale Properties. We entered into a Transitional Matters Agreement as of the date of the closing for the Tranche 1 assets whereby Dark Horse Operating Company ("Dark Horse") will operate the Barnett Shale Properties for us on a contract basis after the Tranche 1 asset closing. Under the Transitional Matters Agreement, Dark Horse will provide DOC with certain operating and administrative services with respect to the Barnett Shale Properties for up to 12 months after the Tranche 1 asset closing, subject to our right to extend the term on a month-to-month basis.

     Prior to the closing date for each Tranche of assets, Voyager is obligated to use reasonable commercial efforts to obtain, at its cost, the rights to certain additional oil and gas leases ("Additional Leases") and to transfer them to us, at such closing or within 120 days after the date of such closing, as though they were Barnett Shale properties covered by the Voyager Agreement. The Additional Leases are to cover additional well locations for the development of proved undeveloped Barnett Shale reserves. For each Additional Lease which Voyager is unable to obtain within 120 days after the closing date, we will be entitled under the Voyager Agreement to reduce the base consideration payable to Voyager by the allocated value for each proposed well location.

     At the closing of the Tranche 1 assets, Voyager and certain of its principals and affiliates, as the assignors (the "Voyager Assignors"), entered into with us (as the Assignee), an Area of Mutual Interest Agreement (the "AMI Agreement"). The area of mutual interest or "AMI" defined in the AMI Agreement includes, as a general matter, the area within approximately two (2) miles of the exterior boundaries of the existing leases included in the Barnett Shale Property. The AMI Agreement provides that if, during the period of 24 calendar months beginning on the closing date for the Tranche 1 assets (the "Effective Date"), any of the Voyager Assignors acquires an oil or gas lease or an interest therein covering any of the lands located in the AMI (the "Acquired Interest"), then Voyager Assignors must first offer us the option to acquire 95% of the Acquired Interest.

     During the first nine (9) months following the Effective Date, we may, but are not obligated, to purchase any Acquired Interests brought to us by Voyager Assignors. Thereafter, provided that the Voyager Assignors tender sufficient Qualified Acquired Interests (defined below), we will be obligated to purchase $2.75 million of such Qualified Acquired Interests in the last three (3) months of the first twelve (12) months following the Effective Date and an additional $2.75 million of such Qualified Acquired Interests in the second 12 months following the Effective Date. In order for our obligation to purchase an Acquired Interest to arise, the Acquired Interest must (i) cover at least 40 acres in the case of a vertical location and 120 acres in the case of a horizontal location, (ii) overlay Barnett Shale formation gas reserves that qualify as "proved" or "proved undeveloped," (iii) not be subject to a drilling obligation within 180 days after the date of its execution and (iv) have clear title (a "Qualified Acquired Interest"). The price to be paid for a Qualified Acquired Interest is based on several factors, including the number of wells and well types, the reserve category (proved or probable), and the price of natural gas at the time of acquisition.

     The Barnett Shale is one of the largest and most active natural gas fields in the United States, covering 15 Texas counties. In the first three quarters of 2005, the Barnett Shale was producing in excess of 1,200 Mmcf per day of natural gas. The Barnett Shale properties reside in the core area of the Barnett Shale where wells have demonstrated superior economics, and are located in areas that are not subject to fracture related water encroachment. Within these Barnett Shale properties, the identified probable well locations are a result of reserve definitions, and are fundamentally no different from any of the existing proved undeveloped locations.

Bayou Couba Property

     On October 19, 2005, we entered into a definitive Exploration and Development Agreement (the "ANEC Agreement") with American Natural Energy Corporation ("ANEC"). Pursuant to the ANEC Agreement, which has an effective date of August 26, 2005, we acquired certain exclusive exploration and development rights in ANEC's Joint Development Agreement with ExxonMobil Corp. (the "Development Agreement"), covering approximately 11,000 contiguous acres in St. Charles Parish, Louisiana (the "Bayou Couba Field"). ExxonMobil Production Company delivered its consent to our participation on September 12, 2005.

     Of the 11,000 acres covered by the Development Agreement, approximately 1,300 acres pertain to a lease referred to as the Delta Securities Lease. The ANEC Agreement provides us with the right to participate in 50% of ANEC's development rights in the Delta Securities Lease in exchange for our payment of $1 million. Upon the successful drilling of one of the first two exploratory wells drilled by us and ANEC, we will be required to pay ANEC an additional $500,000. In addition, we will have the right to participate in all of ANEC's exploration rights in the remaining 9,700 contiguous acres covered by the Development Agreement. Each party will pay its respective share of drilling, completion and operations costs. Pending ANEC’s satisfaction of certain conditions as set forth below, the term of the Development Agreement will be extended from November 2007 to November 2009.

     The Bayou Couba Field was discovered by Gulf Oil in 1942. The field is situated on a crest of a highly faulted salt dome which is productive from 30 sands. The nature of the faultline system creates traps that in the past were overlooked or created a potential for bypassed oil and gas production. In addition, preliminary analysis of reprocessed, state of the art 3-D seismic indicates numerous hydrocarbon traps at depths ranging between 4,000 and 20,000 feet. There are several leads that indicate significant potential reserves in the subsalt area. Initial drilling has focused and will continue to focus on numerous (i) development prospects with updip PUD potential, (ii) extensional prospects with trapped bypassed hydrocarbons and (iii) near field exploratory prospects with analog production.

     Since signing the ANEC Agreement, we have successfully completed three out of three wells at Bayou Couba:

>>	The DSCI 92ST well, drilled to a depth of approximately 6,040 feet, was completed in November of 2005 and is currently producing approximately 85 boe per day. We have a 15.625% working interest in the DSCI 92ST.

>>	The DSCI 51ST well, drilled to a depth of 5,600 feet, was completed in October of 2005 and is currently producing at a rate of approximately 45 boe per day. We have a 20.625% working interest in the DSCI 51ST.

>>	The DSCI 15ST well, completed in December of 2005 at a depth of approximately 7,600 feet, is currently producing approximately 80 boe per day. We have a 50% working interest in the DSCI 15ST.

     Based upon current 3-D seismic data acquired in conjunction with the ANEC Agreement, we have identified at least seven development and 14 exploration drilling prospects at Bayou Couba. On March 8, 2006, ANEC entered into a Seismic Survey Participation Agreement (the “Participation Agreement”) with Seismic Exchange, Inc. (“SEI”), to acquire a license with respect to the geophysical data covering 60 square miles of the 3-D Seismic Survey to be conducted pursuant to the Participation Agreement (the “Licensed Data”). The area to be surveyed by this shoot covers the 11,000 acres we have exploration and development rights in under our ANEC Agreement, as well as additional acres surrounding it. The cost of ANEC acquiring a license to the 3-D survey is $2 million, of which we have agreed to pay $1 million. The Participation Agreement provides that ANEC has the one-time right to designate a “Partner” to receive a Partner License from SEI. Pursuant to an Agreement with ANEC, ANEC has agreed that we shall have the right to cause ANEC to designate us as a “Partner”, if we shall so elect. If we elect to do so, we have agreed with ANEC to each pay SEI $500,000 for the Partner License. Upon delivery of the Licensed Data to ANEC, provided that ANEC makes timely payments to SEI therefor, Exxon Mobil has agreed to extend the term of the Development Agreement by two years to November 2009.

     Subject to rig availability, we anticipate that over the next 12 months, we will drill several exploration and development wells with the remainder to be held in inventory. Additionally, we believe that there is significant untested sub-salt gas potential and, pending results of the 3-D survey consucted by SEI, we would anticipate drilling an exploratory well beneath the salt dome during the first half of 2007.

South Texas Properties

The Welder Ranch Property

     The Welder Ranch Property consists of 7,950 contiguous acres of land leased from the Welder family in Victoria County, Texas. The Welder Leases are held by Vaquero Partners, LLC, our wholly-owned subsidiary (“Vaquero Partners”), and are operated by Dune Operating Company, which is also our wholly-owned subsidiary. Per the terms of the Welder Leases, Vaquero Partners receives 70% of net revenue generated on the Welder Ranch Property. Effective as of August 22, 2005, we became the sole owner of Vaquero Partners when Vaquero Partners redeemed the 15% membership interest previously held by Vaquero Oil and Gas, Inc.

     To date, our primary focus on the Welder Ranch Property has been on the Wilcox Formation. The Wilcox Formation is one of the most prolific formations along the Texas Gulf Coast. Our primary targets regarding exploration activity in the area are the geopressured lower and middle sands of the Wilcox formation. The Wilcox is productive at depths ranging from 8,300 feet to below 17,000 feet. The upper Wilcox sands have four producing intervals that are normally pressured. The middle and lower sands, beginning at approximately 9,500 feet, are geopressured. These geopressured zones are the primary targets on the Welder Ranch Property. A successful upper Wilcox well will cost between $800,000 and $1 million to drill and complete at the 9,000 foot depth, whereas a deeper geopressured well (such as Vaquero #1 well) may cost between $4 million and $5 million through completion. We completed the Vaquero #1 and the Vaquero #2 wells, which both targeted the geopressured Wilcox Formation.

     Our Vaquero #2 well was completed in the 12,300 foot horizon and put on production on August 1, 2005. Presently, the well is producing at the rate of 480 Mcfe per day. We hold a 63.5% net working interest in the Vaquero #2 well.

     The locations for our Vaquero # 1 and # 2 wells were drilled utilizing advanced 3D seismic interpretation, in conjunction with extensive geological and engineering analysis of leases acquired by us during 2003 and 2004. The Vaquero # 1 was drilled to a total depth of 13,920 feet and encountered gas shows at depths between 9,300 feet and 13,500 feet. Due to a mechanical casing failure, we could not complete the well in the 13,000 foot interval. The well was therefore completed in the 9,300 foot sand and is presently producing approximately 130 Mcfe per day. We are reviewing various alternatives in the Vaquero # 1 including, but not limited to, drilling a sidetrack to the original target depth, where potential gas reserves were evident on electric logs. We hold a 67.4% net working interest in the Vaquero #1 well. The 9,300 foot payzone encountered in the Vaquero #1 was also tested to be productive in the Vaquero #2, and will be categorized as “Proved Behind Pipe.”

     Our Rob Welder #1 well, completed in the Cook Mountain formation in August 2004, continues to produce at the rate of 310 Mcfe per day. We hold a 100% working interest in this well.

     During the first quarter of 2006, we completed a shallow Frio well and intend to place it on production shortly. Our geological and geophysical team has also identified a number of other large, high-quality, high-reserve potential prospects and leads on the Welder Ranch Property.

The Pearsall Property

     Our Pearsall Property presently consists of two leases covering 2,400 acres in the Pearsall Field, located in the Austin Chalk trend in Frio County, Texas. San Antonio based Alamo Operating Company is currently the contract operator; however, we expect to take over as operator as soon as practicable. As of March 15, 2006, the two wells in which we hold a working interest were producing oil at a combined rate of approximately 100 boe per day. We have a 27% working interest in the first well, and a 40% working interest in the second and each subsequent well. We have the right to participate (on similar terms) in the drilling of future reentry wells on the Pearsall Property on additional leases covering up to approximately 9,000 acres. Net revenue interest on the leases averages 76.5%. We are currently evaluating the drilling of additional wells on the Pearsall Property.

The Los Mogotes Property

     In May of 2004, we completed the purchase of a small non-operated working interest (0.7% W.I.) in the Haynes Lease (covering approximately 18,000 acres) located within Los Mogotes Field in Zapata County for $874,500. The Los Mogotes Field is an onshore U.S. development project in the South Texas Wilcox trend, with production averaging approximately 90 Mmcfe of gas per day. Our current working interest in the Los Mogotes project currently provides approximately $100,000 per month in cash flow.

Regulation

     Our business is or may be affected by numerous laws and regulations, including those relating to energy, environment, and conservation. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and/or criminal penalties, the imposition of injunctive relief or both. Changes in any of these laws and regulations could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on its future operations.

     We believe that current operations comply in all material respects with applicable laws and regulations, and that they have no more restrictive effect than on other similar companies in the energy industry.

     Our operations are subject to regulation at the state level and, in some cases, county, municipal and local governmental levels. Such regulation includes (1) requiring permits for the drilling of wells, (2) maintaining bonding requirements to drill or operate wells, and (3) regulating the location of wells, the method of drilling and casing wells, surface use and restoration of properties upon which wells are drilled, and (4) plugging and abandoning of wells and the disposal of fluids used and produced in connection with operations.

     Our operations are also subject to various conservation laws and regulations relating to well spacing, and safety issues for gathering systems.

Environmental Matters

     We are subject to extensive federal, state, and local environmental laws and regulations that, among other things, regulate the discharge or disposal of substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil, and/or criminal penalties and, in some cases, injunctive relief for failure to comply. Some laws and regulations relating to the protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination. Other laws and regulations may require the rate of oil and natural gas production to be below the economically optimal rate or may even restrict or prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action such as closure of inactive pits and plugging of abandoned wells to prevent pollution from former or suspended operations.

     We believe that we are in substantial compliance with current applicable laws and regulations and that continued compliance with existing requirements will not have a material adverse impact. However, from time to time, legislation or other initiatives are proposed to place more onerous conditions. Adoption of such proposals could adversely impact our operating costs, capital expenditures, earnings, and/or competitive position.

Employees

     As of March 15, 2006 we have 11 employees, of which 9 are full time employees and 2 are part time employees.

Risk Factors

RISKS RELATED TO THE BUSINESS

WE HAVE HAD OPERATING LOSSES AND LIMITED REVENUES TO DATE.

     We have been operating at a loss each year since its inception. Net losses applicable to common stockholders for the years ended December 31, 2004 and December 31, 2005 were $1,114,961 and $1,584,643, respectively. Revenues for the years ended December 31, 2004 and 2005 were $1,022,297 and $3,724,278, respectively. We may not be able to generate significant revenues in the future. In addition, we expect to incur substantial operating expenses in connection with our gas and oil exploration and development activities. As a result, we may continue to experience negative cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable.

WE HAVE SUBSTANTIAL CAPITAL REQUIREMENTS THAT, IF NOT MET, MAY HINDER OPERATIONS.

     We have experienced and expect to continue to experience substantial capital needs as a result of its active exploration, development, and acquisition programs. We expect that additional external financing will be required in the future to fund our growth. We may not be able to obtain additional financing, and financing under existing or new credit facilities may not be available in the future. Without additional capital resources, we may be forced to limit or defer our planned natural gas and oil exploration and development program and this will adversely affect the recoverability and ultimate value of our natural gas and oil properties, in turn negatively affecting our business, financial condition, and results of operations.

NATURAL GAS AND OIL PRICES ARE HIGHLY VOLATILE, AND LOWER PRICES WILL NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

     Our revenue, profitability, cash flow, oil and gas reserves value, future growth, and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent on prevailing prices of natural gas and oil. Historically, the markets for natural gas and oil have been volatile, and those markets are likely to continue to be volatile in the future. It is impossible to predict future natural gas and oil price movements with certainty. Prices for natural gas and oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty, and a variety of additional factors beyond our control. These factors include:

o	the level of consumer product demand;
o	overall economic conditions;
o	weather conditions;
o	domestic and foreign governmental relations;
o	the price and availability of alternative fuels;
o	political conditions;
o	the level and price of foreign imports of oil and liquefied natural gas; and
o	the ability of the members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil price controls.

     Declines in natural gas and oil prices may materially adversely affect our financial condition, liquidity, and ability to finance planned capital expenditures and results of operations. We do not currently engage in any hedging program to mitigate our exposure to fluctuation in oil and gas prices

DRILLING FOR NATURAL GAS AND OIL IS A SPECULATIVE ACTIVITY AND INVOLVES NUMEROUS RISKS AND SUBSTANTIAL AND UNCERTAIN COSTS THAT COULD ADVERSELY AFFECT US.

     Our success will be largely dependent upon the success of our drilling program. Drilling for natural gas and oil involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be discovered. The cost of drilling, completing, and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed, or canceled as a result of a variety of factors beyond our control, including:

o	unexpected or adverse drilling conditions;
o	elevated pressure or irregularities in geologic formations;
o	equipment failures or accidents;
o	adverse weather conditions;
o	compliance with governmental requirements; and
o	shortages or delays in the availability of drilling rigs, crews, and equipment.

     Even if drilled, our completed wells may not produce reserves of natural gas or oil that are economically viable or that meet our earlier estimates of economically recoverable reserves. Our overall drilling success rate or our drilling success rate for activity within a particular project area may decline. Unsuccessful drilling activities could result in a significant decline in our production and revenues and materially harm our operations and financial condition by reducing our available cash and resources. Because of the risks and uncertainties of our business, our future performance in exploration and drilling may not be comparable to our historical performance.

WE DEPEND ON SUCCESSFUL EXPLORATION, DEVELOPMENT, AND ACQUISITIONS TO MAINTAIN RESERVES AND REVENUE IN THE FUTURE.

     In general, the volume of production from natural gas and oil properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent that we conduct successful exploration and development activities or acquire properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. Our future natural gas and oil production is, therefore, highly dependent on our level of success in finding or acquiring additional reserves. We do not have an established history of locating and developing properties that have gas and oil reserves. As of the date hereof, none of our leased properties has generated significant operating revenues. Additionally, the business of exploring for, developing, or acquiring reserves is capital intensive. Recovery of our reserves, particularly undeveloped reserves, will require significant additional capital expenditures and successful drilling operations. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves would be impaired. In addition, we are dependent on finding partners for our exploratory activity. To the extent that others in the industry do not have the financial resources or choose not to participate in our exploration activities, we will be adversely affected.

RESERVE ESTIMATES DEPEND ON MANY ASSUMPTIONS THAT MAY TURN OUT TO BE INACCURATE

     Any material inaccuracies in these reserve estimates or underlying assumptions could materially affect the quantities and present values of our reserves. The process of estimating natural gas and oil reserves is complex. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this report. In order to prepare these estimates, we must project production rates and timing of development expenditures. We must also analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. The process also requires economic assumptions relating to matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise.

     Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from our estimates. A significant variance could materially affect the estimated quantities and pre-tax present value of reserves shown in this report. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

OUR FUTURE ACQUISITIONS MAY YIELD REVENUES OR PRODUCTION THAT VARIES SIGNIFICANTLY FROM OUR PROJECTIONS.

     In acquiring producing properties, we assess the recoverable reserves, future natural gas and oil prices, operating costs, potential liabilities and other factors relating to the properties. Our assessments are necessarily inexact and their accuracy is inherently uncertain. Our review of a subject property in connection with its acquisition assessment will not reveal all existing or potential problems or permit us to become sufficiently familiar with the property to assess fully its deficiencies and capabilities. We may not inspect every well, and we may not be able to observe structural and environmental problems even when we do inspect a well. If problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of those problems. Any acquisition of property interests may not be economically successful, and unsuccessful acquisitions may have a material adverse effect on our financial condition and future results of operations. We cannot assure you that:

o	we will be able to identify desirable gas and oil prospects and acquire leasehold or other ownership interests in such prospects at a desirable price;
o	any completed, currently planned, or future acquisitions of ownership interests in gas and oil prospects will include prospects that contain proven gas or oil reserves;
o	we will have the ability to develop prospects which contain proven gas or oil reserves to the point of production;
o	we will have the financial ability to consummate additional acquisitions of ownership interests in gas and oil prospects or to develop the prospects which we acquire to the point of production; or
o	that we will be able to consummate such additional acquisitions on terms favorable to us.

WE MAY EXPERIENCE DIFFICULTY IN ACHIEVING AND MANAGING FUTURE GROWTH.

     Future growth may place strains on our resources and cause us to rely more on project partners and independent contractors, possibly negatively affecting our financial condition and results of operations. Our ability to grow will depend on a number of factors, including:

o	our ability to obtain leases or options on properties for which we have 3-D seismic data;
o	our ability to acquire additional 3-D seismic data;
o	our ability to identify and acquire new exploratory prospects;
o	our ability to develop existing prospects;
o	our ability to continue to retain and attract skilled personnel;
o	our ability to maintain or enter into new relationships with project partners and independent contractors;
o	the results of our drilling program;
o	hydrocarbon prices; and
o	our access to capital.

     We may not be successful in upgrading our technical, operations, and administrative resources or in increasing our ability to internally provide certain of the services currently provided by outside sources, and we may not be able to maintain or enter into new relationships with project partners and independent contractors. Our inability to achieve or manage growth may adversely affect our financial condition and results of operations.

OUR BUSINESS MAY SUFFER IF WE LOSE KEY PERSONNEL.

     We depend to a large extent on the services of certain key management personnel, including our executive officers and other key employees, the loss of any of whom could have a material adverse effect on our operations. We have entered into employment agreements with each of Alan Gaines, our Chairman and CEO, Amiel David, our President and COO, and Hugh Idstein, our CFO. See "Executive Compensation – Employment Agreements." We do not maintain key-man life insurance with respect to any of our employees. Our success will be dependent on our ability to continue to employ and retain skilled technical personnel.

WE FACE STRONG COMPETITION FROM OTHER NATURAL GAS AND OIL COMPANIES.

     We encounter competition from other natural gas and oil companies in all areas of our operations, including the acquisition of exploratory prospects and proven properties. Our competitors include major integrated natural gas and oil companies and numerous independent natural gas and oil companies, individuals, and drilling and income programs. Many of our competitors are large, well-established companies that have been engaged in the natural gas and oil business much longer than we have and possess substantially larger operating staffs and greater capital resources than we do. These companies may be able to pay more for exploratory projects and productive natural gas and oil properties and may be able to define, evaluate, bid for, and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may be able to expend greater resources on the existing and changing technologies that we believe are and will be increasingly important to attaining success in the industry. We may not be able to conduct its operations, evaluate, and select suitable properties and consummate transactions successfully in this highly competitive environment.

THE UNAVAILABILITY OR HIGH COST OF DRILLING RIGS, EQUIPMENT, SUPPLIES OR PERSONNEL COULD AFFECT ADVERSELY OUR ABILITY TO EXECUTE ON A TIMELY BASIS OUR EXPLORATION AND DEVELOPMENT PLANS WITHIN BUDGET, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or affect adversely our exploration and development operations, which could have a material adverse effect on our financial condition and results of operations. Demand for drilling rigs, equipment, supplies and personnel currently is very high in the areas in which we operate, particularly in the Barnett Shale. An increase in drilling activity in the areas in which we operate could further increase the cost and decrease the availability of necessary drilling rigs, equipment, supplies and personnel.

WE MAY NOT BE ABLE TO KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS IN OUR INDUSTRY.

     The natural gas and oil industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As others use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement those new technologies at substantial costs. In addition, other natural gas and oil companies may have greater financial, technical, and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. We may not be able to respond to these competitive pressures and implement new technologies on a timely basis or at an acceptable cost. If one or more of the technologies we use now or in the future were to become obsolete or if we are unable to use the most advanced commercially available technology, our business, financial condition, and results of operations could be materially adversely affected.

WE ARE SUBJECT TO VARIOUS GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL RISKS.

     Natural gas and oil operations are subject to various federal, state, and local government regulations that may change from time to time. Matters subject to regulation include discharge permits for drilling operations, plug and abandonment bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of natural gas and oil wells below actual production capacity in order to conserve supplies of natural gas and oil. Other federal, state, and local laws and regulations relating primarily to the protection of human health and the environment apply to the development, production, handling, storage, transportation, and disposal of natural gas and oil, by-products thereof, and other substances and materials produced or used in connection with natural gas and oil operations. In addition, we may be liable for environmental damages caused by previous owners of property we purchase or lease. Some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances such as oil and gas related products. As a result, we may incur substantial liabilities to third parities or governmental entities and may be required to incur substantial remediation costs. We also are subject to changing and extensive tax laws, the effects of which cannot be predicted. Compliance with existing, new, or modified laws and regulations could have a material adverse effect on our business, financial condition, and results of operations.

OUR ABILITY TO PRODUCE SUFFICIENT QUANTITIES OF OIL AND GAS FROM OUR PROPERTIES MAY BE ADVERSELY AFFECTED BY A NUMBER OF FACTORS OUTSIDE OF OUR CONTROL.

     Our business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, do not produce oil and/or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, mechanical failures, explosions, fires, blowouts, release of toxic gases, loss of circulation of drilling fluids, pipeline ruptures or spills, or other conditions may substantially delay or prevent completion of any well. This could result in a total loss of our investment in a particular property. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic if water or other deleterious substances are encountered, which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. As with any petroleum property, there can be no assurance that oil and gas will be produced from the properties in which we have interests. In addition, the marketability of oil and gas which may be acquired or discovered is affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. We cannot predict how, when, or if any or all of these factors will adversely affect our business. If we are unable to produce oil and/or natural gas from our properties in commercial quantities, our operations will be severely affected.

WE MAY NOT HAVE ENOUGH INSURANCE TO COVER ALL OF THE RISKS WE FACE.

     In accordance with customary industry practices, we maintain insurance coverage against some, but not all, potential losses in order to protect against the risks we faces. We do not carry business interruption insurance. We may elect not to carry insurance if our management believes that the cost of available insurance is excessive relative to the risks presented. In addition, we cannot insure fully against pollution and environmental risks. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations.

OPERATORS OF PROSPECTS IN WHICH WE PARTICIPATE MAY NOT MAINTAIN OR MAY FAIL TO OBTAIN ADEQUATE INSURANCE.

     Oil and gas operations are subject to particular hazards incident to the drilling and production of oil and gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires and pollution and other environmental risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operation. We do not operate all of the properties in which we have an interest. In the projects in which we own a non-operating interest directly or own an equity interest in a limited partnership which in turn owns a non-operating interest, the operator for the prospect maintains insurance of various types to cover our operations with policy limits and retention liability customary in the industry. We believe the coverage and types of insurance are adequate. The occurrence of a significant adverse event that is not fully covered by insurance could result in the loss of our total investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

THE MARKETABILITY OF OUR NATURAL GAS PRODUCTION DEPENDS ON FACILITIES THAT WE TYPICALLY DO NOT OWN OR CONTROL, WHICH COULD RESULT IN A CURTAILMENT OF PRODUCTION AND REVENUES.

     The marketability of our production depends in part upon the availability, proximity, and capacity of natural gas gathering systems, pipelines, and processing facilities. We generally deliver natural gas through gas gathering systems and gas pipelines that we do not own under interruptible or short-term transportation agreements. Under the interruptible transportation agreements, the transportation of our gas may be interrupted due to capacity constraints on the applicable system, for maintenance or repair of the system, or for other reasons as dictated by the particular agreements. Our ability to produce and market natural gas on a commercial basis could be harmed by any significant change in the cost or availability of such markets, systems, or pipelines.

WE CANNOT CONTROL THE ACTIVITIES ON PROPERTIES WE DO NOT OPERATE AND ARE UNABLE TO ENSURE THEIR PROPER OPERATION AND PROFITABILITY.

     We do not operate all of the properties in which we have an interest. As a result, we have limited ability to exercise influence over, and control the risks associated with, operations of these properties. The failure of an operator of our wells to adequately perform operations, an operator's breach of the applicable agreements, or an operator's failure to act in ways that are in our best interests could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others depends upon a number of factors outside of our control, including the operator's:

o	timing and amount of capital expenditures;
o	expertise and financial resources;
o	inclusion of other participants in drilling wells; and
o	use of technology.

WE MAY HEDGE THE PRICE RISKS ASSOCIATED WITH OUR PRODUCTION. OUR HEDGE TRANSACTIONS MAY RESULT IN OUR MAKING CASH PAYMENTS OR PREVENT US FROM BENEFITING TO THE FULLEST EXTENT POSSIBLE FROM INCREASES IN PRICES FOR NATURAL GAS AND OIL.

     Because natural gas and oil prices are unstable, as we grow, we may enter into price-risk-management transactions such as swaps, collars, futures, and options to reduce our exposure to price declines associated with a portion of our natural gas and oil production and thereby to achieve a more predictable cash flow. The use of these arrangements will limit our ability to benefit from increases in the prices of natural gas and oil. Our hedging arrangements may apply to only a portion of our production, thereby providing only partial protection against declines in natural gas and oil prices. These arrangements could expose us to the risk of financial loss in certain circumstances, including instances in which production is less than expected, our customers fail to purchase contracted quantities of natural gas and oil, or a sudden, unexpected event materially impacts natural gas or oil prices.

RISKS RELATED TO THE COMMON STOCK

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTERESTS DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

     We may in the future issue our previously authorized and unissued securities which will result in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 100,000,000 shares of Common Stock and 1,000,000 shares of preferred stock with such designations, preferences and rights as determined by our board of directors. As of the date hereof, we have outstanding 59,244,859 shares of Common Stock and have outstanding options and warrants to purchase an additional 3,502,657 shares of Common Stock. Some of these securities contain anti-dilution provisions that will result in the issuance of additional shares in the event we sell additional shares of Common Stock at prices less than the applicable conversion price. Issuance of these shares of Common Stock may substantially dilute the ownership interests of our existing stockholders. The potential issuance of such additional shares of Common Stock may create downward pressure on the trading price of our Common Stock that in turn will require us to issue additional shares to raise funds through sales of our securities. We may also issue additional shares of our capital stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes, or for other business purposes. This will further dilute the interests of our existing holders.

WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

     We have never declared or paid a dividend on our Common Stock. We intend to retain earnings, if any, for use in our operations and the expansion of our business and therefore do not anticipate paying any dividends in the foreseeable future.

A SIGNIFICANT MARKET FOR OUR COMMON STOCK MAY NOT DEVELOP.

     Our Common Stock began trading on the American Stock Exchange on May 9, 2005. The average daily volume for the Common Stock over the past three months is approximately 70,000 shares. We are not certain that an active trading market in our Common Stock will develop, or if such a market develops, that it will be sustained.

THE TRADING PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

     The trading price of our shares has from time to time fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors, including the risk factors set forth herein, as well as our operating results, financial condition, announcements or drilling activities, general conditions in the oil and gas exploration and development industry, and other events or factors. In addition, we have agreed to file a registration statement to permit the public resale of the shares sold in our private placement completed as of February 1, 2006 and certain other of our outstanding securities. The influx of such a substantial number of shares into the public market could have significant negative effect on the trading price of our Common Stock. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our Common Stock. These fluctuations may have an extremely negative effect on the market price of our Common Stock.

Item 2. Description of Property.

     Our headquarters are located at 3050 Post Oak Blvd., Suite 695, Houston, Texas. We presently lease 4,197 square feet at such location at an annual rent of $79,740. Our office lease expires June 1, 2009.

     The information appearing in Item 1 of this Annual Report is incorporated by reference herein.

Item 3. Legal Proceedings.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     In December 2005, our shareholder holding 35,464,397 shares (approximately 70.6%) of the 50,244,859 shares of our Common Stock outstanding at such time consented in writing, without a meeting, to our issuance of up to 9,900,000 shares of Common Stock in connection with our private placement which was completed on February 1, 2006. On or about January 6, 2006, we mailed to our shareholders an information statement on Schedule 14C with respect to such matter.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

     On May 9, 2005, our Common Stock began trading on the American Stock Exchange under the symbol "DNE". Prior to May 9, 2005, our Common Stock was traded on the OTC Bulletin Board under the symbol "DENG." Our Common Stock became eligible for quotation on the OTC Bulletin Board on May 11, 2004. The following table sets forth, for periods prior to May 9, 2005, the high and low bid prices per share of the Common Stock for each of the calendar quarters identified below as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The following table also sets forth, for the period from May 9, 2005 to December 31, 2005, the high and low sale prices of the Common Stock on the American Stock Exchange.

2005:	High	Low

Quarter ended December 31, 2005	$3.00	$1.81
Quarter ended September 30, 2005	$2.80	$2.81
Quarter ended June 30, 2005 (May 9, 2005 through June 30, 2005)	$2.92	$1.85
Quarter ended June 30, 2005 (through May 8, 2005)	$3.05	$2.00
Quarter ended March 31, 2005	$3.00	$0.73

2004:	High	Low

Quarter ended December 31, 2004	$1.10	$0.55
Quarter ended September 30, 2004	3.45	0.90
Quarter ended June 30, 2004 (began May 11, 2004)	3.75	1.84

     The last sales price of our Common Stock as reported on the American Stock Exchange on December 30, 2005 was $2.84 per share.

     As of March 15, 2006, there were approximately 292 holders of record of our Common Stock.

     We have not paid any cash dividends to date, and have no intention of paying any cash dividends on the Common Stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to certain limitations imposed under Delaware corporation law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors. The agreements and instruments that we entered into in 2005 in connection with our debt financings contain significant restrictions on our ability to pay dividends on our Common Stock.

     As of March 15, 2006, approximately 3,502,657 shares of our Common Stock were subject to issuance upon exercise or conversion of outstanding options or warrants to purchase shares of Common Stock.

     The following table provides information as of December 31, 2005 about our equity compensation plans and arrangements as of December 31, 2005.

Equity Compensation Plan Information - December 31, 2005

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	1,224,324	$ 2.44	–

Equity compensation plans not approved by security holders	2,278,333	$1.93	–

Total	3,502,657	$2.10	–

(1)	Consists of warrants issued to our placement agent to purchase (a) 324,324 shares of our Common Stock at $1.85 per share, and (b) 900,000 shares of our Common Stock at $2.65 per share.
(2)	Consists of stock options grants to our employees, officers and directors.

Item 6. Management's Discussion and Analysis or Plan of Operations.

Introduction

     We are engaged in the exploration, development, exploitation and production of oil and natural gas. We sell our oil and gas primarily to domestic pipelines and refineries. We entered into a number of property acquisitions and joint ventures during 2004 and 2005 as described in Note 2 to our financial statements filed with this report. We did not make any dispositions of property during 2004 and 2005. These acquisitions and joint ventures significantly affected our results of operations during 2004 and 2005 and had the effect of significantly increasing both our revenues and expenses. Our financial statements consolidate our accounts with those of our wholly-owned subsidiary, Vaquero Partners LLC, and all inter-company balances and transactions between Dune Energy, Inc. and Vaquero Partners LLC have been eliminated in such consolidation.

Results of Operations

     Year ended December 31, 2005 compared to year ended December 31, 2004

     Revenues. Our revenues were $3,724,278 in 2005, compared to revenues of $1,022,297 in 2004. This 364% increase in revenues from 2004 to 2005 was the result of receiving $1,768,406 from production for existing wells, $1,599,632 from seven wells drilled in 2005 and $356,240 from wells acquired during 2005. During the first quarter of 2006 we drilled four wells, two of which were successful and should be on production early in the second quarter of 2006; one of which requires additional work and one of which was a marginal well that management decided to plug for economic reasons.

     Operating Expenses: The increase in our operating expenses can generally be attributed to a significant increase in well drilling activity and costs associated with evaluating and closing several projects including the Voyager acquisition and our joint venture at Bayou Couba. Excluding our participation in the drilling at Los Mogotes, Dune participated in the drilling of seven wells in 2005 versus the three we participated in 2004. This increase in activity resulted in additional operating expenses. We expect operating expenses to increase as a result of increased drilling activity and continued acquisition activity.

     General and Administrative Expenses. Our general and administrative expenses increased from $1,935,539 in 2004 to $2,550,549 in 2005, an increase of approximately 25%. Increased drilling and acquisition activity resulted in increased general and administrative costs related to salary expense (hiring additional employees) and accounting expense. We expect general and administrative expense to increase at a lower rate than 2005.

     Production Taxes. Production taxes refer to state assessed severance tax on the production of oil and gas and also the marketing and transportation costs of these products. Production net to Dune increased from 47,000 Mcfe in 2004 to 438,000 Mcfe in 2005 a 930% increase. Production taxes increased as a result of increased production and increases in transportation and marketing costs.

     Depletion, Depreciation and Amortization. Depletion, depreciation and amortization (“DD&A”) expenses are on the full cost method of accounting. In 2004 our DD&A was very small at $63,801 due to a much smaller cost basis and lower production levels. Dune’s full cost pool increased from $6.9 million in 2004 to almost $21.0 million in 2005. Depletion and depreciation of oil and gas properties is on a units of production basis and was $918,438 for 2005. Depreciation of office equipment is on a straight line basis and was $5,033 for 2005. In addition, loan costs and fees are amortized over the term of the debt instruments to which they relate. In 2005, amortization expenses was $143,558. We expect our DD&A expense to increase as production increases.

     Lease Operating Expense. Lease operating expense refers to costs incurred in the direct operation of the wells. Dune’s operating expense grew from $37,478 in 2004 to $378,163 in 2005 in direct relation to our increase in well activity. Lease operating expense is expected to continue to increase as more drilling and production activity occurs.

     Operating Loss. Our aggregate operating loss decreased from $1,079,717 in 2004 to $612,772 in 2005 as the $2,701,981 increase in revenue was greater than the $2,235,036 increase in operating expenses.

     Other Income (Expense):

     Other Income. Other income of $78,194 in 2004 was related to the adjustments to accounts payable balances. There were no resulting adjustments in 2005.

     Interest Income. Our interest income increased slightly, from $45,395 in 2004 to $48,893 in 2005 due to higher cash balances and higher interest rates.

     Minority Interest. Minority interest refers to activity due a minority interest owner in the Vaquero Partners LLC. Their net income (loss) is reflected as minority interest on our financial statements. Minority interest expense was $38,193 and $52,611 in 2004 and 2005 respectively. With respect to Vaquero Partners LLC, there will be no minority interest expense in the future as Dune has acquired the minority owner’s interest.

     Interest Expense. Interest expense increased from $120,640 in 2004 to $775,427 in 2005. This was the result of increasing debt to $39,097,514 by the end of 2005. Interest expense will continue to grow in 2006 as debt balances are anticipated to remain at current or higher levels depending on drilling and acquisition activity.

     Accretion Expense. We incurred accretion expense of $2,173 in 2005 as a result of recording our asset retirement obligation entry in 2005.

     Loss on Embedded Derivative Liability. We recorded a loss on our mark to market of our embedded derivatives as of December 31, 2005. This is on our participating collars on oil and gas swaps. As of December 31, 2005, our mark to market value reflected a liability of $190,553.

     Net Loss. Our net loss increased $469,682 from $1,114,961 in 2004 to $1,584,643 in 2005. A large component of the net loss in 2005 was interest expense of $775,427 and loss on embedded derivative liability of $190,553.

     Net Loss Per Share. Even though our net loss increased from 2004 to 2005, our net loss per share decreased from $(0.04) in 2004 to $(0.03) in 2005 because the weighted average shares outstanding in 2005 increased.

Impact of Inflation

Inflation has not had a material effect on our results of operations.

Financial Liquidity and Capital Resources

     We believe that our cash requirements in the next twelve months will be met by our revenues from operations, our cash reserves and draws available under our current banking facilities.

Private Equity Placements

     On September 30, 2005, we closed a private equity offering pursuant to which we received $6,000,000 in gross proceeds. A total of 3,243,243 shares of Common Stock were sold at a price of $1.85 per share. Sanders Morris Harris Inc. (“SMH”) acted as Placement Agent in the offering and received (i) a cash fee equal to 5% of the gross proceeds and (ii) a warrant exercisable for up to 324,324 shares of our Common Stock at an exercise price of $1.85 per share.

     In February 2006, we closed a private equity offering pursuant to which we sold a total of 9,000,000 shares of our Common Stock at a price of $2.65 per share. Gross proceeds raised in this offering were $23,850,000. SMH served as our lead placement agent and C.K. Cooper & Company served as co-placement agent. From the gross proceeds, we paid our investment bankers a placement agent fee of $1,192,500 (5% of the gross proceeds) and we paid SMH a financial advisory fee of $477,000 (2% of the gross proceeds). We also issued to SMH, a warrant exercisable for up to 900,000 shares our Common Stock, at an exercise price of $2.65 per share. The price per share in this offering was determined by taking the thirty (30) day volume weighted average market price of our Common Stock as of January 17, 2006, and discounting it by approximately 10% to account for investors’ receiving unregistered stock.

Debt Financings

     To finance our recent and pending property acquisitions, we entered into a Credit Agreement dated as of November 17, 2005 (the "Credit Agreement"), with Standard Bank Plc, as Administrative Agent and Lender ("Standard") and Standard Americas Inc., as Collateral Agent. In accordance with the requirement of Standard, we also entered into a Swap Agreement ("Swap Agreement") with Standard providing the notional volumes which are 65% to 70% of the reasonably anticipated projected production from Proved Developed Producing Reserves (as defined in the Credit Agreement) for each month through the second anniversary of November 17, 2005 for each crude oil and natural gas streams, calculated separately; pursuant to the requirements of the Credit Agreement, separate swap hedges need to be put in place by us at a number of specific times when the Proved Developed Producing Reserves are calculated and recalculated.

     In addition, we entered into a Term Loan Agreement dated as of November 17, 2005 (the "Term Loan Agreement") with our majority stockholder, Itera Holdings BV. Amounts borrowed from Itera under the Term Loan Agreement are subordinated to all obligations under the Credit Agreement and the Swap Agreement and are evidenced by a convertible subordinated promissory note (the "Convertible Subordinated Note").

     Under the Term Loan Agreement, Itera agreed to make available to us, up to $25 million of subordinated debt. Effective November 17, 2005, prior promissory notes evidencing our $8.5 million outstanding subordinated indebtedness to Itera were refinanced by a Convertible Subordinated Note. In addition, in connection with the closing of the acquisition of the Voyager Tranche 1 assets, we borrowed an additional $12 million under the Term Loan Agreement, also evidenced by the Convertible Subordinated Note. Loans made by Itera under the Term Loan Agreement accrue interest at a rate between 11.5% and 12.5% per annum. One half of accrued interest is payable in convertible notes having the same terms and conditions as the Convertible Subordinated Note and under the terms of the Credit Agreement must be so paid so long as any obligations under the Credit Agreement and the Swap Agreement remain unsatisfied. Pursuant to the Convertible Subordinated Note, Itera may elect to convert all or a portion of the outstanding principal amount plus accrued and unpaid interest (the "Conversion Amount") due under the Convertible Subordinated Note, in increments of at least $100,000, into such number of shares of our Common Stock equal to the quotient of (x) the Conversion Amount divided by (y) $4.625. We received the opinion of an investment banking firm, stating that the terms of the Term Loan Agreement and Convertible Subordinated Note are fair, from a financial point of view, to our stockholders.

     Prior to November 17, 2005, we had incurred indebtedness from Itera totaling $8,500,000. Such indebtedness, described below, were refinanced by our issuance of a Convertible Subordinated Note to Itera on November 17, 2005. During the quarter ended September 30, 2005, Itera loaned us the sum of $2.0 million pursuant to the terms of a promissory note dated August 12, 2005. In addition, Itera advanced $1.5 million to us in June 2005 and $5 million in March 2005. Subject to mandatory prepayment upon the occurrence of certain events, the promissory notes evidencing all three loans had a three year maturity and bore interest at the Prime Rate plus 4% per annum.

     Subject to the satisfaction of a Borrowing Base formula, numerous conditions precedent and covenants, the Credit Agreement provides for facilities of up to $50 million. In connection with the acquisitions of the Springside Properties and the Voyager Tranche 1 assets, we borrowed $8.5 million under the revolving credit facility and made the First Term Draw under the term loan facility in the amount of $10 million. Unless earlier payment is required under the Credit Agreement, Revolving Loans must be paid on or before November 17, 2007 and Term Loans on or before May 17, 2007. The Second Term Draw, which may be requested on or before May 31, 2006 and may be up to $19 million, is conditioned, among other things, the additional convertible subordinated loan by Itera of the $4.5 million balance of its $25 million commitment under the Term Loan Agreement and acquisition of additional Oil and Gas Properties.

     As security for all of our obligations under the Credit Agreement and the Swap Agreement, we granted Standard a security interest in and a first lien on, all of our assets including, without limitation, the Barnett Shale properties that we acquired or will acquire from Voyager. Our two wholly-owned subsidiaries, Vaquero Partners LLC and Dune Operating Company, have each guaranteed our obligations. Under the Credit Agreement, interest on Revolving Loans accrues at the LIBOR Rate plus the Applicable Margin while interest on Term Loans accrues at a rate between 12% and 13% per annum.

Critical Accounting Policies

     Our significant accounting policies are more fully described in Note 1 to the audited financial statements included with this report. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions.

     We use the full cost accounting method to account for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves.

Quantitative and Qualitative Disclosure about Market Risk

     Our primary exposure to market risk consists of changes in interest rates on borrowings under our Credit Agreement with Standard. An increase in interest rates would adversely affect our operating results and the cash flow available after debt service to fund operations. We manage exposure to interest rate fluctuations by optimizing the use of fixed and variable rate debt. Except with respect to the interest rates under the Credit Agreement, we do not have debts or hold instruments that are sensitive to changes in interest rates, foreign currency exchange rates or commodity prices.

Item 7. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Dune Energy, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Dune Energy Inc. as of December 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of Dune's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dune Energy Inc., as of December 31, 2005, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONE & BAILEY, PC

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 24, 2006

Dune Energy, Inc.
Consolidated Balance Sheet
December 31, 2005

ASSETS
Current assets:
Cash	$3,754,120
Accounts receivable	1,595,967

Total current assets	5,350,087

Property and equipment	39,127
Less accumulated depreciation	(5,033)

Net property and equipment	34,094

Oil and gas properties, using full cost accounting:
Properties being amortized	20,984,208
Properties not subject to amortization	28,962,342
Deposits on oil and gas properties	1,820,101
Less accumulated depreciation, depletion and amortization	(982,240)

Net oil and gas properties	50,784,411

Deferred financing costs, net of accumulated amortization
of $143,558	2,363,187

TOTAL ASSETS	$58,531,779

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities - accounts payable and accrued liabilities	$4,280,024
Long-term debt	39,097,514
Other long-term liabilities	269,235

Total liablities	43,646,773

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 shares
authorized, 50,244,859 shares issued and outstanding	50,244
Additional paid-in capital	20,093,671
Accumulated deficit	(5,258,909)

Total stockholders' equity	14,885,006

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,531,779

See summary of significant accounting policies and notes to financial statements.

Dune Energy, Inc.
Consolidated Statements of Operations
Years ended December 31, 2005 and 2004

	2005	2004

Revenues	$3,724,278	$1,022,297

Operating expenses:
General and administrative expense	2,550,549	1,935,539
Production taxes	341,309	65,196
Depletion, depreciation and amortization	1,067,029	63,801
Lease operating expense	378,163	37,478

Operating loss	(612,772)	(1,079,717)

Other income (expense):
Other income	–	78,194
Interest income	48,893	45,395
Minority interest	(52,611)	(38,193)
Interest expense	(775,427)	(120,640)
Accretion expense	(2,173)	–
Loss on embedded derivative liability	(190,553)	–

Net loss	$(1,584,643)	$(1,114,961)

Net loss per share:
Basic and diluted	$(0.03)	$(0.04)
Weighted average shares outstanding:
Basic and diluted	47,557,242	30,443,387

See summary of significant accounting policies and notes to financial statements.

Dune Energy, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2005 and 2004

	Preferred Stock - Series A		Common Stock

	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Total Equity

Balance at
December 31, 2003	–	$–	7,119,127	$7,119	$2,103,505	$(2,559,305)	$(448,681)
Stock issued for:
Services	–	–	522,917	523	219,435	–	219,958
Cash	222,222	222	35,464,432	35,465	10,964,313	–	11,000,000
Commissions	–	–	476,323	476	(476)	–	–
Conversion of preferred to common	(111,111)	(111)	222,222	222	(111)	–	–
Debt	–	–	1,792,150	1,792	764,708	–	766,500
Net loss	–	–	–	–	–	(1,114,961)	(1,114,961)

Balance at
December 31, 2004	111,111	111	45,597,171	45,597	14,051,374	(3,674,266)	10,422,816
Stock issued for:
Debt	–	–	1,182,223	1,182	443,818	–	445,000
Conversion of preferred to common	(111,111)	(111)	222,222	222	(111)	–	–
Cash paid to consultant for stock subscription	–	–	–	–	(398,167)	–	(398,167)
Cash received for stock subscription	–	–	3,243,243	3,243	5,996,757	–	6,000,000
Net loss	–	–	–	–	–	(1,584,643)	(1,584,643)

Balance at December 31, 2005	–	$–	50,244,859	$50,244	$20,093,671	$(5,258,909)	$14,885,006

See summary of significant accounting policies and notes to financial statements.

Dune Energy, Inc.
Consolidated Statements of Cash Flows
Years ended December 31, 2005 and 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,584,643)	$(1,114,961)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depletion, depreciation and amortization	1,067,029	63,801
Minority interest	(17,201)	17,201
Stock for services and interest	–	219,958
Changes in:
Accounts receivable	(1,059,638)	(444,392)
Other current assets	–	42,690
Accounts payable and accrued liabilites	4,002,084	(9,196)
Other long-term liabilities	269,235	–

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,676,866	(1,224,899)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved and unproved properties	(43,003,119)	(5,800,842)
Deposits on oil and gas properties	(1,820,101)	–
Purchase of office equipment	(39,127)	–

NET CASH USED IN INVESTING ACTIVITIES	(44,862,347)	(5,800,842)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	39,097,514	–
Proceeds from sale of common stock	5,601,833	10,800,000
Payment of loan origination fees	(2,506,745)	–
Proceeds from sale of preferrred stock	–	200,000
Proceeds from sale of convertible debentures	–	45,000
Payments on notes payable	–	(500,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	42,192,602	10,545,000

NET CHANGE IN CASH BALANCE	7,121	3,519,259
Cash balance at beginning of period	3,746,999	227,740

Cash balance at end of period	$3,754,120	$3,746,999

SUPPLEMENTAL DISCLOSURES
Interest paid	$553,236	$99,351
Income taxes paid	–	–
NON-CASH DISCLOSURES
Stock issued for conversion of debt	$450,000	$724,000
Conversion of preferred stock to common stock	222	100,000
Increase in oil and gas property for note payable	–	140,000
Reduction in oil and gas property for adjustment in purchase price	–	91,937
Stock issued for debt to related party	–	42,500

See summary of significant accounting policies and notes to financial statements.

DUNE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and organization

Dune Energy, Inc., a Delaware corporation ("Dune" or the "Company"), is an independent energy company that was formed in 1998. Since May 2004, Dune has been engaged in the exploration, development, exploitation and production of oil and natural gas. Dune sells its oil and gas products primarily to domestic pipelines and refineries. Its operations are presently focused in the States of Texas and Louisiana. Dune, through its 100% owned subsidiary, Vaquero Partners LLC ("Vaquero"), acquired interests in certain oil and natural gas leases located in Victoria County, Texas. Dune also directly holds interests in other properties discussed in this 10-KSB.

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

Amortization of unproved property costs begins when the properties become proved or their values become impaired. Dune assesses the realizability of unproved properties on at least an annual basis or when there has been an indication that an impairment in value may have occurred. Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of Dune to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For Dune, asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating condition, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. Costs of oil and gas properties will be amortized using the units of production method.

Revenue recognition

Dune records oil and gas revenues following the entitlement method of accounting for production, in which any excess amount received above Dune's share is treated as a liability. If less than Dune's share is received, the underproduction is recorded as an asset. Dune did not have an imbalance position in terms of volumes or values at December 31, 2005.

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

Property and equipment

Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in other revenues.

Deferred financing costs

In connection with debt financings, Dune has paid $2,506,745 in fees. These fees were recorded as deferred financing costs and are being amortized over the life of the loans using the straight-line method.

Long-lived assets

Long-lived assets to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of the asset's carrying amount or fair value less cost to sell.

Derivatives

Derivative financial instruments, utilized to manage or reduce commodity price risk related to Dune's production and interest rate risk related to Dune's long-term debt, are accounted for under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities", and related interpretations and amendments. Under this statement, derivatives are carried on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects earnings. If the derivative is not designated as a hedge, changes in the fair value are recognized in other expense. Ineffective portions of changes in the fair value of cash flow hedges are also recognized in other expense.

Stock-based compensation

Dune records as compensation expense as the excess of the fair value of such shares over the exercise price as calculated pursuant to Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), recognized over the related service period. Dune accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services". For expensing purposes, the value of common stock issued to non-employees and consultants is determined based on the fair value of the services received or the fair value of the equity instruments issued, whichever value is more reliably measurable.

Had compensation expense for 2005 and 2004 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS No. 148, Dune's net loss to common shareholders and net loss per share would have been:

	2005	2004

Net loss, as reported	$(1,584,643)	$(1,114,961)
Add: Stock-based employee compensation expense included in reported
net income determined under APB No. 25	–	–
Deduct: Total stock-based employee compensation expense determined
under fair-value based method for all awards	2,234,056	–

Pro forma net loss	$(3,818,699)	$(1,114,961)

Loss per share, basic and diluted:
As reported	$(0.03)	$(0.04)
Pro forma	$(0.08)	$(0.04)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be issued in future years. The estimated fair value of each option granted was calculated using the Black-Scholes option pricing model. The following summarizes the weighted average of the assumptions used in the model.

	2005	2004

Risk free rate	2.0%	–%
Expected years until exercise	5.0	–
Expected stock volatility	135.72%	–%
Dividend yield	N/A	N/A

Income taxes

Dune recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Dune provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

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

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation". SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is not currently expected to have a material impact on the financial statements of Dune during the calendar year 2006.

Dune does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

NOTE 2 – PROPERTY ACQUISITIONS

On June 3, 2004, Dune closed its purchase of 34.98% of Penroc Oil Corporation's approximately 2% working interest in the Los Mogotes Field located in Zapata County, Texas. The effective date of the closing was May 28, 2004. Total consideration consisted of 25,000 shares of Dune common stock and cash of $874,500.

On December 13, 2004, Dune Energy announced that it entered into a Joint Venture Participation Agreement covering 2,309 acres plus various agreements covering approximately 16,695 additional acres, in the Pearsall Field, located in Frio County, Texas. The Agreement calls for Dune, at its option on a well by well basis, to drill up to 24 locations on the various leases underlying this transaction. During 2004, Dune paid $409,050 for its working interest (27%) cost of drilling the initial well and $133,782 for leasehold and geophysical and geological costs.

On October 19, 2005, Dune acquired certain exclusive exploration and development rights from American Natural Energy Corporation ("ANEC"), with an effective date of August 26, 2005, in ANEC's Joint Development Agreement with ExxonMobil Corp., covering approximately 11,000 contiguous acres in St. Charles Parish, Louisiana. Dune has the right to participate in 50% of ANEC's development rights in the Delta Securities Lease in exchange for $1 million. Upon the successful drilling of one of the first two exploratory wells drilled, Dune will be required to pay ANEC an additional $500,000.

On November 17, 2005, Dune acquired the interests in certain oil and gas properties (the "Springside Properties") from Voyager Partners, Ltd. ("Voyager"). Dune paid a total of $5,451,362 for the Springside Properties with an effective date of July 1, 2005.

On December 16, 2005, Dune acquired the interests in certain producing and non-producing natural gas properties and related property and equipment located in the Barnett Shale play in the North Texas Fort Worth Basin from Voyager ("Voyager Tranche 1"). The purchase price for the properties was $24.6 million with an effective date of May 1, 2005.

NOTE 3 – CONVERTIBLE DEBENTURES

In March 2004, Dune issued a convertible debenture with a face value of $45,000. The debenture was convertible into Dune common stock at $0.45 per share at the option of the holder.

During the year ended December 31, 2004, nineteen holders converted $766,500 of convertible debentures into 1,792,150 shares of common stock. During the year ended December 31, 2005, the remaining holders converted $445,000 in convertible debentures into 1,182,223 shares of common stock. As of December 31, 2005, there are no remaining convertible debentures outstanding.

Dune analyzed these convertible debentures for derivative accounting consideration under SFAS No. 133 and EITF 00-19. The Company determined that derivative accounting is not applicable for the convertible debentures.

NOTE 4 – DEBT FINANCINGS

To finance the Company's recent and pending property acquisitions, Dune entered into a Credit Agreement dated as of November 17, 2005 (the "Credit Agreement"), with Standard Bank Plc, as Administrative Agent and Lender ("Standard") and Standard Americas Inc., as Collateral Agent. In accordance with the requirement of Standard, Dune also entered into a Swap Agreement ("Swap Agreement") with Standard. The Standard agreements requires the company to enter into swap arrangements equal to 65% to 70% of the reasonably anticipated projected production from Proved Developed Producing Reserves (as defined in the Credit Agreement) for each month through the second anniversary of November 17, 2005 for each crude oil and natural gas streams, calculated separately. Pursuant to the requirements of the Credit Agreement, separate swap hedges need to be put in place by Dune at a number of specific times when the Proved Developed Producing Reserves are calculated and recalculated.

In addition, Dune entered into a Term Loan Agreement dated as of November 17, 2005 (the "Term Loan Agreement") with its majority stockholder, Itera Holdings BV. Amounts borrowed from Itera under the Term Loan Agreement are subordinated to all obligations under the Credit Agreement and the Swap Agreement and are evidenced by a convertible subordinated promissory note (the "Convertible Subordinated Note").

Under the Term Loan Agreement, Itera agreed to make available to Dune, up to $25 million of subordinated debt. Effective November 17, 2005, prior promissory notes evidencing $8.5 million outstanding subordinated indebtedness to Itera were refinanced by a Convertible Subordinated Note. In addition, in connection with the closing of the acquisition of the Voyager Tranche 1 assets, Dune borrowed an additional $12 million under the Term Loan Agreement, also evidenced by the Convertible Subordinated Note. Loans made by Itera under the Term Loan Agreement accrue interest at a rate between 11.5% and 12.5% per annum. One half of accrued interest is payable in convertible notes having the same terms and conditions as the Convertible Subordinated Note and under the terms of the Credit Agreement must be so paid so long as any obligations under the Credit Agreement and the Swap Agreement remain unsatisfied. Pursuant to the Convertible Subordinated Note, Itera may elect to convert all or a portion of the outstanding principal amount plus accrued and unpaid interest (the "Conversion Amount") due under the Convertible Subordinated Note, in increments of at least $100,000, into such number of shares of Dune's common stock equal to the quotient of (x) the conversion amount divided by (y) $4.625. Dune received the opinion of an investment banking firm stating that the terms of the Term Loan Agreement and Convertible Subordinated Note are fair, from a financial point of view, to our stockholders.

Prior to November 17, 2005, Dune had incurred indebtedness from Itera totaling $8,500,000. Such indebtedness, described below, was refinanced by our issuance of a Convertible Subordinated Note to Itera on November 17, 2005. During the quarter ended September 30, 2005, Itera loaned Dune the sum of $2.0 million pursuant to the terms of a promissory note dated August 12, 2005. In addition, Itera advanced $1.5 million to the Company in June 2005 and $5 million in March 2005. Subject to mandatory prepayment upon the occurrence of certain events, the promissory notes evidencing all three loans had a three year maturity and bore interest at the prime rate plus 4% per annum.

Subject to the satisfaction of a Borrowing Base formula, numerous conditions, precedent and covenants, the Credit Agreement provides for facilities of up to $50 million. In connection with the acquisitions of the Springside Properties and the Voyager Tranche 1 assets, Dune borrowed $8.5 million under the revolving credit facility and made the First Term Draw under the term loan facility in the amount of $10 million. Unless earlier payment is required under the Credit Agreement, Revolving Loans must be paid on or before November 17, 2007 and Term Loans on or before May 17, 2008. The Second Term Draw, which may be requested on or before May 31, 2006 and may be up to $19 million, is conditioned, among other things, on the additional convertible subordinated loan by Itera of the $4.5 million balance of its $25 million commitment under the Term Loan Agreement and acquisition of additional Oil and Gas Properties.

As security for all of the Company's obligations under the Credit Agreement and the Swap Agreement, Dune granted Standard a security interest in and a first lien on all of our assets including, without limitation, the Barnett Shale properties that Dune acquired or will acquire from Voyager. The Company's two wholly-owned subsidiaries, Vaquero Partners LLC and Dune Operating Company, have each guaranteed the obligations. Under the Credit Agreement, interest on Revolving Loans accrues at the LIBOR Rate plus the Applicable Margin while interest on Term Loans accrues at a rate between 12% and 13% per annum.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

Dune enters into derivative contracts to provide a measure of stability in the cash flows associated with Dune's oil and gas production and to manage exposure to commodity prices. None of the derivative contracts Dune has entered into have been designated as cash flow hedges or fair value hedges. During 2005, Dune recorded losses of $190,553 related to its derivative instruments.

The derivative instruments Dune has entered into are described below.

Natural Gas Derivatives

Dune entered into participating collars on natural gas hedges (NG-NYMEX) whereby Dune receives a floor price of $8.00/MMbtu and pays 45% of any price in excess of $8.00/MMbtu up to a maximum payment of $1.80/MMbtu. The following table shows the monthly volumes hedged.

Start Month	End Month	Monthly Volume MMbtu

December 2005	May 2006	30,000
June 2006	October 2006	27,500
November 2006	December 2006	25,000
January 2007	May 2007	20,000
June 2007	December 2007	17,500

Crude Oil Derivatives

Dune entered into participating collars on crude oil hedges (WTI-NYMEX) whereby Dune receives a floor price of $45/BBL and pays 25% of any price in excess of $45/BBL up to a maximum of $5/BBL. The following table shows the monthly volumes hedged.

Start Month	End Month	Monthly Volume BBL

December 2005	January 2006	1,500
February 2006	August 2006	1,250
September 2006	December 2006	1,000
January 2007	October 2007	750
November 2007	December 2007	500

NOTE 6 – ASSET RETIREMENT OBLIGATION

Dune had no asset retirement obligations prior to 2005. Asset retirement obligations are included in other long term liabilities on Dune’s balance sheet. The following table is a reconciliation of the asset retirement obligation liability for 2005:

For the year ended December 31, 2005:

Asset retirement obligation at beginning of year	$–
Liabilities incurred	76,509
Liabilities settled	–
Accretion expense	2,173
Revisions in estimated liabilities	–

Asset retirement obligation at end of year	$78,682

NOTE 7 – PREFERRED STOCK

In April 2004, Dune issued a total of 222,222 shares of Series A Convertible Preferred Stock to two individuals for an aggregate of $200,000. Each share of preferred stock is convertible into two shares of common stock at the option of the holder.

During the year ended December 31, 2004, 111,111 shares of Series A Convertible Preferred Stock were converted into 222,222 shares of common stock.

During the year ended December 31, 2005, the remaining 111,111 shares of Series A Convertible Preferred Stock were converted into 222,222 shares of common stock.

As of December 31, 2005 there are no remaining Series A Convertible Preferred shares outstanding.

NOTE 8 – COMMON STOCK

On May 19, 2004, Dune sold 35,464,432 shares to Itera Holdings BV for the aggregate purchase price of $12,000,000. Also on May 19, 2004, Dune issued 476,323 shares and paid $1,200,000 in cash to the Altitude Group LLC for services in assisting with this transaction.

During the year ended December 31, 2004, Dune issued an aggregate of 522,917 shares valued at $219,958 to several individuals for services rendered. Also during the same twelve month period, holders converted $766,500 of convertible debentures into 1,792,150 shares of common stock.

During the year ended December 31, 2005, the remaining note holders converted $445,000 in convertible notes payable into 1,182,223 shares of common stock.

During the year ended December 31, 2005, the remaining 111,111 shares of Series A Convertible Preferred Stock were converted into 222,222 shares of common stock.

On September 30, 2005, Dune closed a $6 million private equity offering. A total of 3,243,243 shares of common stock were sold at a price of $1.85 per share. Dune paid the investment banker, Sanders Morris Harris Inc., a placement agent fee consisting of (i) cash equal to 5% of the gross proceeds and (ii) a warrant exercisable for up to 324,324 shares our common stock, at an exercise price of $1.85 per share. Dune has agreed to register both the shares issued to investors and the shares underlying the warrant for resale upon the earlier of (i) six months or (ii) the next registration statement filed by Dune (other than on

Form S-8 or S-4). The private offering was made in reliance upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D.

NOTE 9 – STOCK OPTIONS

During 2004 and 2005, Dune's Board of Directors granted stock options, all of which are immediately exercisable. The following table summarizes stock option activity:

	Options	Weighted Average Price
Outstanding as of January 1, 2004	350,000	$0.47
Granted during 2004	50,000	0.85
Cancelled or Expired	–	–
Exercised	–	–

Outstanding as of December 31, 2004	400,000	0.56
Granted during 2005	1,795,000	2.26
Cancelled or Expired	–	–
Exercised	–	–

Outstanding as of December 31, 2005	2,195,000	$1.95

Options outstanding and exercisable at December 31, 2005 are as follows:

	Outstanding

Exercise Price	Number Of Shares	Remaining life	Exercisable Number of Shares

0.45 0.54 0.85 1.25 2.30 2.35 2.44 2.54 2.56	100,000 250,000 50,000 250,000 15,000 300,000 1,125,000 30,000 75,000	3.9 years 3.8 years 4.0 years 4.1 years 4.5 years 4.8 years 4.4 years 4.6 years 4.3 years	100,000 250,000 50,000 250,000 15,000 300,000 1,125,000 30,000 75,000

	2,195,000		2,195,000

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Effective as of the closing of the stock sale to Itera Holdings BV on May 19, 2004, Dune amended its Operating Agreement with Vaquero Oil & Gas Inc. ("VOG") with respect to certain matters relating to Vaquero Partners LLC. VOG fixed its Membership Interest in Vaquero at 15% with Dune holding the other 85%. Dune also amended its drilling agreement with VOG to provide that VOG will be paid (i) $25,000 a month for its services through November 2004, and (ii) $12,500 a month for its services through May 2005. In August of 2005, Dune became the 100% owner of Vaquero Partners, LLC as a result of the redemption by Vaquero Partners, LLC of VOG's 15% membership interest.

Dune signed new Employment Agreements with Alan Gaines (CEO) and Amiel David (President/COO). Each of the agreements is for an initial term of twenty five (25) months, commencing May 12, 2005 and expiring on June 30, 2007. The agreements provide for base salaries as follows: Mr. Gaines - $400,000 for the first thirteen (13) months and $460,000 for the next twelve (12) months; Dr. David - $300,000 for the first thirteen (13) months and $330,000 for the next twelve (12) months. Mr. Gaines' agreement provides that for each of the 12 months ended June 30, 2006 and 2007, he will be entitled to receive a performance bonus equal to one percent (1%) of Dune's "free cash flow" (defined as Dune's earnings before depreciation, depletion, amortization and capital expenditures) up to $8 million and two percent

(2%) of free cash flow above $8 million. Dr. David shall be entitled to receive a performance bonus equal to three quarters of one percent (.75%) of Dune's "free cash flow" up to $8 million and one and one half percent (1.5%) of free cash flow above $8 million. The agreements provide that in the event Mr. Gaines or Dr. David are terminated without "cause" (as defined in the agreements), they are to receive a severance payment equal to the greater of (i) twelve (12) months base salary and (ii) their base salary for the remainder of the term. Each agreement contains covenants restricting each of the foregoing officers from participating in any business which is then engaged in the drilling, exploration or production of natural gas or oil, within the area contemplated by that certain Area of Mutual Interest Agreement dated November 17, 2003 between Dune and VOG. In connection with their extensions, Dune granted stock options to Mr. Gaines and Dr. David to acquire 625,000 and 500,000 shares of Dune's common stock, respectively. Of the 625,000 options granted to Mr. Gaines, 250,000 vested immediately, with an additional 250,000 and 125,000 vesting on each of the next two anniversary dates. Of the 500,000 options granted to Dr. David, 250,000 vested immediately and 250,000 vest on the first anniversary date.

On April 4, 2005, Dune entered into an Employment Agreement with Hugh Idstein to serve as the Company's Chief Financial Officer. The agreement was for an initial term of one year and provides for a base salary of $135,000 per annum. In addition, upon completion of the initial term, Mr. Idstein will receive a guaranteed bonus of $20,250 and will be eligible for a discretionary performance bonus up to an additional $20,250. The Agreement provides that in the event Mr. Idstein is terminated without "cause" (as defined in the Agreement), he will receive a severance payment equal to six (6) months base salary. His agreement also contains covenants restricting him from participating in any business which is then engaged in the drilling, exploration or production of natural gas or oil, within the area contemplated by that certain Area of Mutual Interest Agreement dated November 17, 2003 between Dune and Vaquero Oil & Gas, Inc.

In September 2005, Dune amended the lease for office space in Houston, Texas to expand its space to 4,197 square feet. The monthly rent is now $6,645 per month and expires June 1, 2009.

NOTE 11 – INCOME TAXES

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Federal income taxes:
Current	$–	$–
Deferred	1,738,659	440,301
Less: Valuation allowance	(1,738,659)	(440,301)

Total	$–	$–

Dune had net operating loss carryforwards of approximately $5,113,703 as of December 31, 2005. Available carryforwards expire 15 to 20 years from when incurred.

NOTE 12 – SUBSEQUENT EVENTS

On February 1, 2006, Dune sold a total of 9,000,000 shares of our common stock at a price of $2.65 per share in a private equity offering. Gross proceeds raised in the offering were $23,850,000. From the gross proceeds, Dune paid the investment bankers a placement agent fee of $1,192,500 (5% of the gross proceeds) and a financial advisory fee of $477,000 (2% of the gross proceeds). Dune also issued a warrant exercisable for up to 900,000 shares its common stock at an exercise price of $2.65 per share.

NOTE 13 – SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Capitalized Costs

Capitalized costs incurred in property acquisition, exploration and development activities as of December 31, 2005 are as follows:

Total capitalized costs	$51,766,651
Less: Accumulated depletion	(982,240)

Net capitalized costs	$50,784,411

Costs incurred for property acquisition, exploration and development activities for the year ended December 31, 2005 are as follows:

Acquisition of properties:
Proved	$5,010,468
Unproved	24,520,637
Exploration and development activities	14,373,676

Total Costs	$43,904,781

Oil and Reserve Data

An independent petroleum engineer estimated proved developed and undeveloped reserves for Dune's properties. Reserve definitions and pricing requirements prescribed by the Securities and Exchange Commission were used. The determination of oil and gas reserve quantities involves numerous estimates which are highly complex and interpretive. The estimates are subject to continuing re-evaluation and reserve quantities may change as additional information becomes available. Estimated value of proved reserves was computed by applying prices in effect at December 31, 2005. The average price used was $59.29 per barrel of oil at $9.49 per mcf of gas.

	2005			2004

	Oil (Mbbls)	Gas (Mmcf)	Mmcfe	Oil (MBbls)	Gas (MMCF)	Mmcfe

Proved developed and undeveloped reserves
Beginning of year	1,309	5,534	13,388	142	12,415	13,267
Purchases	75	18,307	18,758	1	791	797
Discoveries and extensions	–	–	–	–	–	–
Improved recovery	–	–	–	–	–	–
Revisions of previous estimates	(794)	2,570	(2,194)	1,166	(7,625)	(629)
Production	(12)	(364)	(438)	–	(47)	(47)

End of year	578	26,047	29,514	1,309	5,534	13,388

Proved developed reserves:
Beginning of year	3	965	983	–	–	–
End of year	131	5,432	6,218	3	965	983

Standardized measure of discounted future net cash flows are as follows:

	Year Ended December 31,
	2005	2004

	(In Thousands)

Future cash inflows	$281,497	$87,033
Future production costs	57,336	6,079
Future development costs	46,266	12,190
Future income tax expense	34,285	7,165

Future gross cash flows	143,611	61,599
Less: 10% annual discount of
estimated timing of cash flows	(48,135)	(24,409)

Standardized measure of discounted future net cash flows
relating to proved oil and gas reserves	$95,476	$37,190

The following reconciles the change in the standardized measure for discounted future net cash flows as of the years ended:

	2005	2004

	(In Thousands)

Beginning of year	$37,190	$30,508
Sales of oil and gas produced, net of production costs	(3,005)	(90)
Net changes in prices and production costs	18,836	7,495
Improved recovery, less related costs	–	–
Net changes in estimated future development costs	(2,947)	9,100
Revisions	(10,347)	(9,823)
Purchase of reserves	48,326	–
Net change in timing	(2,130)	–
Accretion discount	3,719	–
Future income tax expense	5,834	–

End of year	$95,476	$37,190

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table sets forth information with respect to our directors and executive officers.

Name	Age	Position

Alan Gaines Amiel David Hugh Idstein Richard M. Cohen Steven Barrenechea Valery G. Otchertsov Raissa S. Frenkel Steven M. Sisselman Marshall Lynn Bass	50 66 47 54 46 59 44 46 36	Chairman and Chief Executive Officer President and Chief Operating Officer Chief Financial Officer Director and Secretary Director Director Director Director Director

     Alan Gaines is the Chairman and Chief Executive Officer of the Company and has served as a Director of the Company since May 2001. For the past five years, Mr. Gaines has served as President and CEO of Proton Capital LLC, a privately held merchant and investment banking firm. Since April 2005, Mr. Gaines has served as Vice Chairman of Baseline Oil & Gas Corp., a public company. In 1983, Mr. Gaines founded Gaines, Berland Inc., a full service brokerage firm and investment bank specializing in global energy markets, with particular emphasis given to small to mid-capitalization exploration and production, pipeline, midstream, and oilfield services companies. Mr. Gaines served as President of Gaines, Berland from 1983 to 1998. Mr. Gaines holds a BBA in Finance from Baruch College, and an MBA ("With Distinction") from the Zarb School, Hofstra University School of Management.

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

     Hugh Idstein has served as the Chief Financial Officer of the Company since April 4, 2005. Prior to joining our Company, Mr. Idstein served as CFO of Houston based Black Stone Minerals Company, L.P., an oil and gas mineral exploration company. In addition Mr. Idstein has acted as a consultant for several oil and gas companies regarding international oil and gas opportunities. He earned an MBA and a BS in Energy Management from Eastern Illinois University.

     Richard M. Cohen has served as a Director of the Company since December 2003. Since 1996, Mr. Cohen has been the President of Richard M. Cohen Consultants, a private financial services consulting company that assists both public and private companies with their corporate governance and corporate finance needs. In 1999, Mr. Cohen was the President of National Auto Credit, a publicly traded sub-prime auto finance company. From 1992-1995, Mr. Cohen was the President of General Media Inc., a publicly reporting international diversified publishing and communications company. Mr. Cohen is a Certified Public Accountant and worked at Arthur Andersen & Co. from 1975 to 1977. He received a BS ("With Honors") from The University of Pennsylvania (Wharton) and an MBA from Stanford University.

     Steven Barrenechea has served as a Director of the Company since May 2001. Mr. Barrenechea is COO of Coast to Coast Catering Company, an upscale catering service. From April 2005 to January 2006, Mr. Barrenechea served as a Director of Baseline Oil & Gas Corp., a public company. Mr. Barrenechea is a member of the Board of Directors of the Creative Coalition, The Milford (Connecticut) Red Cross, and The Child Guidance Center of Fairfield County. Mr. Barrenechea holds a BBA from New York University.

     Valery Otchertsov has served as a Director of our Company since May 2004. Since 1999, Mr. Otchertsov has held the position of President of Itera Holding Ltd and since 2003 Chairman of the Management Board of Itera Oil and Gas Company Ltd. (Itera). Itera's operating entities are engaged in the business of production, transportation, marketing and sales of natural gas throughout the Former Soviet Union. From 1997 -1999, Mr. Otchertsov served as First Vice-President of Itera International Group of Companies. From 1991 -1996, Mr. Otchertsov served as Minister of Economics and Finance, Deputy Chairman of the Cabinet of Ministers of Turkmenistan. He graduated with a Bachelors degree from Izhevsk Mechanical Institute.

     Raissa Frenkel has served as a Director of our Company since May 2004. Dr. Frenkel has been a member of the Board of Directors of the Itera Oil and Gas Company Ltd (Itera) since 2002. Itera's operating entities are engaged in the business of production, transportation, marketing and sales of natural gas throughout the Former Soviet Union. Since 2003, Dr. Frenkel has been Executive Vice-President of Itera International Energy Corp. an Itera subsidiary operating in the US gas, real estate and commodity business. From 1994-2002 Dr. Frenkel was a Vice-President with Itera International Energy Corp. She graduated from the Kazan Finance and Economics Institute in 1982 and received her PHD from Kazan State University in 1989.

     Steven Sisselman has served as a Director of our Company since May 2004. From 1995 to the present, Mr. Sisselman has been a Vice-President of Business Development with Itera International Energy Corp., an Itera subsidiary operating in the US gas, real estate and commodity business. From 1992-1994, Mr. Sisselman was Vice-President of Dalon Inc., a petroleum trading company, responsible for trading crude oil and petroleum products from the former Soviet Union. For the 12 years prior to 1992, Mr. Sisselman was employed by Charter Oil Company, UBS AG, and Astra Oil working in various financial and trading positions both in the US and London, England. He graduated from University of Florida in 1980 with a BS in Business Administration with a major in Finance

     Marshall Lynn Bass has served as a Director of our Company and a member of the Company's audit committee since September 29, 2004. From 1998 to December 2001, he served as an associate, and from 2002 to present, he served as a principal of Weisser, Johnson & Co., a Houston based energy investment bank. He is also a principal and co-founder of GasRock Capital, LLC, a finance company which makes direct investments in energy companies or projects. He graduated from Purdue University in 1992 with a BS in economics and from Rice University with a Masters in business administration.

The Audit Committee

     Messrs. Bass and Barrenechea constitute the Audit Committee of our Board of Directors, established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act, for the purpose of overseeing our accounting and financial reporting processes and the audits of our financial statements.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our Common Stock to file with the SEC reports of their holdings of, and transactions in, our Common Stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to 2005, except that a Form 4 for Amiel David, reporting a stock option grant as of February 15, 2005, was inadvertently filed late on April 7, 2005.

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

Item 10. Executive Compensation.

     The following table shows for fiscal years ended December 31, 2005, 2004 and 2003, respectively, certain compensation which we awarded or paid to, or which was earned from us by, our executive officers (collectively, the “Named Executive Officers”).

Summary Compensation Table

	Fiscal Year	Annual Compensation			Long Term Compensation

Name and Principal Position		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Under Options Granted Or Restricted Stock Award (#)
Alan Gaines,	2005	$ 408,333(1)	$ –	$ 14,203(2)	625,000
Chairman and Chief	2004	262,920	–	–	–
Executive Officer	2003	30,000	–	–	–

Amiel David,	2005	287,498(1)	–	14,076(2)	750,000
President and Chief	2004	143,956	–	–	–
Operating Officer	2003	–	–	–	–

Hugh Idstein,	2005	103,631	–	16,279(2)	75,000
Chief Financial Officer	2004	–	–	–	–
	2003	–	–	–	–
(1)	Includes salary for January 2006 paid in 2005.

(2)	Represents amounts paid by the Company for health insurance premiums.

(3)	Consist of stock options to purchase shares of Common Stock, the vesting schedule and other terms of which are set forth in the footnotes to the table below under the caption “Option Grants In Last Fiscal Year (2005)”.

Option Grants in Last Fiscal Year

     As set forth in the following table, during 2005 we granted the following stock options to the Named Executive Officers:

Option Grants In Last Fiscal Year (2005)

	Year	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date

Alan Gaines	2005	625,000	(1)	34.8%	$2.44	5/12/10
Amiel David	2005	750,000	(2)	41.8%	$2.02	5/12/10
Hugh Idstein	2005	75,000	(3)	4.2%	$2.56	4/4/10
Richard Cohen	2005	50,000	(4)	2.8%	$2.35	10/28/10

1.	Of the 625,000 options, options to purchase 250,000 shares of Common Stock vested as of the date of grant (May 12, 2005) and options to purchase 250,000 shares and 125,000 shares, respectively, will vest on each of the first two anniversaries of May 12, 2005.

2.	The exercise price of $2.02 listed in the table represents the weighted-average exercise price of the options held by Dr. David. On May 12, 2005 options were granted to Dr. David with a five-year term, to purchase up to 500,000 shares of Common Stock at $2.44 per share. Such options vested immediately upon grant as to 250,000 shares and the remaining 250,000 shares will vest on May 12, 2006. Dr. David also received on February 15, 2005 options to purchase 250,000 shares. Such options are fully vested, expire on February 15, 2010 and have an exercise price off $1.25 per share.

3.	Mr. Idstein received options to purchase 75,000 shares at $2.56 per share. Such options vested with respect to 25,000 shares immediately as of the date of grant (April 4, 2005) and will vest with respect to 25,000 shares on each of the first two anniversaries of April 4, 2005.

4.	These options to purchase 50,000 shares will vest at the time that the issuance of such options is approved by our shareholders.

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

Option Value at December 31, 2005

	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-The-Money Options at December 31, 2005

	Exercisable	Unexercisable	Exercisable	Unexercisable

Alan Gaines	250,000	375,000	$100,000	$150,000
Amiel David	500,000	250,000	$497,500	$100,000
Hugh Idstein	25,000	50,000	$7,000	$14,000
Richard Cohen	0	50,000	$0	$24,500

The last sale price of the Common Stock was $2.84 on December 30, 2005, the last trading day of 2005.

Employment Agreements

     Both Alan Gaines, our Chairman and CEO, and Amiel David, our President and COO, entered into Employment Agreements with us in May 2005 that extended the term of their employment from May 31, 2005 to June 30, 2007. Per their respective agreements, Mr. Gaines receives a base salary of $400,000 in year one and a base salary of $460,000 in year two of his contract. Dr. David receives a base salary of $300,000 in year one and $330,000 in year two. Mr. Gaines' agreement provides that, for the twelve months ended June 30, 2006 and 2007, he will be entitled to receive a performance bonus equal to one percent (1%) of our "free cash flow" (defined as our earnings before depreciation, depletion, amortization and capital expenditures) up to $8 million and two percent (2%) of free cash flow above $8 million. Dr. David shall be entitled to receive a performance bonus equal to three quarters of one percent (.75%) of our "free cash flow" up to $8 million and one and one half percent (1.5%) of free cash flow above $8 million. The agreements provide that in the event Mr. Gaines or Dr. David are terminated without "cause" (as defined in the agreements), they are to receive a severance payment equal to the greater of (i) twelve (12) months base salary and (ii) their base salary for the remainder of the term. Each agreement contains covenants restricting each of the foregoing officers from participating in any business which is then engaged in the drilling, exploration or production of natural gas or oil, within the area contemplated by that certain Area of Mutual Interest Agreement, dated November 17, 2003, between us and Voyager. In connection with their Agreements, we granted stock options to Mr. Gaines and Dr. David to acquire 625,000 and 500,000 shares of our Common Stock, respectively.

     On April 4, 2005, we entered into an Employment Agreement (the "Idstein Agreement") with Hugh Idstein, to serve as our Chief Financial Officer. The Idstein Agreement is for an initial term of one year and provides for a base salary of $135,000 per annum. In addition, upon completion of the initial term, Mr. Idstein will receive a guaranteed bonus of $20,250 and will be eligible for a discretionary performance bonus up to an additional $20,250. Upon signing the Idstein Agreement, we granted a five year stock option to Mr. Idstein, to purchase up to 75,000 shares of our Common Stock, at an exercise price of $2.56 per share. The option is immediately exercisable with respect to 25,000 shares. The option is exercisable for an additional 25,000 shares on each of the first and second anniversary dates of his employment with us, provided that Mr. Idstein is employed by us on such dates. The Idstein Agreement provides that, in the event Mr. Idstein is terminated without "cause" (as defined in the Idstein Agreement), he will receive a severance payment equal to six (6) months' base salary. The Idstein Agreement also contains covenants restricting Mr. Idstein from participating in any business which is then engaged in the drilling, exploration or production of natural gas or oil, within the area contemplated by that certain Area of Mutual Interest Agreement, dated November 17, 2003, between us and Voyager.

Director Compensation

     Each of our outside Directors receives $5,000 per quarter for serving on the Board and $1,000 per quarter for serving on a committee. Except as set forth above, Directors are not compensated in cash for their services but are reimbursed for out of pocket expenses incurred in furtherance of our business. In 2005, we granted stock options to acquire up to 50,000 shares of Common Stock to each of our outside directors and to Mr. Cohen. Such stock options were granted on October 28, 2005 and, provided that we obtain shareholder approval for the issuance of such options at our next annual meeting, may be exercised at any time prior to October 28, 2010 at an exercise price of $2.35 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 15, 2006 by (i) each person who, to our knowledge, beneficially owns more than 5% of our outstanding Common Stock; (ii) each of our current directors and executive officers (titles are set forth in parentheses next to the names of individuals listed below); and (iii) all of our current and executive officers and directors as a group:

Name of Beneficial Owner	Amount(1)		Percent of Class

Itera Holdings BV	35,464,397		59.9%
Alan Gaines (Chairman and CEO)	3,190,501	(2)	5.3%
Amiel David (President and COO)	906,250	(3)(4)	1.5%
Hugh Idstein (Chief Financial Officer)	50,000	(5)	*
Steven Barrenechea (Director)	187,500	(6)	*
Richard M. Cohen (Secretary and Director)	328,385	(7)	*
Valery G. Otchertsov (Director)	0	(7)	–
Raissa S. Frenkel (Director)	0	(7)	–
Steven M. Sisselman (Director)	0	(7)	–
Marshall Lynn Bass (Director)	25,000	(6)(7)	*
All Officers & Directors as a Group (9 persons)	4,662,636	(2)(3)(4)(5)(6)(7)	7.7%

* Indicates ownership of less than 1%.

________________

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 15, 2006. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not held by any other person), and which are exercisable within 60 days from March 15, 2006, have been exercised.

(2) Includes 500,000 shares underlying a stock option granted May 12, 2005.

(3) Includes 250,000 shares underlying a stock option granted on February 15, 2005.

(4) Includes 500,000 shares underlying a stock option granted May 12, 2005.

(5) Includes 50,000 shares underlying a stock option granted on April 4, 2005.

(6) Includes 25,000 shares underlying a stock option granted on December 15, 2004.

(7) Excludes 50,000 shares underlying a stock option granted on October 28, 2005 that will vest only upon approval by our stockholders at the next annual meeting.

Item 12. Certain Relationships and Related Transactions.

     Vaquero Partners and Vaquero Oil & Gas, Inc. (“VOG”) entered into an agreement dated as of August 22, 2003, as subsequently amended on November 17, 2003 and May 18, 2004. Per this agreement, VOG served as the operator on our Welder Ranch Property until August 22, 2006. For its services, we paid VOG $37,000 during 2005. Effective August 22, 2005, Vaquero Partners redeemed VOG’s 15% membership interest and we became the 100% owner of Vaquero Partners.

     On November 15, 2004, we entered into a one year agreement with the Wall Street Group, Inc. (“WSG”), to assist us with investor relations. Pursuant to our agreement with WSG, WSG received a monthly fee of $10,000 for the first three months of its engagement and received a monthly fee of $7,500 for each month of service thereafter. Additionally, on November 15, 2004, we granted WSG options to acquire up to 133,333 shares of our Common Stock at an exercise price of $0.75 per share. Such options are fully vested and expire on November 15, 2009. Our agreement with WSG expired on November 15, 2005.

     We entered into a Term Loan Agreement dated as of November 17, 2005 with our majority stockholder, Itera Holdings BV. Amounts borrowed from Itera under the Term Loan Agreement are subordinated to all obligations under our Credit Agreement and Swap Agreement with Standard and are evidenced by a Convertible Subordinated Note. See Item 6 – “Debt Financings”.

Item 13. Exhibits.

Exhibit Nos.

3.1	Amended and Restated Certificate of Incorporation (1)
3.1.1	Certificate of Designation for Series A Convertible Preferred Stock (2)
3.2	Amended and Restated By-Laws (3)
4.1	Form of Convertible Subordinated Note, issued November 17, 2005, from the Registrant to Itera Holdings BV (12)
4.2	Form of Placement Agent Warrant
4.3	Form of Investor Registration Rights Agreement
10.1	Oil and Gas Lease and Option Agreement dated as of August 22, 2003 between the Registrant and the Lessors named therein with respect to the Welder property (1)
10.1.1	Amendment to the First Welder Lease Agreement dated February 5, 2004 (4)
10.1.2	Second Amendment to the First Welder Lease Agreement dated April 8, 2004 (5)
10.1.3	Amendment to First Welder Lease Agreement dated February 5, 2004 (5)
10.2	Agreement dated as of October 30, 2003 between the Registrant and Penroc Oil Corporation with respect to Los Mogotes (1)
10.2.1	Closing Agreement with Penroc (7)
10.2.2	Assignment, Conveyance and Bill of Sale with respect to Los Mogotes (7)
10.3	Agreement dated as of September 26, 2003 between the Registrant and Seitel Data, Ltd. with respect to 3-D seismic data (1)
10.3.1	Amendment to Seitel Agreement dated December 28, 2003 (4)
10.4	Agreement dated as of August 22, 2003 by and among Vaquero Partners LLC, Vaquero Oil & Gas, Inc., and the Registrant (1)
10.4.1	Amendment dated November 17, 2003 to Agreement between Vaquero Partners LLC, Vaquero Oil & Gas, Inc., and the Registrant (4)
10.4.2	Amendment dated May 18, 2004 to Agreement between Vaquero Partners LLC, Vaquero Oil & Gas, Inc., and the Registrant (7)
10.5	Area of Mutual Interest Agreement dated November 17, 2003 between the Registrant and Vaquero Oil & Gas, Inc. (4)
10.6	Employment Agreement dated as of April 4, 2005 between the Registrant and Hugh Idstein (8)
10.7	Employment Agreement dated as of May 12, 2005 between the Registrant and Alan Gaines (9)
10.8	Employment Agreement dated as of May 12, 2005 between the Registrant and Amiel David (9)
10.9	Amended and Restated Asset Purchase and Sale Agreement between Voyager Partners, Ltd. and the Registrant, dated November 4, 2005 (10)
10.10	Exploration and Development Agreement between Registrant and American Natural Energy Corporation, dated effective as of August 26, 2005 (11)
10.11	Credit Agreement, dated November 17, 2005, among Registrant, Standard Bank PLC, Standard Americas Inc. as Collateral Agent, and Standard Americas Inc. as Sole Lead Arranger and Sole Bookrunner (12)
10.12	Term Loan Agreement, dated November 17, 2005, between Registrant and Itera Holdings BV (12)
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

Exhibit Nos.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer
99.1*	Reserve Report Of Independent Engineer

* Indicates filed herewith

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

(4) Previously filed as an exhibit to the Registrant’s 10-KSB for the year ended December 31, 2003, and incorporated by reference herein.

(5) Previously filed as an exhibit to the Registrant’s Report on Form 8-K, filed on April 20, 2004, and incorporated by reference herein.

(6) Previously filed as an exhibit to the Registrant’s Report on Form 8-K, filed on September 8, 2004, and incorporated by reference herein.

(7) Previously filed as an exhibit to the Registrant’s Report on Form 8-K, filed on June 3, 2004, and incorporated by reference herein.

(8) Previously filed as an exhibit to the Registrant’s Report on Form 8-K, filed on April 7, 2005, and incorporated by reference herein.

(9) Previously filed as an exhibit to the Registrant’s 10-QSB for the quarter ended March 31, 2005, and incorporated by reference herein.

(10) Previously filed as an exhibit to the Registrant’s Report on Form 8-K, filed on November 7, 2005, and incorporated by reference herein.

(11) Previously filed as an exhibit to the Registrant’s Report on Form 8-K, filed on October 24, 2005, and incorporated by reference herein.

(12) Previously filed as an exhibit to the Registrant’s Report on Form 8-K, filed on November 21, 2005, and incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

     During fiscal year 2005 and fiscal year 2004, the aggregate fees which we paid to Malone & Bailey, PC, our independent auditors, for professional services were as follows:

	Fiscal Year Ended
	December 31, 2005	December 31, 2004
Audit Fees (1)	$62,000	$31,000
Audit-Related Fees	N/A	N/A
Tax Fees (2)	$9,000	$2,590
All Other Fees	N/A	N/A

(1)	Fees for audit services include fees associated with the annual audit and the review of our quarterly reports on Form 10-QSB.

(2)	Consist primarily of professional services rendered for tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

     As required by the Audit Committee charter, the Audit Committee pre-approves the engagement of Malone & Bailey, PC for all audit and permissible non-audit services. The Audit Committee annually reviews the audit and permissible non-audit services performed by Malone & Bailey, PC, and reviews and approves the fees charged by Malone & Bailey, PC The Audit Committee has considered the role of Malone & Bailey, PC in providing tax and audit services and other permissible non-audit services to us and has concluded that the provision of such services was compatible with the maintenance of Malone & Bailey, PC’s independence in the conduct of its auditing functions.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNE ENERGY, INC.

Date: March 30, 2006	By:	/s/ Alan Gaines

	Name:	Alan Gaines
	Title:	Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Alan Gaines	March 30, 2006

Alan Gaines
Chairman and Chief Executive Officer

/s/ Hugh Idstein	March 30, 2006

Hugh Idstein
Chief Financial Officer

/s/ Amiel David	March 30, 2006

Amiel David
President and Chief Operating Officer

/s/ Richard M. Cohen	March 30, 2006

Richard M. Cohen
Director and Secretary

/s/ Steven Barrenechea	March 30, 2006

Steven Barrenechea
Director

/s/ Valery G. Otchertsov	March 30, 2006

Valery G. Otchertsov
Director

/s/ Raissa S. Frenkel	March 30, 2006

Raissa S. Frenkel
Director

/s/ Steven M. Sisselman	March 30, 2006

Steven M. Sisselman
Director

/s/ Marshall Lynn Bass	March 30, 2006

Marshall Lynn Bass
Director