Form 10QSB
period 2006-03-31
DUNE ENERGY INC
filed 2006-05-15
CIK 1092839

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to ________________

                         Commission file number 0-27897

                                DUNE ENERGY, INC.
           (Exact name of small business as specified in its charter)

            Delaware                                      95-4737507
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

              3050 Post Oak Blvd., Suite 695, Houston, Texas 77056
                    (Address of principal executive offices)

                                 (713) 888-0895
                (Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 59,244,859 shares of Common Stock, $.001 per share, as of May 12, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                                Dune Energy, Inc.
                           Consolidated Balance Sheets
           For the periods ended March 31, 2006 and December 31, 2005
                                   (Unaudited)

ASSETS                                                           March 31,2006   December 31, 2005
                                                                 -------------   -----------------
Current assets:
   Cash                                                           $ 11,077,647     $  3,754,120
   Accounts receivable                                               1,481,034        1,595,967
   Prepaid assets                                                      631,616               --
                                                                  ------------     ------------
Total current assets                                                13,190,297        5,350,087
                                                                  ------------     ------------

Property and equipment                                                  56,871           39,127
   Less accumulated depreciation                                        (7,581)          (5,033)
                                                                  ------------     ------------
Net property and equipment                                              49,290           34,094
                                                                  ------------     ------------

Oil and gas properties, using full cost accounting:
   Properties being amortized                                       49,156,664       20,984,208
   Properties not subject to amortization                            5,175,798       28,962,342
   Deposits on oil and gas properties                                1,820,101        1,820,101
   Less accumulated depreciation, depletion and amortization        (1,488,144)        (982,240)
                                                                  ------------     ------------
Net oil and gas properties                                          54,664,419       50,784,411
                                                                  ------------     ------------

Deferred financing costs, net of accumulated amortization
   of $359,490 and $143,558                                          2,133,694        2,363,187
                                                                  ------------     ------------

TOTAL ASSETS                                                      $ 70,037,700     $ 58,531,779
                                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities - accounts payable and accrued liabilities    $  3,459,830     $  4,280,024

Long-term debt                                                      30,889,547       39,097,514
Other long-term liabilities                                            243,717          269,235
                                                                  ------------     ------------
Total liabilities                                                   34,593,094       43,646,773
                                                                  ------------     ------------

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized,
   59,244,859 and 50,244,859 shares issued and outstanding              59,245           50,244
Additional paid-in capital                                          42,634,376       20,093,671
Accumulated deficit                                                 (7,249,015)      (5,258,909)
                                                                  ------------     ------------
Total stockholders' equity                                          35,444,606       14,885,006
                                                                  ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 70,037,700     $ 58,531,779
                                                                  ============     ============

                 See summary of significant accounting policies
                       and notes to financial statements.

                                Dune Energy, Inc.
                      Consolidated Statements of Operations
               For the three months ended March 31, 2006 and 2005
                                   (Unaudited)

                                                      2006             2005
                                                  ------------     ------------

Revenues                                          $  1,300,820     $    543,713
                                                  ------------     ------------

Operating expenses:
   General and administrative expense                  824,796          413,724
   Direct operating expense                            351,684           65,534
   Share-based compensation                            473,388               --
   Depletion, depreciation and amortization            724,384           37,480
                                                  ------------     ------------

Operating income(loss)                              (1,073,432)          26,975
                                                  ------------     ------------

Other income(expense):
   Interest income                                      97,511            8,792
   Minority interest                                        --          (40,091)
   Interest expense                                 (1,039,703)          (5,575)
   Accretion expense                                    (1,999)              --
   Gain on embedded derivative liability                27,517               --
                                                  ------------     ------------

Net loss                                          $ (1,990,106)    $     (9,899)
                                                  ============     ============

Net loss per share:
   Basic and diluted                              $      (0.04)    $      (0.00)

Weighted average shares outstanding:
   Basic and diluted                                56,144,859       46,041,323

                 See summary of significant accounting policies
                       and notes to financial statements.

                                Dune Energy, Inc.
                      Consolidated Statements of Cash Flows
               For the three months ended March 31, 2006 and 2005
                                   (Unaudited)

                                                             2006             2005
                                                         ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $ (1,990,106)    $     (9,899)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depletion, depreciation and amortization                   724,384           37,480
   Share-based compensation                                   473,388               --
   Accretion of asset retirement obligation                     1,999               --
   Gain on derivative mark to market adjustment               (27,517)              --
   Minority interest                                               --           40,091
   Changes in:
      Accounts receivable                                     114,933       (1,187,170)
      Prepaid assets                                         (631,616)              --
      Accounts payable and accrued liabilities               (528,161)         (69,260)
                                                         ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                      (1,862,696)      (1,188,758)
                                                         ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved and unproved properties               (4,385,912)      (3,660,999)
Purchase of office equipment                                  (17,744)              --
                                                         ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                      (4,403,656)      (3,660,999)
                                                         ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                       --        5,000,000
Proceeds from sale of common stock                         22,103,232               --
Payment on long-term debt issuance cost                       (13,353)              --
Payments on long-term debt                                 (8,500,000)              --
                                                         ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  13,589,879        5,000,000
                                                         ------------     ------------

NET CHANGE IN CASH BALANCE                                  7,323,527          150,243
   Cash balance at beginning of period                      3,754,120        3,746,999
                                                         ------------     ------------
   Cash balance at end of period                         $ 11,077,647     $  3,897,242
                                                         ============     ============

SUPPLEMENTAL DISCLOSURES
Interest paid                                            $    327,827     $     13,250
Income taxes paid                                                  --               --

NON-CASH DISCLOSURES
Stock issued for conversion of debt                      $         --     $    300,000

                 See summary of significant accounting policies
                       and notes to financial statements.

                                DUNE ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Dune Energy, Inc. ("Dune") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Dune's Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for 2005 as reported in the 10-KSB have been omitted.

NOTE 2 - SHAREHOLDERS' EQUITY

On February 1, 2006, Dune sold a total of 9,000,000 shares of common stock at a price of $2.65 per share in a private equity offering. Gross proceeds raised in the offering were $23,850,000. From the gross proceeds, Dune paid the investment bankers a placement agent fee of $1,192,500 (5% of the gross proceeds), a financial advisory fee of $477,000 (2% of the gross proceeds) and expenses of $104,184, of which $26,916 had been prepaid as of December 31, 2005. Dune also issued a warrant exercisable for up to 900,000 shares of its common stock at an exercise price of $2.65 per share. On April 4, 2006, Dune Energy filed a SB-2, registering both the shares issued to investors and the shares underlying the warrant for resale. Our private offering was made in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D.

NOTE 3 - DEBT FINANCING

As a result of the industry-wide shortage of available drilling rigs Dune's intended drilling program has been delayed. However, in order to return to the drilling program originally planned, Dune entered into a rig contract, the terms of which call for the construction and subsequent long-term contractual commitment of a drilling rig for Dune's exclusive use on our Barnett Shale Properties. This rig, which will be capable of drilling deviated and horizontal wells, is expected to be delivered to Dune on or about August 1, 2006. In addition, we signed a second contract for a drilling rig, to drill three wells on Dune's Barnett Shale Properties. This contract calls for the rig to move on to the first location on June 1, 2006.

The delays in procuring rigs have caused the postponement of the time at which revenues can be expected from the subject properties. As a consequence, Dune needed and has obtained a waiver through June 15, 2006 from its senior and subordinated lenders, of compliance with certain covenants in Dune's lending arrangements requiring certain levels of income from operations. After the commencement of drilling on Dune's next well in early June, Dune expects such waivers to be extended to such time as it is in fact able to comply with such covenants as originally provided. Dune has agreed with its senior and subordinated lenders to certain changes in the respective contractual arrangements as a result of the delay described above, including suspension of revolving credit availability under the senior facility and the payment of certain interest amounts in subordinated notes rather than cash under our subordinated facility.

NOTE 4 - STOCK-BASED COMPENSATION

On January 1, 2006, Dune adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Dune adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the quarter ended March 31, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to 2006, Dune accounted for stock-based compensation to employees and directors under the intrinsic value method under APB Opinion No. 25. Under this method, Dune had not recognized compensation expense for stock granted when the underlying number of shares is known and the exercise price of the option is greater than or equal to the fair market value of the stock on the grant date. Had Dune determined compensation expense for stock option grants based on their estimated fair value at their grant date, Dune's net loss and net loss per share would have been as follows:

                                                                                     Three months ended
                                                                                       March 31, 2005
Net loss, as reported                                                                    $  (9,899)

Deduct: stock-based compensation expense determined under fair value based method         (305,927)

                                                                                         ---------
Pro forma net loss                                                                       $(315,826)
                                                                                         =========

Net loss per share, basic and diluted:
As reported                                                                              $   (0.00)
Pro forma                                                                                $   (0.01)

The weighted average fair value of the stock options granted during the three months ended March 31, 2006 and 2005 was $2.44 and $1.22, respectively. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rates of 4.7% and 2.0%, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility is 129.59% to 204.69% and (4) zero expected dividends.

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS

Dune enters into derivative contracts to provide a measure of stability in the cash flows associated with Dune's oil and gas production and to manage exposure to commodity prices. None of the derivative contracts Dune has entered into have been designated as cash flow hedges or fair value hedges. During 2006, Dune recorded gains of $27,517 related to its derivative instruments.

The derivative instruments Dune has entered into are described below.

Natural Gas Derivatives

Dune entered into participating collars on natural gas hedges (NG-NYMEX) whereby Dune receives a floor price and pays a percent of any price in excess of the floor up to a maximum payment. The following table shows the monthly volumes hedged, the floor price, percent above the floor price paid (cost) and the maximum payment for that volume.

                                            Average         Average           Average          Average
      Start         End        Volume        Floor           Cost               Dune           Maximum
      Month        Month        MMBTU       $/MMBTU      % over Floor     % Participation      Payment
      -----        -----        -----       -------      ------------     ---------------      -------
      Apr-06       Apr-06      30,000       $ 8.000         45.000%           55.000%         $   1.800
      May-06       Oct-06      37,500       $ 7.867         45.530%           54.470%         $   1.947
      Nov-06       Dec-06      35,000       $ 7.854         45.570%           54.430%         $   1.957
      Jan-07       May-07      30,000       $ 7.833         45.670%           54.330%         $   1.980
      Jun-07       Dec-07      27,500       $ 7.818         45.730%           54.270%         $   2.000
      Jan-08       Dec-08      25,000       $ 7.500         47.000%           53.000%         $   2.000

Crude Oil Derivatives

Dune entered into participating collars on crude oil hedges (WTI-NYMEX) whereby Dune receives a floor price and pays a percent of any price in excess of the floor up to a maximum payment. The following table shows the monthly volumes hedged, the floor price, percent above the floor price paid (cost) and the maximum payment for that volume.

                                             Average          Average           Average          Average
      Start         End        Volume         Floor            Cost               Dune           Maximum
      Month        Month        bbls          $/bbls       % over Floor     % Participation      Payment
      -----        -----        ----          ------       ------------     ---------------      -------
      Apr-06      Aug-06       1,250        $ 45.000          25.000%           75.000%         $   5.000
      Sep-06      Dec-06       1,000        $ 45.000          25.000%           75.000%         $   5.000
      Jan-07      Oct-07        750         $ 45.000          25.000%           75.000%         $   5.000
      Nov-07      Dec-07        500         $ 45.000          25.000%           75.000%         $   5.000
      Jan-08      Dec-08        500         $ 55.000          40.000%           60.000%         $   8.000

NOTE 6 - SUBSEQUENT EVENTS

On April 11, 2006, Dune entered into a definitive contract, the terms of which call for the construction of and subsequent long-term contract for a drilling rig for Dune's exclusive use on its Barnett Shale properties. In addition, Dune is presently engaged in ongoing discussions with the same rig company regarding an option on a second rig. Both rigs will be capable of drilling deviated and horizontal wells. Dune's properties are located in Denton and Wise Counties in the North Texas Fort Worth Basin. Dune expects the first rig to be available on or about August 1, 2006.

The term of the contract is two years with an extension clause. The day rate will be fixed with a price renegotiation clause at the end of the initial twelve months of operation. Dune will retain the right to sublease the rig if needed.

On May 10, 2006, Dune signed a drilling contract with Big Giant to drill three vertical wells in the Barnett Shale. The contract calls for the rig to move on Dune's first location June 1, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

      Dune Energy, Inc. ("we", "our" or the "Company") is a focused and rapidly growing independent energy company engaged in the exploration, development, and acquisition of natural gas and crude oil properties. Presently, our operations are concentrated in the following areas of Texas and Louisiana:

>> Barnett Shale - working interests (ranging between 92% and 100%) in certain oil and gas leases covering approximately 1,725 gross acres in Denton and Wise Counties, Texas, as well as an undivided interest in nine producing wells thereon, all located on the fairway of the prolific Barnett Shale play in the North Texas Fort Worth Basin (the "Barnett Shale Properties");

>> Bayou Couba - A working interest in certain exclusive exploration and development rights covering approximately 11,000 gross contiguous acres in St. Charles Parish, Louisiana, together with an undivided working interest in three producing wells (the "Bayou Couba Property");

>> Welder Ranch - leases covering approximately 7,950 contiguous acres on the Welder Ranch located in Victoria County, Texas, together with an undivided working interest in four producing wells (the "Welder Ranch Property");

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

Recent Developments

Barnett Shale Properties

      During the first quarter covered by this report, we drilled two wells in the Barnett Shale. The DCC #8 was successfully completed and placed on production from the Barnett formation. The well was perforated and fractured in three different horizons. Initial rates for the first twenty-four hours were 1.1 MMcf/d of natural gas. The well continues to clean up frac water and is currently producing at a rate of 800 Mcf/d. Given pipeline availability, the well was turned to sales immediately. The DCC #7 well which we began drilling in December 2005, has been temporarily abandoned after it encountered mechanical difficulties due to poor hole condition in the directional section of the well. Rather than continue operations, management decided to cease drilling operations and skid the rig over and drill the DCC #8 well.

      In other operations we are currently refracing one of our originally acquired wells, the Springside #1-A and installing pumping equipment on the Pitts #1. Pending successful refracing, we anticipate increasing combined production to 400-600 Mcf/d on these two wells.

      On May 10, 2006 we completed the acquisition of a 455 acre lease located in Wise County for $380,000. The newly acquired lease is in close proximity to our existing acreage position in the Barnett Shale play. Management estimates that there are three horizontal proved undeveloped (PUD) locations and one vertical PUD location to drill on the lease.

Bayou Couba Property

      On March 8, 2006, our joint-venture partner, American Natural Energy Corporation ("ANEC") entered into a Seismic Survey Participation Agreement (the "Participation Agreement") with Seismic Exchange, Inc. ("SEI"), to acquire a license with respect to the geophysical data covering 60 square miles of the 3-D Seismic Survey to be conducted pursuant to the Participation Agreement (the "Licensed Data"). The area to be surveyed by this shoot covers the 11,000 acres we have exploration and development rights in under our existing Exploration and Development Agreement with ANEC, as well as additional acres surrounding it. The cost of ANEC acquiring a license to the 3-D survey is $2 million, of which we have agreed to pay $1 million. The Participation Agreement provides that ANEC has the one-time right to designate a "Partner" to receive a Partner License from SEI. Pursuant to a separate Agreement with ANEC, ANEC has agreed that we shall have the right to cause ANEC to designate us as a "Partner", if we shall so elect. If we elect to do so, we have agreed with ANEC to each pay SEI an additional $500,000 for the Partner License. Upon delivery of the Licensed Data to ANEC, provided that ANEC makes timely payments to SEI therefore, Exxon Mobil has agreed to extend the term of its Development Agreement with ANEC (under which ANEC has assigned half of its interest to us) by two years to November 2009. During the First Quarter we paid SEI $600,000 as an initial payment to begin the 3-D seismic survey.

Welder Ranch Property

      During the first quarter we drilled two wells on the Welder Ranch Property. The Welder Heirs #2 which was drilled to the Frio formation at a total depth of 3,532 feet and encountered 19 feet of net pay in four potential pay zones. We own a 100% working interest in the well. The well was originally put on production from the lowest horizon at a rate of 300 Mcf/d. We have since added additional zones and presently are producing at a rate of 180 Mcf/d. The other well drilled on our Welder Ranch Property was the Rob Welder #2. Although log analysis indicated gas pay, the well was deemed uneconomical and has been plugged and abandoned.

Pearsall Property

      Currently, the 2 wells in which we hold a working interest are producing oil at an average combined rate of approximately 85 Bbl/d. We have a 27% working interest in the first well, and a 40% working interest in the second and each subsequent well.

Los Mogotes Property

      For the three months ended March 31, 2006, our Los Mogotes Property generated approximately $173,000 of revenues net to our working interest.

Results of Operations

      Three months ended March 31, 2005 ("2005") compared to three months ended March 31, 2006 ("2006")

      Revenues. Revenues grew from $543,713 in 2005 to $1,300,820 in 2006. This represents a 139% increase. Although fee income declined $56,000, oil and gas revenue increased over $700,000 reflecting the impact of acquisitions and drilling activity undertaken in the last three quarters of 2005.

      Operating Expenses. Operating expenses increased from $516,738 in 2005 to $2,374,252 in 2006. Every component of operating expenses contributed to this increase as detailed below. The overall increase is attributable to increased activity primarily associated with new wells drilled, the acquisition activity and overall growth of the Company.

      General and Administrative Expenses. The increase of $411,072 is attributable to increased drilling and acquisition activity yielding increases in all areas of general and administrative expense.

      Share-based Compensation Expense. In 2006 the Company adopted SFAS No. 123
      (R) which requires all share-based payments to employees and directors be recognized in the financial statements based on their fair values. Share-based compensation in 2006 amounted to $473,388 and $0 in 2005.

      Direct Operating Expense. Direct operating expense increased from $65,534 in 2005 to $351,684 in 2006. This increase of $286,150 reflects the effect on operating expense of going from two properties in 2005 to seventeen in 2006.

      Depletion, Depreciation and Amortization. Dune experienced a significant change in depletion, depreciation and amortization (DD&A) increasing from $37,480 in 2005 to $724,384 in 2006. The two major components of DD&A relate to amortization of oil and gas properties and amortization of deferred financing costs. In 2006, properties being amortized increased from $6,801,080 to $49,156,664 yielding an expense of $505,825. Also in 2006, deferred financing costs of $2,493,184 yielded an amortization expense of $215,932.

      Operating Loss. Dune went from operating income of $26,975 in 2005 to an operating loss of ($1,073,432) in 2006. As documented above, all of the components of operating expense experienced significant increases which were not offset by the increase in revenues.

      Other Income (Expense):

            Interest Income. Interest income increased from $8,792 in 2005 to $97,511 in 2006. The increase is attributable to higher cash balances associated with the February 1, 2006 stock sale.

            Minority Interest. Minority interest expense decreased from $40,091 in 2005 to $0 in 2006. As a result of Dune's 2005 acquisition of the minority interest in Vaquero Partners, there is no minority interest in 2006.

            Interest Expense. Interest expense jumped from $5,575 in 2005 to $1,039,703 in 2006. Dune increased its debt from $5,000,000 at March 31, 2005 to $30,889,547 at March 31, 2006. The debt was incurred primarily to finance the fourth quarter 2005 acquisitions. This increase in debt explains the additional interest expense in 2006.

            Accretion Expense. Accretion expense was $0 in 2005 and $1,999 in 2006. Dune recorded its asset retirement obligation in the fourth quarter of 2005 giving rise to the accretion expense in 2006.

            Gain on Embedded Derivative Liability. Dune recorded a gain on the mark to market adjustment of the embedded derivatives in 2006. This gain is on participating collars on oil and gas swaps which were entered into in the fourth quarter of 2005. As of March 31, 2006, the mark to market value reflected a liability of $163,036. There were no embedded derivatives in 2005.

      Net Loss. Dune's net loss increased ($1,980,207) from ($9,899) in 2005 to ($1,990,106) in 2006. Major components of this increase are attributable to increased interest expense, increased depreciation, depletion and amortization expense and the adoption of SFAS 123 (R), requiring the recognition of share-based payments in the financial statements.

      Net Loss Per Share. The net loss per share increased from $0.00 per share in 2005 to ($0.04) per share in 2006. Although the weighted average number of shares increased 10,103,536 shares, net loss increases yielded a loss of ($0.04) per share.

Financial Liquidity and Capital Resources

      As a result of the industry-wide shortage of available drilling rigs our intended drilling program has been delayed. However, in order to return to the drilling program originally planned, we entered into a rig contract, the terms of which call for the construction and subsequent long-term contractual commitment of a drilling rig for our exclusive use on our Barnett Shale Properties. This rig, which will be capable of drilling deviated and horizontal wells, is expected to be delivered to us on or about August 1, 2006. In addition, we signed a second contract for a drilling rig with Big Giant Drilling LLC, to drill three wells on our Barnett Shale Properties. This contract calls for the rig to move on to our first location on June 1, 2006.

      The delays in procuring rigs have caused the postponement of the time at which revenues can be expected from the subject properties. As a consequence, we needed and have obtained a waiver through June 15, 2006 from our senior and subordinated lenders, of compliance with certain covenants in our lending arrangements requiring certain levels of income from operations. After the commencement of drilling of our next well in early June, we expect such waivers to be extended to such time as we are in fact able to comply with such covenants as originally provided. We have agreed with our senior and subordinated lenders to certain changes in our respective contractual arrangements as a result of the delay described above, including suspension of revolving credit availability under the senior facility and the payment of certain interest amounts in subordinated notes rather than cash under our subordinated facility. Such changes are embodied in a Second Amendment to Credit Agreement, effective as of May 15, 2006, the form of which is filed as Exhibit 99.1 hereto. Management does not believe these suspensions will continue beyond December 31, 2006 or that our operations or our prospects are materially effected by the agreed suspension of availability under our revolving credit facility.

      Management believes that our cash requirements in the next twelve months will be met by our revenues from operations and our cash reserves.

Item 3. Controls and Procedures.

      We carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2006, the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries). There were no significant changes in the Company's internal control over financial reporting or in other factors that could significantly affect its internal control over financial reporting during the period ended March 31, 2006, nor any significant deficiencies or material weaknesses in such internal control over financial reporting requiring corrective actions. As a result, no corrective actions were taken.

                                     PART II
                                OTHER INFORMATION

Item 4. Other Information.

      On April 11, 2006 we entered into a definitive contract, the terms of which call for the construction of and subsequent long-term contract for a drilling rig for the Company's exclusive use on its Barnett Shale Properties. We are presently engaged in ongoing discussions with the same rig company regarding an option on a second rig. Both rigs are capable of drilling deviated and horizontal wells. We expect that the first rig will be delivered to a location on our Barnett Shale Properties on or about August 1, 2006. The term of the contract is two years with an extension clause. The day rate will be fixed with a price renegotiation clause at the end of the initial twelve months of operation. We will retain the right to sublease the rig.

      On May 10, 2006 we entered into a drilling contract with Big Giant to drill 3 wells in the Barnett Shale. The contract anticipates the rig moving onto our first location June 1, 2006.

Item 5. Exhibits, List and Reports on Form 8-K.

      (a)   Exhibits

      Exhibit Number                       Description
      --------------------------------------------------------------------------

      31.1              Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

      31.2              Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

      32.2 Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

      99.1              Form of Second Amendment to Credit Agreement

      (b)   Reports on Form 8-K

      During the period covered by this Report, we filed Reports on Form 8-K on each of the following dates: (i) January 30, 2006 (including the financial statements relating to Springside Acquisition) (ii) February 3, 2006 (announcing the closing on a $23.85 million private equity offering) and (iii) February 28, 2006 (including the financial statements relating to Voyager acquisition)

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DUNE ENERGY, INC.


Date: May 15, 2006                  By: /s/ Alan Gaines
                                        ----------------------------------------
                                        Name:  Alan Gaines
                                        Title: Chairman, Chief Executive Officer


Date: May 15, 2006                  By: /s/ Hugh Idstein
                                        ----------------------------------------
                                        Name:  Hugh Idstein
                                        Title: Chief Financial Officer

                                INDEX TO EXHIBITS

      Exhibit Number                         Description
      --------------------------------------------------------------------------

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

      99.1             Form of Amendment to Credit Agreement