Form 10QSB
period 2006-06-30
DUNE ENERGY INC
filed 2006-08-21
CIK 1092839

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 2006

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

       For the transition period from _______________ to ________________

                         Commission file number 0-27897

                                DUNE ENERGY, INC.
           (Exact name of small business as specified in its charter)

           Delaware                                      95-4737507
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation ororganization)

              3050 Post Oak Blvd., Suite 695, Houston, Texas 77056
                    (Address of principal executive offices)

                                 (713) 888-0895
                (Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 59,407,392 shares of Common Stock, $.001 per share, as of August 7, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                                Dune Energy, Inc.
                           Consolidated Balance Sheets
                    As of June 30, 2006 and December 31, 2005
                                   (Unaudited)

ASSETS                                                                  June 30, 2006      December 31, 2005
                                                                      -----------------    -----------------
Current assets:
   Cash                                                               $       2,200,388    $       3,754,120
   Accounts receivable                                                        1,531,973            1,595,967

   Prepaid assets                                                               589,188                   --
                                                                      -----------------    -----------------
Total current assets                                                          4,321,549            5,350,087
                                                                      -----------------    -----------------

Property and equipment                                                           60,660               39,127
   Less accumulated depreciation                                                (10,566)              (5,033)
                                                                      -----------------    -----------------
Net property and equipment                                                       50,094               34,094
                                                                      -----------------    -----------------

Oil and gas properties, using full cost accounting:
   Properties being amortized                                                57,078,481           20,984,208
   Properties not subject to amortization                                     5,573,663           28,962,342
   Deposits on oil and gas properties                                           904,781            1,820,101
   Less accumulated depreciation, depletion and amortization                 (2,127,636)            (982,240)
                                                                      -----------------    -----------------
Net oil and gas properties                                                   61,429,289           50,784,411
                                                                      -----------------    -----------------

Deferred financing costs, net of accumulated amortization
   of $580,896 and $143,558                                                   2,356,983            2,363,187
                                                                      -----------------    -----------------

TOTAL ASSETS                                                          $      68,157,915    $      58,531,779
                                                                      =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities - accounts payable and accrued liabilities        $       2,674,154    $       4,280,024

Long-term debt                                                               10,000,000           18,500,000
Long-term debt - related party                                               21,488,476           20,597,514
Other long-term liabilities                                                      82,740              269,235
                                                                      -----------------    -----------------
Total liabilities                                                            34,245,370           43,646,773
                                                                      -----------------    -----------------

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized,
   59,378,192 and 50,244,859 shares issued and outstanding                       59,378               50,244
Additional paid-in capital                                                   43,268,682           20,093,671
Accumulated deficit                                                          (9,415,515)          (5,258,909)
                                                                      -----------------    -----------------
Total stockholders' equity                                                   33,912,545           14,885,006
                                                                      -----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $      68,157,915    $      58,531,779
                                                                      =================    =================

                 See notes to consolidated financial statements.

                                Dune Energy, Inc.
                      Consolidated Statements of Operations
            For the three and six months ended June 30, 2006 and 2005
                                   (Unaudited)

                                                                  Three months ended                       Six months ended
                                                                       June 30,                                June 30,
                                                           --------------------------------        --------------------------------
                                                               2006                2005                2006                2005
                                                           ------------        ------------        ------------        ------------
Revenues                                                   $  1,236,471        $    509,691        $  2,537,291        $  1,053,404
                                                           ------------        ------------        ------------        ------------

Operating expenses:
   General and administrative expense                         1,478,925             688,780           2,777,109           1,102,504
   Direct operating expense                                     366,689              67,534             718,373             133,068
   Depletion, depreciation and amortization                     863,883              53,360           1,588,267              90,840
                                                           ------------        ------------        ------------        ------------
Operating loss                                               (1,473,026)           (299,983)         (2,546,458)           (273,008)
                                                           ------------        ------------        ------------        ------------

Other income(expense):

   Interest income                                               62,442               7,646             159,953              16,438
   Minority interest                                                 --              (5,892)                 --             (45,983)
   Interest expense                                            (923,860)            (82,329)         (1,963,563)            (87,904)
   Accretion expense                                             (2,059)                 --              (4,058)                 --
   Other expense                                               (347,748)                 --            (347,748)                 --
   Gain on embedded derivative liability                        517,751                  --             545,268                  --
                                                           ------------        ------------        ------------        ------------

Net loss                                                   $ (2,166,500)       $   (380,558)       $ (4,156,606)       $   (390,457)
                                                           ============        ============        ============        ============

Net loss per share:
   Basic and diluted                                       $      (0.04)       $      (0.01)       $      (0.07)       $      (0.01)

Weighted average shares outstanding:
   Basic and diluted                                         59,332,266          46,825,943          57,746,885          46,434,609

                 See notes to consolidated financial statements.

                                Dune Energy, Inc.
                      Consolidated Statements of Cash Flows
                 For the six months ended June 30, 2006 and 2005
                                   (Unaudited)

                                                               2006                 2005
                                                           ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $ (4,156,606)        $   (390,457)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depletion, depreciation and amortization                   1,588,267               90,840
   Share-based compensation                                   1,007,826                   --
   Accretion of asset retirement obligation                       4,058                   --
   Gain on derivative mark to market adjustment                (545,268)                  --
   Minority interest                                                 --               45,983
   Changes in:
      Accounts receivable                                        63,995             (183,207)
      Prepaid assets                                           (589,188)                  --
      Accounts payable and accrued liabilities                 (714,908)             166,793
                                                           ------------         ------------
NET CASH USED IN OPERATING ACTIVITIES                        (3,341,824)            (270,048)
                                                           ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved and unproved properties                (11,790,274)          (6,759,452)
Deposits on oil and gas properties                                   --           (1,645,569)
Purchase of office equipment                                    (21,533)             (17,930)
                                                           ------------         ------------
NET CASH USED IN INVESTING ACTIVITIES                       (11,811,807)          (8,422,951)
                                                           ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                         --            6,500,000
Proceeds from sale of common stock                           22,103,232                   --
Proceeds from exercise of options                               100,000                   --
Payment on long-term debt issuance cost                        (103,333)            (100,000)
Payments on long-term debt                                   (8,500,000)                  --
                                                           ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    13,599,899            6,400,000
                                                           ------------         ------------

NET CHANGE IN CASH BALANCE                                   (1,553,732)          (2,292,999)
   Cash balance at beginning of period                        3,754,120            3,746,999
                                                           ------------         ------------
   Cash balance at end of period                           $  2,200,388         $  1,454,000
                                                           ============         ============

SUPPLEMENTAL DISCLOSURES

Interest paid                                              $  1,294,792         $      5,575

Income taxes paid                                                    --                   --

NON-CASH DISCLOSURES

Stock issued for conversion of debt                        $         --         $    445,000

Conversion of preferred stock to common stock                        --                  222

                 See notes to consolidated financial statements.

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

NOTE 2 - SHAREHOLDERS' EQUITY

On May 3, 2006, a shareholder exercised 133,333 stock options to purchase 133,333 shares of common stock at a price of $0.75 per share. Dune received $100,000.

NOTE 3 - DEBT FINANCING

Dune obtained a waiver through August 31, 2006 from our senior and subordinated lenders of compliance with certain covenants in our lending arrangements requiring certain levels of income from operations. We agreed with our senior and subordinated lenders to certain changes in our respective contractual arrangements including suspension of revolving credit availability under the senior facility and the payment of certain interest amounts in subordinated notes rather than cash under our subordinated facility. We also amended our senior credit facility to increase the rate of interest payable to our senior lenders on outstanding indebtedness by two percent (2%) per annum effective from June 1, 2006.

NOTE 4 - SHARE-BASED COMPENSATION

On January 1, 2006, Dune adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Dune adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements for the six months ended June 30, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to 2006, Dune accounted for share-based compensation to employees and directors under the intrinsic value method under APB Opinion No. 25. Under this method, Dune had not recognized compensation expense for stock granted when the underlying number of shares is known and the exercise price of the option is greater than or equal to the fair market value of the stock on the grant date. Had Dune determined compensation expense for stock option grants based on their estimated fair value at their grant date, Dune's net loss and net loss per share would have been as follows:

                                                Three months ended      Six months ended
                                                  June 30, 2005          June 30, 2005
                                                -----------------------------------------
Net loss, as reported                           $         (380,558)    $         (390,457)

Deduct: share-based compensation expense
determined under fair value based method                (1,256,993)            (1,562,920)
                                                -----------------------------------------
Pro forma net loss                              $       (1,637,551)    $       (1,953,377)
                                                =========================================

Net loss per share, basic and diluted:
As reported                                     $            (0.01)    $            (0.01)
Pro forma                                       $            (0.03)    $            (0.04)

The weighted average fair value of the stock options granted during the six months ended June 30, 2006 and 2005 was $2.44 and $2.19, respectively. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rates of 4.7% and 2.0%, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility is 129.59% to 204.69% and (4) zero expected dividends.

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS

Dune entered into derivative contracts to provide a measure of stability in the cash flows associated with Dune's oil and gas production and to manage exposure to commodity prices. None of the derivative contracts Dune has entered into have been designated as cash flow hedges or fair value hedges. During 2006, Dune recorded gains of $545,268 related to its derivative instruments.

On August 14, 2006, we unwound all of our hedges on our oil and natural gas prices for a net cash payment of $63,000. On August 18, 2006, the Company placed new derivative instruments as described below:

Natural Gas Derivatives

      Dune entered into participating collars on natural gas hedges (NG-NYMEX) whereby Dune receives a floor price and pays a percent of any price in excess of the floor up to a maximum payment. The following table shows the monthly volumes hedged, the floor price, percent above the floor price paid (cost) and the maximum payment for that volume.

                        Monthly       Average         Average           Average          Average
Start         End        Volume        Floor           Cost               Dune           Maximum
Month        Month       MMBTU        $/MMBTU      % over Floor     % Participation      Payment
-----        -----       -----        -------      ------------     ---------------      -------
Sep-06       Dec-06      35,000       $ 7.000         45.500%           54.500%         $   2.280
Jan-07       Dec-07      30,000       $ 7.000         45.500%           54.500%         $   2.280
Jan-08       Dec-08      25,000       $ 7.000         45.500%           54.500%         $   2.280

Crude Oil Derivatives

      Dune entered into participating collars on crude oil hedges (WTI-NYMEX) whereby Dune receives a floor price and pays a percent of any price in excess of the floor up to a maximum payment. The following table shows the monthly volumes hedged, the floor price, percent above the floor price paid (cost) and the maximum payment for that volume.

                         Monthly        Average         Average            Average          Average
Start         End         Volume         Floor            Cost               Dune           Maximum
Month        Month         BBLS         $/BBLS        % over Floor     % Participation      Payment
-----        -----         ----         ------        ------------     ---------------      -------
Sep-06       Dec-06       1,000       $   60.000        28.000%            72.000%         $   5.600
Jan-07       Dec-07        750        $   60.000        28.000%            72.000%         $   5.600
Jan-08       Dec-08        500        $   60.000        28.000%            72.000%         $   5.600

NOTE 6 - SUBSEQUENT EVENTS

In February 2006, Dune sold a total of 9,000,000 shares of common stock at a price of $2.65 per share in a private equity offering. Gross proceeds raised in the offering were $23,850,000. Pursuant to rights granted by Dune to investors in the February offering, Dune was required to file a registration statement covering all shares purchased and to have such registration statement declared effective by June 1, 2006. Because such registration statement was not declared effective by the SEC until July 5, 2006, Dune was required to pay to the investors a registration failure penalty equal to one and one-half percent (1.5%) of their aggregate investment for each 30-day period beyond June 1, 2006. This resulted in Dune paying investors in the February offering an aggregate of $395,168, of which $347,748 was recorded as other expense for the six months ended June 30, 2006. The entire sum was delivered to investors in August.

On July 21, 2006, Dune's wholly-owned subsidiary, Vaquero Partners LLC ("Vaquero"), entered into a farm out agreement (the "Agreement"), with Chesapeake Exploration Limited Partnership ("Chesapeake"), covering Vaquero's two leases on the Welder Ranch property. Pursuant to the Agreement, Chesapeake paid Vaquero and two other leaseholders (collectively, the "Leaseholders") combined cash remuneration of $2 million (of which $1.8 million was paid to Vaquero) in exchange for the assignment by the Leaseholders to Chesapeake of an undivided 75% of the rights, titles and interests in certain leasehold interests, including Vaquero's interests in the Welder Ranch leases.

Item 2. Management's Discussion and Analysis

General Overview

      Dune Energy, Inc. ("we", "our" or the "Company") is a focused and rapidly growing independent energy company engaged in the exploration, development, and acquisition of natural gas and crude oil properties. Presently, our operations are concentrated in the following areas of Texas and Louisiana:

>> Barnett Shale - working interests (ranging between 92% and 100%) in certain oil and gas leases covering approximately 1,974 gross acres in Denton and Wise Counties, Texas, as well as an undivided interest in nine producing wells thereon, all located on the fairway of the prolific Barnett Shale play in the North Texas Fort Worth Basin (the "Barnett Shale Properties");

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

>> Pearsall Field - a working interest in two leases covering 2,400 acres and the option to participate in additional leases in the Pearsall Field, located in Frio County, Texas, together with an undivided working interest in two producing wells (the "Pearsall Property"); and

>> Los Mogotes Field - a small but profitable working interest in one 18,000 acre lease containing multiple wells in the Los Mogotes Field, located in Zapata County, Texas (the "Los Mogotes Property," and together with the Welder Ranch Property and the Pearsall Property, the "South Texas Properties").

Recent Developments

Barnett Shale Properties

      During the second quarter, we completed the acquisition of a 455 acre lease located in Wise County for $380,000. The newly acquired lease is in close proximity to our existing acreage position in the Barnett Shale play. Management estimates that there are three horizontal proved undeveloped (PUD) locations and one vertical PUD location to drill on the lease.

      Also during the second quarter, we acquired from Voyager Partners, working interests in leases covering an additional 235 acres in Wise and Denton Counties. The purchase price for this acquisition, net of adjustments, was $5,500,000. This acquisition provided us with three shut-in wells, of which two are awaiting fracture stimulation, as well as three additional proved undeveloped locations. We expect to place the first shut-in well on production by September 15, 2006 and to fracture stimulate ("frac") the remaining two wells during the fourth quarter when the pipeline hook-up becomes available.

      We presently have a total of nine wells producing from the Barnett Shale formation at a gross combined rate of 2,100 Mcfe/d.

Bayou Couba Property

      Currently, the three wells in which we hold a working interest are producing at the combined rate of 17 boe/d, net to our interest. During the second half of the year, subject to rig availability, we intend to participate in the drilling of at least one well.

Welder Ranch Property

      On July 21, 2006, our wholly-owned subsidiary, Vaquero Partners LLC ("Vaquero"), entered into a farm out agreement (the "Agreement"), with Chesapeake Exploration Limited Partnership ("Chesapeake"), covering Vaquero's two leases on the Welder Ranch Property.

      Pursuant to the Agreement, Chesapeake paid Vaquero and two other leaseholders (collectively, the "Leaseholders") combined cash remuneration of $2 million (of which $1.8 million will be paid to Vaquero) in exchange for the assignment by the Leaseholders to Chesapeake of an undivided 75% of the rights, titles and interests in certain leasehold interests, including Vaquero's interests in the Welder Ranch leases. In addition, under the Agreement, Chesapeake has committed to start drilling two wells by November 1, 2006 targeting the geopressured Middle Wilcox formation on the Welder Ranch Property. Until the "casing point" is reached on these two wells, when logging of such new wells will have been completed and a decision to continue or abandon can be made, Chesapeake will bear all cost, risk and liability for such drilling. After casing point on the initial two wells, we will pay for our proportional share (17.5% on a portion of one lease one lease and 25% on the remainder) of costs going forward. Similarly, we have the right to participate "heads up" with Chesapeake on future wells drilled on the Welder Ranch Property. Also under the Agreement, during the six months beginning on November 1, 2006 and ending on April 1, 2007, and each six (6) month period thereafter, for as long as is required under the terms of Vaquero's Welder Ranch leases to maintain such leases in effect, Chesapeake shall drill at least one well under each such lease so that such lease will be maintained in effect. Copies of the Agreement and the press release announcing the Agreement were filed as Exhibits to our Report on Form 8-K, filed with the Commission on July 24, 2006.

      Presently, we have a working interest in four producing wells on the Welder Ranch Property, that produce at a combined rate of 269 Mcfe/d, net to our interest.

Pearsall Property

      Currently, the two wells in which we hold a working interest are producing oil at an average combined rate of approximately 33 boe/d, net to our interest.

Los Mogotes Property

      For the three months ended June 30, 2006, our Los Mogotes Property generated approximately $41,350 of net revenue to our working interest. Pogo Producing Company, the operator, is currently drilling three new wells and we expect the drilling of other Proved and Undeveloped locations to continue for the rest of the year.

Results of Operations

      Six months ended June 30, 2005 ("2005") compared to six months ended June 30, 2006 ("2006"):

      Revenues. Revenues increased $1,483,887 from $1,053,404 in 2005 to $2,537,291 in 2006. This represents an increase of 141% reflecting the impact of acquisitions and drilling activity undertaken in the last two quarters of 2005 and the first two quarters of 2006.

      General and administrative expenses. The increase of $1,674,605 in general and administrative expense reflects the additional costs associated with the Company's growth in 2006. The major component of this increase pertains to the adoption of SFAS No. 123(R) in 2006 which requires all share-based payments to employees and directors be expensed in financial statements based on their fair values. Share-based compensation amounted to $0 in 2005 and $1,007,826 in 2006. Additionally, increases were noted in essentially all other areas of general and administrative expense.

      Direct operating expense. Direct operating expense increased $585,305 from $133,068 in 2005 to $718,373 in 2006. This increase reflects the impact on operating expense of going from two properties in 2005 to nineteen in 2006.

      Depletion, depreciation and amortization (DD&A). Dune experienced significant increases in DD&A going from $90,840 in 2005 to $1,588,267 in 2006. The two major components of DD&A consist of the amortization of oil and gas properties and deferred financing costs. In 2006, oil and gas properties being amortized increased from $8,405,218 to $57,078,481. Also in 2006, deferred financing costs being amortized increased from $100,000 to $2,583,164.

      Operating loss. The operating loss increased ($2,273,450) from ($273,008) in 2005 to ($2,546,458) in 2006. As noted above, the Company incurred significant increases in all areas of operating expenses which were not offset by similar increase in revenues.

      Other income(expense).

            Interest income. The increase in interest income of $143,515 from $16,438 in 2005 to $159,953 in 2006 results from higher cash balances primarily attributable to the February 1, 2006 stock sale.

            Minority interest. The Company acquired the minority interest in Vaquero Partners in the fourth quarter of 2005. Consequently, minority interest decreased from $45,983 in 2005 to $0 in 2006.

            Interest expense. Interest expense increased $1,875,659 from $87,904 in 2005 to $1,963,563 in 2006. The Company's debt has increased from $6,582,329 in 2005 to over $39,000,000 before payments have reduced it to $31,488,476 in 2006. The debt was incurred to finance fourth quarter of 2005 acquisitions and 2006 drilling activity.

            Other expense. Other expenses increased $347,748 in 2006 from $0 in 2005. The increase is the result of penalties incurred relating to the delayed registration statement filing associated with the February 1, 2006 stock sale.

            Accretion expense. The Company recorded its asset retirement obligation in the fourth quarter of 2005 giving rise to the accretion expense of $4,058 in 2006.

            Gain on embedded derivative liability. The Company entered into derivative contracts in the fourth quarter of 2005. Gains related to these derivative instruments amounted to $545,268 in 2006.

      Net loss. Dune's net loss increased ($3,766,149) from ($390,457) in 2005 to ($4,156,606) in 2006. Major components of this increase include share-based compensation, DD&A and interest expense as more fully described above.

      Net loss per share. The net loss per share increased from ($0.01) in 2005 to ($0.07) in 2006. Although the weighted average number of shares outstanding increased 11,312,276 shares, the net loss increase of ($3,766,149) resulted in an increase of net loss per share of ($0.06).

Financial Liquidity and Capital Resources

      As a result of the industry-wide shortage of available drilling rigs our intended drilling program has been delayed. However, in order to return to the drilling program originally planned, we entered into a rig contract, the terms of which call for the construction and subsequent long-term contractual commitment of a drilling rig for our exclusive use on our Barnett Shale Properties. This rig, which will be capable of drilling deviated and horizontal wells, is expected to be delivered to us on or about September 1, 2006. In addition, we signed a second contract for a drilling rig with Big Giant Drilling LLC to drill four wells on our Barnett Shale Properties. So far, we have drilled two of these four wells.

      The delays in procuring rigs have caused the postponement of the time at which revenues can be expected from the subject properties. As a consequence, we needed and have obtained a waiver through August 31, 2006 from our senior and subordinated lenders, of compliance with certain covenants in our lending arrangements requiring certain levels of income from operations. We agreed with our senior and subordinated lenders to certain changes in our respective contractual arrangements including suspension of revolving credit availability under the senior facility and the payment of certain interest amounts in subordinated notes rather than cash under our subordinated facility. We also amended our senior credit facility to increase the rate of interest payable to our senior lenders on outstanding indebtedness by two percent (2%) per annum effective from June 1, 2006.

      Due to the suspension of revolving credit availability, management is actively seeking to re-finance our existing senior credit facility. Presently, we are negotiating a credit facility with certain third party lenders with the goal of closing a refinancing by early September. Given our current capital requirements, if we are unable to secure additional capital on favorable terms in a timely fashion, our operations and prospects would be materially adversely affected.

Item 3. Controls and Procedures.

      We carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the CEO and CFO concluded that, as of June 30, 2006, the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries). There were no significant changes in the Company's internal control over financial reporting or in other factors that could significantly affect its internal control over financial reporting during the period ended June 30, 2006, nor any significant deficiencies or material weaknesses in such internal control over financial reporting requiring corrective actions. As a result, no corrective actions were taken.

                                     PART II
                                OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders.

      On May 30, 2006, we held our annual meeting of stockholders. The three proposals submitted for shareholder involved (i) election of the seven current members of our Board of Directors, (ii) approval and adoption of our 2005 Non-Employee Director Incentive Plan (the "Plan") and (iii) ratification of the appointment of Malone & Bailey PC as our independent auditors for the year ended December 31, 2006.

      With respect to the election of Directors, there was no opposition to the slate proposed by the Company at the annual meeting, and all seven of Company's incumbent Directors who were nominated to serve as Director received a plurality of votes cast at the meeting and were reelected as members of our Board of Directors.

      With respect to the approval of our 2005 Non-Employee Director Incentive Plan, 43,440,746 votes were cast FOR the Plan, 246,889 votes were cast against the Plan and 10,905 votes abstained. Accordingly, our stockholders approved the Plan.

      With respect to the ratification of our independent auditors, 43,671,430 votes were cast FOR ratification, 18,910 votes were cast against retention and 8,200 votes abstained. Accordingly, our stockholders approved the appointment of Malone & Bailey PC as our independent auditors.

Item 6. Exhibits, List and Reports on Form 8-K.

      (a) Exhibits

      Exhibit Number        Description
--------------------------------------------------------------------------------
      31.1                  Certification of Chief Executive Officer pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002
      31.2                  Certification of Chief Financial Officer pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002
      32.1                  Certification pursuant to 18 U.S.C. 1350, adopted
                            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer
      32.2                  Certification pursuant to 18 U.S.C. 1350, adopted
                            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

      (b) Reports on Form 8-K

      During the period covered by this Report, we filed Reports on Form 8-K on each of the following dates: (i) June 21, 2006 (announcing the amendments to our senior credit facility) and (ii) July 24, 2006 (announcing entry into our farmout agreement with Chesapeake).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DUNE ENERGY, INC.


Date: August 21, 2006                   By: /s/ Alan Gaines
                                            ------------------------------------
                                        Name: Alan Gaines
                                        Title: Chairman, Chief Executive Officer


Date: August 21, 2006                   By: /s/ Hugh Idstein
                                            ------------------------------------
                                        Name: Hugh Idstein
                                        Title: Chief Financial Officer

                                INDEX TO EXHIBITS

      Exhibit Number        Description
--------------------------------------------------------------------------------
      31.1                  Certification of Chief Executive Officer pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002
      31.2                  Certification of Chief Financial Officer pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002
      32.1                  Certification pursuant to 18 U.S.C. 1350, adopted
                            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer
      32.2                  Certification pursuant to 18 U.S.C. 1350, adopted
                            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer