Form 10QSB
period 2006-09-30
DUNE ENERGY INC
filed 2006-11-14
CIK 1092839

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 59,414,292 shares of Common Stock, $.001 per share, as of November 6, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements


                                Dune Energy, Inc.
                           Consolidated Balance Sheets
         For the periods ended September 30, 2006 and December 31, 2005
                                   (Unaudited)

                                                                 September 30, 2006      December 31, 2005
                                                                 ------------------     ------------------
ASSETS

Current assets:
   Cash                                                          $        7,223,886     $        3,754,120
   Accounts receivable                                                    1,555,511              1,595,967
   Prepaid assets                                                            68,665                     --
                                                                 ------------------     ------------------
Total current assets                                                      8,848,062              5,350,087
                                                                 ------------------     ------------------

Property and equipment                                                       61,305                 39,127
   Less accumulated depreciation                                            (13,632)                (5,033)
                                                                 ------------------     ------------------
Net property and equipment                                                   47,673                 34,094
                                                                 ------------------     ------------------

Oil and gas properties, using full cost accounting:
   Properties being amortized                                            61,643,681             20,984,208
   Properties not subject to amortization                                 6,510,388             28,962,342
   Deposits on oil and gas properties                                     2,079,353              1,820,101
   Less accumulated depreciation, depletion and amortization             (2,730,988)              (982,240)
                                                                 ------------------     ------------------
Net oil and gas properties                                               67,502,434             50,784,411
                                                                 ------------------     ------------------

Deferred financing costs, net of accumulated amortization
   of $150,019 and $143,558                                               1,310,315              2,363,187
Deposit - related party                                                     500,000                     --
                                                                 ------------------     ------------------

TOTAL ASSETS                                                     $       78,208,484     $       58,531,779
                                                                 ==================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                      $        3,368,359     $        4,280,024
   Current portion of long-term debt                                      1,200,000                     --
                                                                 ------------------     ------------------
Total current liabilities                                                 4,568,359              4,280,024
                                                                 ------------------     ------------------

Long-term debt                                                           15,294,908             18,500,000
Long-term debt - related party                                           26,635,450             20,597,514
Other long-term liabilities                                                 906,296                269,235
                                                                 ------------------     ------------------
Total liabilities                                                        47,405,013             43,646,773
                                                                 ------------------     ------------------

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized,
   59,414,292 and 50,244,859 shares issued and outstanding                   59,414                 50,244
Additional paid-in capital                                               43,464,700             20,093,671
Accumulated deficit                                                     (12,720,643)            (5,258,909)
                                                                 ------------------     ------------------
Total stockholders' equity                                               30,803,471             14,885,006
                                                                 ------------------     ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $       78,208,484     $       58,531,779
                                                                 ==================     ==================

                 See notes to consolidated financial statements.

                                Dune Energy, Inc.
                      Consolidated Statements of Operations
         For the three and nine months ended September 30, 2006 and 2005
                                   (Unaudited)

                                                           Three months ended                       Nine months ended
                                                              September 30,                           September 30,
                                                   -----------------------------------     -----------------------------------
                                                         2006                2005                2006                2005
                                                   ---------------     ---------------     ---------------     ---------------
Revenues                                           $     1,634,599     $       992,855     $     4,171,890     $     2,046,259
                                                   ---------------     ---------------     ---------------     ---------------

Operating expenses:
   General and administrative expense                    1,123,728             722,970           3,900,837           1,825,474
   Direct operating expense                                426,197             190,381           1,144,570             323,449
   Accretion expense                                         2,136                  --               6,194                  --
   Depletion, depreciation and amortization                606,418             412,358           1,757,347             503,198
                                                   ---------------     ---------------     ---------------     ---------------

Operating loss                                            (523,880)           (332,854)         (2,637,058)           (605,862)
                                                   ---------------     ---------------     ---------------     ---------------

Other income(expense):
   Interest income                                          21,069               4,101             181,022              20,539
   Minority interest                                            --             (34,954)                 --             (80,937)
   Interest expense                                     (1,013,540)           (249,471)         (2,977,103)           (337,375)
   Amortization of deferred financing costs             (1,550,252)                 --          (1,987,590)                 --
   Other expense                                          (224,610)                 --            (572,358)                 --
   Gain (loss) on embedded derivative liability            (13,915)                 --             531,353                  --
                                                   ---------------     ---------------     ---------------     ---------------

Net loss                                           $    (3,305,128)    $      (613,178)    $    (7,461,734)    $    (1,003,635)
                                                   ===============     ===============     ===============     ===============

Net loss per share:
   Basic and diluted                               $         (0.06)    $         (0.01)    $         (0.13)    $         (0.02)

Weighted average shares outstanding:
   Basic and diluted                                    59,400,333          47,589,397          58,303,929          46,651,525

                 See notes to consolidated financial statements.

                                Dune Energy, Inc.
                      Consolidated Statements of Cash Flows
              For the nine months ended September 30, 2006 and 2005
                                   (Unaudited)

                                                             2006             2005
                                                         ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $ (7,461,734)    $ (1,003,635)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depletion, depreciation and amortization                 1,757,347          503,198
   Amortization of deferred financing costs                 1,987,590               --
   Share-based compensation                                 1,203,880               --
   Accretion of asset retirement obligation                     6,194               --
   Gain on derivative mark to market adjustment              (531,353)              --
   Minority interest                                               --           11,124
   Changes in:
      Accounts receivable                                      40,457         (322,674)
      Prepaid assets                                          (68,665)              --
      Accounts payable and accrued liabilities              1,447,691        2,083,142
                                                         ------------     ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (1,618,593)       1,271,155
                                                         ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved and unproved properties              (18,466,771)      (9,924,275)
Deposits on oil and gas properties                                 --       (2,500,000)
Purchase of office equipment                                  (22,178)         (33,703)
Increase in deposit - related party                          (500,000)              --
                                                         ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                     (18,988,949)     (12,457,978)
                                                         ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                               20,994,908        8,500,000
Payment on long-term debt issuance cost                      (620,832)        (413,156)
Payments on long-term debt                                (18,500,000)              --
Proceeds from sale of common stock, net                    22,103,232        5,601,833
Proceeds from exercise of options                             100,000               --
                                                         ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  24,077,308       13,688,677
                                                         ------------     ------------

NET CHANGE IN CASH BALANCE                                  3,469,766        2,501,854
   Cash balance at beginning of period                      3,754,120        3,746,999
                                                         ------------     ------------
   Cash balance at end of period                         $  7,223,886     $  6,248,853
                                                         ============     ============

SUPPLEMENTAL DISCLOSURES
Interest paid                                            $  1,643,145     $      6,787
Income taxes paid                                                  --               --

NON-CASH DISCLOSURES
Stock issued for cashless exercise of options            $         36     $         --
Stock issued for conversion of debt                                --          450,000
Conversion of preferred stock to common stock                      --              222

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

NOTE 2 - SHARE-BASED COMPENSATION

On January 1, 2006, Dune adopted SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Dune adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements for the nine months ended September 30, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

                                                                    Three months ended      Nine months ended
                                                                    September 30, 2005     September 30, 2005
                                                                    -----------------------------------------
Net loss, as reported                                               $        (613,178)      $      (1,003,635)

Deduct: share-based compensation expense determined under fair
   value based method                                                        (335,568)             (1,898,488)
                                                                    -----------------------------------------
Pro forma net loss                                                  $        (948,746)      $      (2,902,123)
                                                                    =========================================

Net loss per share, basic and diluted:
As reported                                                         $           (0.01)      $           (0.02)
Pro forma                                                           $           (0.02)      $           (0.06)

The weighted average fair value of the stock options granted during the nine months ended September 30, 2006 and 2005 was $2.00 and $2.18, respectively.

Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rates of 4.7% and 2.0%, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility is 118.73% to 204.69% and (4) zero expected dividends.

NOTE 3 - DEBT FINANCING

On September 26, 2006, Dune amended and restated their credit agreement with Standard Bank Plc, as administrative agent, Standard Americas Inc., as collateral agent, and the lenders described therein, dated as of November 17, 2005 (the "original credit agreement").

The original credit agreement was amended and restated pursuant to the terms and conditions of an amended and restated credit agreement, dated as of September 26, 2006, among the Company, D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent, and the lenders. Subject to numerous conditions precedent and covenants, the amended credit agreement provides for a credit commitment of up to $50 million, consisting of an initial commitment of $30.2 million and subsequent commitment increases of up to $19.8 million.

On September 27, 2006, the lenders advanced $16,494,908 of their initial commitment to Dune. The proceeds of this initial funding were used to pay off all amounts outstanding under the original credit agreement. Additionally, the unamortized balance of deferred loan costs associated with the original credit agreement of $1,311,683 was expensed. In addition, $1.2 million included in the initial funding, together with an additional $2.3 million that may be funded upon the satisfaction of certain conditions, shall be treated as bridge loans. From time to time and subject to our satisfaction of various terms and conditions Dune may request subsequent commitment increases. As of September 30, 2006, Dune was due additional funding of $821,420. This balance is included in other long-term liabilities in the accompanying balance sheet.

Unless earlier payment is required, loans made by the lenders must be repaid on or before August 14, 2009, provided, however, that all bridge loans must be repaid on or before March 26, 2007. Interest on all loans shall accrue at the prime rate plus 5% per annum, provided that the interest rate shall not exceed 15.25% per annum nor be less than 11.25% per annum. All loans are secured by a security interest in, and first lien on, all of Dune's assets.

Additionally, Dune agreed to pay the administrative agent (i) a commitment fee equal to 1.5% of all amounts committed to be loaned by the lenders (except with respect to amounts advanced under the original credit agreement and for commitments associated with the bridge loans), (ii) a bridge loan fee equal to 5% of all amounts committed to be loaned as bridge loans, (iii) an administrative fee of $25,000 semi-annually on each August 15 and February 15 that the amended credit agreement is in effect and (iv) an exit fee equal to 5% of all amounts committed to be loaned as bridge loans, payable upon the earlier of repayment of bridge loans or March 26, 2007. In addition, Dune has granted the lenders an overriding royalty interest ("ORRI") ranging between 1% and 2% in
(i) Dune's existing oil and gas properties and (ii) oil and gas properties that we acquire until the amended credit agreement is terminated.

Dune also amended the long-term loan agreement with Itera Holdings BV ("Itera") as of September 26, 2006. The convertible subordinated note, as amended and restated, issued by Dune in connection with the original loan agreement, was further amended to provide that Dune may not pay interest to Itera in cash, until such time as there is no default or event of default under the amended credit agreement, the payment thereof would not cause a default or event of default under the amended credit agreement and until such time as Dune is in compliance with the financial covenants set forth in the amended credit agreement.

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

Dune entered into derivative contracts to provide a measure of stability in the cash flows associated with Dune's oil and gas production and to manage exposure to commodity prices. None of the derivative contracts Dune entered into have been designated as cash flow hedges or fair value hedges. During 2006, Dune recorded gains of $531,353 related to its derivative instruments.

On August 14, 2006, Dune unwound all of their hedges on oil and natural gas prices for a net cash payment of $63,000, which is included in accounts receivable because payment was not received until October 2006. On August 18, 2006, Dune put in place new derivative instruments.

On November 2, 2006, Dune unwound all of their hedges on oil and natural gas prices for a net cash payment received of $5,000. Dune then placed new derivative instruments on the same day, November 2, 2006, with Macquarie Bank.

Natural Gas Derivatives

Dune entered into participating collars on natural gas hedges (NG-HOUSTON SHIP CHANNEL) whereby Dune receives a floor price and pays a percent of any price in excess of the floor up to a maximum payment. The following table shows the monthly volumes hedged, the floor price, percent above the floor price paid
(cost) and the maximum payment for that volume.

                                      Average         Average           Average          Average
Start         End       Volume         Floor           Cost               Dune           Maximum
Month        Month       MMBTU        $/MMBTU      % over Floor     % Participation      Payment
-----        -----      ------        -------      ------------     ---------------      -------
Dec-06      Dec-06      90,000        $ 6.620           75%               25%            $ 5.050
Jan-07      Dec-07      63,000        $ 6.620           75%               25%            $ 5.050
Jan-08      Dec-08      55,000        $ 6.620           75%               25%            $ 5.050
Jan-09      Nov-09      41,000        $ 6.620           75%               25%            $ 5.050

Crude Oil Derivatives

Dune entered into collars on crude oil hedges (WTI-NYMEX) whereby Dune receives a floor price and pays 100% percent of any price in excess of the floor up to a maximum payment. The following table shows the monthly volumes hedged, the floor price, percent above the floor price paid (cost) and the maximum payment for that volume.

                                         Average         Average            Average         Average
Start         End         Volume          Floor            Cost               Dune          Maximum
Month        Month         BBLS          $/BBLS        % over Floor     % Participation     Payment
-----        -----        -----          -------       ------------     ---------------     -------
Nov-06       Dec-06       3,200         $ 60.000          100%                0%            $ 12.500
Jan-07       Dec-07       2,150         $ 60.000          100%                0%            $ 12.500
Jan-08       Dec-08       1,400         $ 60.000          100%                0%            $ 12.500
Jan-09       Oct-09        840          $ 60.000          100%                0%            $ 12.500

NOTE 5 - SHAREHOLDERS' EQUITY

On August 3, 2006, an option holder exercised 40,000 stock options on a cashless basis for 29,200 shares of common stock. On August 22, 2006, the same option holder exercised 10,000 stock options on a cashless basis for 6,900 shares of common stock. Dune received no cash consideration in either transaction.

On August 28, 2006, Dune granted stock options to two employees, exercisable in the aggregate, for up to 60,000 shares of common stock for services rendered. Such options expire in five years and are exercisable at $1.50 per share.

As further consideration for amending and restating their Credit Agreement (see
Note 3), Dune issued warrants to their lenders, exercisable for up to 500,000 shares of our common stock, at a strike price of $1.35 per share. Pursuant to a warrant agreement (the "Warrant Agreement") any unexercised warrants expire on September 26, 2015. The Warrant Agreement also affords the holders certain anti-dilution protection, as well as piggy-back registration rights and limited demand registration rights.

We analyzed the lender warrants for derivative accounting consideration under SFAS 133 and EITF 00-19. We determined that derivative accounting is not applicable for the lender warrants discussed above.

NOTE 6 - SUBSEQUENT EVENTS

On October 6, 2006, Dune entered into an agreement to acquire 95% of Voyager Partners, Ltd.'s interest in producing and non-producing natural gas and oil properties, plus unrelated property and equipment. The agreement provides that Dune purchase Voyager's remaining properties, consisting of 2,457 gross acres, in two separate closings for total consideration of $32.8 million.

On October 10, 2006, Dune purchased an initial $7.3 million of Voyager's remaining properties. Included in this acquisition are two producing wells with September 2006 production, which will be treated as a reduction to the purchase price. The new agreement provides that the balance of Voyager's assets, totaling $25.8 million, be acquired by Dune on or before January 19, 2007. Dune's obligation to purchase such remaining assets is subject to financing.

On November 2, 2006, Dune entered into an ISDA Agreement with Macquarie Bank for the purpose of entering into derivative instruments for oil and gas pricing. As part of this transaction, Petrobridge, Dune's senior lender, entered into an Intercreditor Agreement with Macquarie Bank to allow for Macquarie Bank to become a secured swap provider under the term loan agreement with Petrobridge. In addition, Itera Holdings, Dune's subordinated lender, consented to such secured swap arrangement.

On November 2, 2006, Dune unwound all of their hedges on oil and natural gas prices for a net cash payment received of $5,000. Dune then placed new derivative instruments on the same day, November 2, 2006, with Macquarie Bank.

Item 2. Management's Discussion and Analysis

Recent Developments

Amended Credit Facility

      During the third quarter we amended and restated our Credit Agreement with Standard Bank Plc, as administrative agent, Standard Americas Inc., as collateral agent, and the lenders described therein, dated as of November 17, 2005 (the "Original Credit Agreement"). The Original Credit Agreement was amended and restated pursuant to the terms and conditions of an Amended and Restated Credit Agreement (the "Amended Credit Agreement"), dated as of September 26, 2006, among the Company, D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent, and the lenders named therein (the "Lenders"). Subject to numerous conditions precedent and covenants, the Amended Credit Agreement provides for a credit commitment of up to $50 million (the "Commitment"), consisting of an initial commitment of $30.2 million (the "Initial Commitment") and subsequent commitment increases of up to $19.8 million (the "Subsequent Commitment Increases"). Unless otherwise indicated, capitalized terms used herein shall have the meanings ascribed to them in the Amended Credit Agreement, a copy of which is filed as Exhibit 10.1 hereto.

      On September, 27, 2006, the Lenders advanced $16,494,908 of their Initial Commitment to us under the Amended Credit Agreement. Proceeds of this Initial Funding will be used to (i) payoff all amounts outstanding under our Original Credit Agreement, (ii) fund the drilling and development of wells located on our Barnett Shale and Bayou Couba Properties, (iii) purchase additional properties in the Barnett Shale pursuant to our Purchase Agreement with Voyager Partners Ltd. ("Voyager" or "Seller") and (iv) fund certain fees and expenses incurred by us in connection with our entering into the Amended Credit Agreement. In addition, $1.2 million included in the Initial Funding will be utilized by us to purchase a seismic license covering certain lands located in St. Charles Parish, Louisiana. This $1.2 million, together with an additional $2.3 million that may be funded upon the satisfaction of certain conditions, shall be treated as "Bridge Loans" under the Amended Credit Agreement. From time to time and subject to our satisfaction of various terms and conditions contained in the Amended Credit Agreement, we may request Subsequent Commitment Increases to fund (i) Development Projects and (ii) the acquisition of additional Oil and Gas Properties.

      We also further amended the Term Loan Agreement, as amended and restated (the "Original Loan Agreement"), with Itera Holdings BV ("Itera"), pursuant to the terms and conditions of the Amended and Restated Term Loan Agreement, dated as of September 26, 2006 (the "Amended Loan Agreement"). In accordance with the Amended Credit Agreement, the convertible subordinated note, as amended and restated, issued by the Company in connection with the Original Loan Agreement, was further amended to provide that we may not pay interest to Itera in cash, until such time as there is no default or event of default under the Amended Credit Agreement, the payment thereof would not cause a default or event of default under the Amended Credit Agreement, and until such time as the Company is in compliance with the financial covenants set forth in the Amended Credit Agreement.

Acquisition of Additional Barnett Shale Properties

      During the third quarter, we entered into a Second Amended and Restated Asset Purchase and Sale Agreement (the "New Agreement") with Voyager. The New Agreement amended and restated our prior agreement with Voyager dated as of November 4, 2005 (as subsequently amended, the "Prior Agreement"). We entered into the New Agreement with Voyager to, among other things, amend the dates by which we may acquire the remainder of the Assets.

      Pursuant to the New Agreement, on October 10, 2006, we acquired additional Tranche 2 Assets and several Tranche 3 Assets for a Base Consideration of $7,328,950, as adjusted. Such Assets consisted of an undivided working interest in (i) certain oil and gas leases covering approximately 857 gross acres located in Denton County, Texas, (ii) two producing wells thereon and (iii) two wells drilled and scheduled for fracture stimulation prior to year end. In addition, based on 40 acre spacing of vertical wells, we anticipate that there are 20 drilling locations on the properties underlying these Assets. However, we anticipate that as many as one-third of these wells may be drilled horizontally.

      In addition, the New Agreement provides that all remaining Tranche 2 Assets and Tranche 3 Assets be acquired by us on or before January 19, 2007. The Base consideration for the remaining Tranche 2 Assets and Tranche 3 Assets is $25,751,716, subject to adjustment. Our obligation to purchase such remaining Tranche 2 Assets and Tranche 3 Assets is subject to our ability to obtain financing therefor, and there can be no assurances that we will be able to do so in a timely manner or on commercially favorable terms. In the event that we wish to extend the date to close on the remaining Tranche 2 Assets and Tranche 3 Assets to February 19, 2007, we may do so by delivering Seller written notice thereof prior to December 20, 2006 and by paying $500,000 to Seller.

Results of Operations

Revenues

      Third quarter 2006 revenues increased $642,000 from the comparable 2005 quarter based on increased oil sales of 2,200 bbls and gas sales of 98,000 mcf. Although gas prices decreased $2.62/mcf during this time frame, increased oil prices of $6.40/bbl and increased volumes more than offset the drop in gas prices. For the 2006 nine month period, revenues increased $2,126,000 from the comparable 2005 period. This increase reflects similar increases in volumes and oil prices and does not include September, 2006 gas revenues from two wells acquired October 10, 2006 as these revenues will be treated as a reduction to the purchase price.

Operating expenses

General and administrative expense (G&A expense)

      Third quarter 2006 G&A expense increased $401,000 from the comparable 2005 quarter. For the nine month period, G&A expense increased $2,075,000 from the comparable 2005 period. Over half of the increase of $1,204,000 results from Dune's adoption of SFAS No. 123(R) in 2006 which requires all share-based payments to employees and directors be expensed in the financial statements based on their fair value. The remaining half of the increase reflects additional costs associated with Dune's growth in 2006 which were reflected in essentially every area of G&A expense.

Direct operating expense

      Third quarter 2006 direct operating expense increased $236,000 from the comparable 2005 quarter while the 2006 nine month period reflected an increase of $821,000 over the comparable 2005 period. Both components of direct operating expense reflected significant increases during the 2006 nine month period with lease operating expense increasing $581,000 and production costs increasing $240,000. These increases are indicative of the impact on operating expense of going from seven producing properties at September 30, 2005 to twenty-two at September 30, 2006.

Accretion expense

      Dune recorded its asset retirement obligation in the fourth quarter of 2005 giving rise to the initial impact of accretion expense on the financial statements. Accretion expense amounted to $2,000 in the 2006 third quarter and $6,000 in the 2006 nine month period.

Depletion, depreciation and amortization (DD&A)

      Third quarter 2006 DD&A increased $194,000 from the comparable 2005 quarter. The increase is attributable to full cost DD&A. Increased costs/mcfe and production volumes associated with increased well activity as mentioned above was the main driver of this increase.

      Nine month 2006 DD&A increased $1,254,000 from the comparable 2005 period. The increase was attributable to full cost DD&A. Increased costs/mcfe and production volumes associated with increased well activity as mentioned above had a much larger impact over the nine month period.

Operating loss

      Third quarter 2006 operating loss increased $191,000 from the comparable 2005 quarter. Additionally, the nine month 2006 operating loss increased $2,031,000 from the comparable period. Dune incurred significant increases in all areas of operating expenses which were not offset by similar increases in revenue.

Other income(expense)

Interest income

      Third quarter 2006 interest income increased $17,000 from the comparable 2005 quarter. Additionally, the nine month 2006 interest income increased $160,000 from the comparable period. The increase in the nine month amount is primarily attributable to higher cash values associated with the February 1, 2006 stock sale. Although the 2006 third quarter reflected an increase, the dollar amount was significantly reduced from previous quarters as the proceeds from the stock sale were used to fund property acquisitions and Dune's 2006 drilling activity.

Minority interest

      Dune acquired the minority interest in Vaquero Partners in the fourth quarter of 2005. This acquisition resulted in a $-0- balance for minority interest in 2006. Consequently, the 2006 third quarter reflects a decrease of $35,000 from the comparable 2005 quarter and the 2006 nine month activity reflects a decrease of $81,000 from the comparable 2005 period for minority interest.

Interest expense

      Third quarter 2006 interest expense increased $764,000 from the comparable 2005 quarter. This increase results from increasing the Company's borrowings from $8,500,000 at September 30, 2005 to $43,130,000 at September 30, 2006. The
debt was incurred to finance property acquisitions and 2006 drilling activity. Correspondingly, the nine month 2006 interest expense increased $2,640,000 from the comparable 2005 period.

Amortization of deferred financing costs

      Third quarter 2006 amortization of deferred financing costs amounted to $1,556,000 and $1,988,000 for the nine month period ended September 30, 2006. The major component of this increase was the expensing of all deferred financing costs attributable to the original credit agreement.

Other expense

      Other expense is made up of two components. First, Dune was required to pay a registration failure penalty associated with the February 1, 2006 stock sale of $395,000. Second, Dune incurred expenses associated with an unsuccessful effort to find additional debt financing of $177,000. The entire $572,000 is reflected in the nine months ended September 30, 2006. A portion of the registration failure penalty of $48,000 and the entire $177,000 were recorded in the third quarter of 2006 totaling $225,000.

Gain on embedded derivative liability

      Dune initially entered into derivative contracts in the fourth quarter of 2005. During the quarter ended September 30, 2006, Dune's Mark to Market balance went from $355,000 to $341,000 yielding a $14,000 loss. However, for the nine month period ended September 30, 2006, Dune's Mark to Market balance went from ($190,000) to $341,000 yielding a $531,000 gain.

Net Loss

      Third quarter 2006 net loss increased $2,692,000 from the comparable 2005 quarter. Additionally, nine month 2006 net loss increased $6,458,000 from the comparable 2005 period. The major components contributing to these changes include increases in share-based compensation, DD&A, amortization of deferred loan costs and interest expense as more fully detailed above.

Item 3. Controls and Procedures.

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures are effective.

      During the quarter ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

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

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1              Certification pursuant to 18 U.S.C. 1350, adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2              Certification pursuant to 18 U.S.C. 1350, adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

      (b) Reports on Form 8-K

      During the period covered by this Report, we filed Reports on Form 8-K on each of the following dates: (i) July 28, 2006 (announcing farm-out agreement with Chesapeake), (ii) September 18, 2006 (announcing $4.5 million advance from Itera Holdings BV) and (iii) September 28, 2006 (announcing Amended and Restated Credit Agreement).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DUNE ENERGY, INC.


Date: November 14, 2006                 By: /s/ Alan Gaines
                                            ------------------------------------
                                        Name:  Alan Gaines
                                        Title: Chairman, Chief Executive Officer


Date: November 14, 2006                 By: /s/ Hugh Idstein
                                            ------------------------------------
                                        Name:  Hugh Idstein
                                        Title: Chief Financial Officer

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