Form 10KSB
period 2006-12-31
DUNE ENERGY INC
filed 2007-04-02
CIK 1092839

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

|_| Transition Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

      For the transition period from ___________ to __________

                         Commission file number: 0-27897

                                DUNE ENERGY, INC.
                 (Name of small business issuer in its charter)

                    Delaware                             95-4737507
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporation or organization)

3050 Post Oak Blvd., Suite 695, Houston, Texas             77056
   (Address of principal executive offices)             (Zip code)

         Issuer's telephone number, including area code: (713) 888-0895

         Securities registered under Section 12(b) of the Exchange Act:

       Title of each class             Name of each exchange on which registered
       -------------------             -----------------------------------------
               N/A                                        N/A

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock,
                            $.001 par value per share
                            -------------------------
                                (Title of class)

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

      The issuer's revenues for its fiscal year ended December 31, 2006 were $7,580,034.

      As of March 15, 2007, the aggregate market value of the issuer's common equity held by non-affiliates was $40,746,005, based on the closing price of $1.82 for its common stock on the American Stock Exchange on March 15, 2007. 60,810,813 shares of the issuer's common stock were outstanding as of March 15, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE

N/A

Transitional Small Business Disclosure Formats (check one): Yes |_| No |X|

Cautionary Notice Regarding Forward Looking Statements

      Dune Energy, Inc. (referred to herein as "Dune", "we" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this Annual Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to revenues, cash flow, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

      Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Risk Factors" as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

Item 1. Description of Business.

      We are an independent energy company engaged in the exploration, development, and acquisition of natural gas and crude oil properties. Presently, we have an interest in the following areas in Texas and Louisiana:

      Barnett Shale - working interests (ranging between 92% and 100%) in certain oil and gas leases covering approximately 2,258 gross acres in Denton and Wise Counties, Texas. Dune currently owns an interest in 21 producing wells and has 3 wells awaiting fracture stimulation and 1 well drilling. Dune operates all of its Barnett Shale properties which are located on the fairway of the prolific Barnett Shale play in the North Texas Fort Worth Basin (the "Barnett Shale Properties");

      Bayou Couba - working interests (ranging between 10% and 25%) in certain exclusive exploration and development rights covering approximately 11,100 gross contiguous acres in St. Charles Parish, Louisiana, together with an undivided working interest (ranging between 10% and 90%) in 21 producing wells. In January of 2007, we successfully bid on and purchased, a 2,500 acre lease from the State of Louisiana contiguous to our existing acreage in St. Charles Parish. Presently we have a 100% working interest in this lease (the "Bayou Couba Property");

      Welder Ranch - leases covering approximately 7,950 contiguous acres on the Welder Ranch located in Victoria County, Texas, together with an undivided working interest in 5 producing wells and 1 shut-in well (the "Welder Ranch Property");

      Pearsall Field - a working interest in leases covering 1,567 acres in the Pearsall Field, located in Frio County, Texas, together with an undivided working interest in one producing well (the "Pearsall Property"); and two proved and undeveloped locations; and

      Los Mogotes Field - a small working interest in an 18,000 acre lease containing multiple wells in the Los Mogotes Field, located in Zapata County, Texas ("Los Mogotes Property"). The Welder Ranch, Pearsall and Los Mogotes Properties are referred to as the "South Texas Properties".

      The Company was incorporated in the State of Delaware on November 20, 1998, under the name of IP Factory, Inc. In May 2001, Hitthebeach.com, Inc., a private company, was merged into the Company. On May 7, 2003, Merchant Builders, Inc., a private company, merged into the Company and the Company changed its name to Dune Energy, Inc.

      As of March 15, 2007 we have 11 employees, of which 10 are full time employees and 1 is a part time employee.

      Business Strategy

      Growth Through the Drill Bit. We believe that our personnel have knowledge in identifying, drilling and stimulating hydrocarbon bearing formations and more specifically tight formations and believe that we can continue to internally generate drilling prospects.

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

      Diversify Risk Geologically. We intend to allocate a majority of our capital to low risk development and exploitation projects, and the remainder to moderate-higher risk exploration plays. We set limits on the amount of capital invested in any one exploration project. With our Barnett Shale, Bayou Couba, and South Texas Properties, we believe we have a complementary mix of exploration and development opportunities.

      Generate Prospects and Maintain Multiyear Drilling Portfolio. We intend to proactively search for acquisitions and/or joint ventures in our core areas of concentration. We have identified 22 potential drilling locations on our Barnett Shale Properties, approximately 7 developmental locations and 14 exploration leads on our Bayou Couba Property, and a number of prospects and/or leads on our Welder Ranch Property.

      Control of Operations. We prefer to control the operation of all of our significant properties to efficiently allocate capital. We prefer to generate and retain operating control over our own prospects, as we believe this allows more effective control of operating costs, the timing and plans for future development, the level of drilling and the marketing of production on the property. In certain instances, we may choose to hire an operator with technical proficiency in certain areas, if we believe it to be in the Company's best interests.

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

Risk Factors

RISKS RELATED TO THE BUSINESS

WE HAVE HAD OPERATING LOSSES AND LIMITED REVENUES TO DATE.

      We have been operating at a loss each year since its inception. Net losses applicable to common stockholders for the years ended December 31, 2005 and December 31, 2006 were $1,584,643 and $43,889,309, respectively. Revenues for the years ended December 31, 2005 and 2006 were $3,724,278 and $7,580,034, respectively. We may not be able to generate significant revenues in the future. In addition, we expect to incur substantial operating expenses in connection with our gas and oil exploration and development activities. As a result, we may continue to experience negative cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable.

WE HAVE SUBSTANTIAL CAPITAL REQUIREMENTS THAT, IF NOT MET, MAY HINDER
OPERATIONS.

      We have experienced and expect to continue to experience substantial capital needs as a result of our active exploration, development, and acquisition programs. We expect that additional external financing will be required in the future to fund our growth. We may not be able to obtain additional financing, and financing under existing or new credit facilities may not be available in the future. Without additional capital resources, we may be forced to limit or defer our planned natural gas and oil exploration and development program and this will adversely affect the recoverability and ultimate value of our natural gas and oil properties, in turn negatively affecting our business, financial condition, and results of operations.

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

A SUBSTANTIAL PERCENTAGE OF OUR PROVED RESERVES CONSISTS OF UNDEVELOPED
RESERVES.

      As of the end of our last fiscal year, approximately 53% of our proved reserves were classified as undeveloped reserves. Accordingly, there can be no assurances that we will be successful in the recovery of such undeveloped reserves.

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

SEISMIC STUDIES DO NOT GUARANTEE THAT HYDROCARBONS ARE PRESENT OR IF PRESENT WILL PRODUCE IN ECONOMIC QUANTITIES.

      We rely on seismic studies to assist us with assessing prospective drilling opportunities on our properties, as well as on properties that we may acquire. Such seismic studies are merely an interpretive tool and do not necessarily guarantee that hydrocarbons are present or if present will produce in economic quantities.

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

OUR BUSINESS MAY SUFFER IF WE LOSE KEY PERSONNEL.

      We depend to a large extent on the services of certain key management personnel, including our executive officers and other key employees, the loss of any of whom could have a material adverse effect on our operations. We have entered into employment agreements with each of Alan Gaines, our Chairman and CEO, Amiel David, our President and COO, and Hugh Idstein, our CFO. See "Executive Compensation - Employment Agreements." We do not maintain key-man life insurance with respect to any of our employees. Our success will be dependent on our ability to continue to employ and retain skilled technical personnel.

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

THE FINANCIAL CONDITION OF OUR OPERATORS COULD NEGATIVELY IMPACT OUR ABILITY TO COLLECT REVENUES FROM OPERATIONS.

      We do not operate all of the properties in which we have working interests. In the event that an operator of our properties experiences financial difficulties, this may negatively impact our ability to receive payments for our share of net production that we are entitled to under our contractual arrangements with such operator. While we seek to minimize such risk by structuring our contractual arrangements to provide for production payments to be made directly to us by first purchasers of the hydrocarbons, there can be no assurances that we can do so in all situations covering our non-operated properties.

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

WE HEDGE THE PRICE RISKS ASSOCIATED WITH OUR PRODUCTION. OUR HEDGE TRANSACTIONS MAY RESULT IN OUR MAKING CASH PAYMENTS OR PREVENT US FROM BENEFITING TO THE FULLEST EXTENT POSSIBLE FROM INCREASES IN PRICES FOR NATURAL GAS AND OIL.

      Because natural gas and oil prices are unstable, we have entered into price-risk-management transactions such as swaps, collars, futures, and options to reduce our exposure to price declines associated with a portion of our natural gas and oil production and thereby to achieve a more predictable cash flow. The use of these arrangements will limit our ability to benefit from increases in the prices of natural gas and oil. Our hedging arrangements may apply to only a portion of our production, thereby providing only partial protection against declines in natural gas and oil prices. These arrangements could expose us to the risk of financial loss in certain circumstances, including instances in which production is less than expected, our customers fail to purchase contracted quantities of natural gas and oil, or a sudden, unexpected event materially impacts natural gas or oil prices.

RISKS RELATED TO THE COMMON STOCK

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTERESTS DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

      We may in the future issue our previously authorized and unissued securities which will result in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 100,000,000 shares of Common Stock and 1,000,000 shares of preferred stock with such designations, preferences and rights as determined by our board of directors. As of the date hereof, we have outstanding 60,810,813 shares of Common Stock and have outstanding options and warrants to purchase an additional 4,454,324 shares of Common Stock. Some of these securities contain provisions that will result in the issuance of additional shares in the event we sell additional shares of Common Stock at prices less than the applicable conversion price. Issuance of these shares of Common Stock may substantially dilute the ownership interests of our existing stockholders. The potential issuance of such additional shares of Common Stock may create downward pressure on the trading price of our Common Stock that in turn will require us to issue additional shares to raise funds through sales of our securities. We may also issue additional shares of our capital stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes, or for other business purposes. This will further dilute the interests of our existing holders.

WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

      We have never declared or paid a dividend on our Common Stock. We intend to retain earnings, if any, for use in our operations and the expansion of our business and therefore do not anticipate paying any dividends in the foreseeable future.

A SIGNIFICANT MARKET FOR OUR COMMON STOCK MAY NOT DEVELOP.

      Our Common Stock began trading on the American Stock Exchange on May 9, 2005. The average daily volume for the Common Stock over the past three months is approximately 93,000 shares. We are not certain that an active trading market in our Common Stock will develop, or if such a market develops, that it will be sustained.

THE TRADING PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

      The trading price of our shares has from time to time fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors, including the risk factors set forth herein, as well as our operating results, financial condition, announcements or drilling activities, general conditions in the oil and gas exploration and development industry, and other events or factors. In addition, we filed a registration statement to permit the public resale of the shares sold in our private placement completed as of February 1, 2006 and certain other of our outstanding securities. The influx of such a substantial number of shares into the public market could have significant negative effect on the trading price of our Common Stock. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our Common Stock. These fluctuations may have an extremely negative effect on the market price of our Common Stock.

Item 2. Description of Property.

      Our headquarters are located at 3050 Post Oak Blvd., Suite 695, Houston, Texas. We presently lease 5,373 square feet at such location at an annual rent of $104,540. Our office lease expires June 1, 2009. Our telephone number is
(713) 888-0895.

Barnett Shale Properties:

      Since 2005 we have acquired the majority of our 2,258 gross acres in the Barnett Shale through several transactions with Voyager Partners, Ltd. ("Voyager"). The vast majority of these properties are located in Denton County, with the remainder in Wise County, both on the fairway of the prolific Barnett Shale in the North Texas Fort Worth Basin. We expect all our Barnett acreage to provide significant initial production rates and high impact, low risk extensional drilling opportunities.

      In addition to the current 25 wells that we own an interest in, based on current well spacing rules, we estimate that there are approximately 21 additional drilling locations on our remaining acreage. In addition, lower spacing requirements will vastly increase the number of proved locations.

      During 2006 we closed additional transactions with Voyager, acquiring approximately 1,177 acres for a purchase price of $14,548,371. These purchases included 3 wells that had already been drilled and completed and 3 wells subsequently fraced by us. All 6 wells have since been placed on production.

      In April 2006, we signed a long term contract with Itera Rig, LLC for a rig dedicated exclusively for our use. From time to time, we also contracted for other rigs on a short-term basis.

      Thus far in 2007, we have fracture stimulated 3 wells and turned them to sales at an aggregate initial rate of production of approximately 2.9 MMcf per day. We have drilled 3 additional wells in 2007 and, together with a well drilled in December 2006, now have 4 wells scheduled to be fracture stimulated during April which will be turned to sales shortly thereafter. We are currently drilling the Forest T # 1 well and anticipate reaching total depth within 4 weeks, followed by fracture stimulation on this well during May. We plan to continue to drill 1 well a month under our long term rig contract with Itera Rig.

      The table below lists our activity in the Barnett Shale from 2005 through March 31, 2007:

      Number of Barnett wells drilled by Dune as Operator                     13
      Number of Barnett wells fracture stimulated by Dune as Operator         11
      Number of Barnett wells turned to sales by Dune as Operator             12
      Number of Barnett dry holes drilled by Dune as Operator                  0
      Number of Barnett wells abandoned due to mechanical problems             1
      Number of Barnett wells currently awaiting fracture stimulation          4
      Number of Barnett wells currently drilling                               1

      On March 5, 2007, we announced management's decision not to purchase 1,600 acres from Voyager for cash consideration of approximately $25.8 million, as previously contemplated. Management decided to forego such acquisition when it became apparent that the financing for such transaction would be too dilutive and not in the best interests of the Company's stockholders. In connection with the termination of the transaction, we released and discharged outstanding obligations due from Voyager totaling $1.35 million, stemming from joint interest expenses covering oil and gas leases and retained interests. In exchange for such release of Voyager's obligations, Voyager conveyed to us, its undivided 5% working interest in those Barnett Shale properties that we owned 95% in immediately prior to the conveyance, thereby increasing our ownership to 100% in the properties we have acquired from Voyager.

Bayou Couba Property:

      On October 19, 2005, we entered into a definitive Exploration and Development Agreement (the "ANEC Agreement") with American Natural Energy Corporation ("ANEC"). Pursuant to the ANEC Agreement, which had an effective date of August 26, 2005, we acquired certain exclusive exploration and development rights in ANEC's Joint Development Agreement with a major integrated energy company (the "Development Agreement"), covering approximately 11,100 contiguous acres in St. Charles Parish, Louisiana (the "Bayou Couba Field"). Of the 11,100 acres covered by an area of mutual interest by the Development Agreement, approximately 1,300 acres pertain to a lease held by ANEC, referred to as the Delta Securities Lease ("DSCI Lease"). The ANEC Agreement provides us with the right to participate in 50% of ANEC's development rights in the Delta Securities Lease in exchange for our prior payment of $1 million. In addition, we have the right to participate in all of ANEC's exploration rights in the remaining AMI under the Development Agreement. Each party will pay its respective share of drilling, completion and operations costs. The term of the Development Agreement has been extended from November 2007 to November 2009.

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

      On December 26, 2006, we purchased from TransAtlantic Petroleum Corp. ("TNP"), TNP's 10% working interest and related interest in the Bayou Couba project, St. Charles Parish, Louisiana held by its subsidiary, TransAtlantic Petroleum (USA) Corp., and certain 8% Convertible Secured Debentures issued by American Natural Energy Corp. ("ANEC") in the principal face amount of $3.0 million held by TNP (the "Debentures"). The Debentures, which are secured by substantially all of ANEC's assets, matured on September 30, 2006 and are now in default. Total consideration for the purchase was $2 million, which we obtained from our senior lender. The purchase included TNP's working interest in 17 wells and 10% direct working interest in the DSCI Lease. In February 2007, we acquired additional Debentures in the aggregate principal amount of $4,895,000, in exchange for 1,380,641 shares of our Common Stock.

      Since signing the ANEC Agreement in 2005, we have successfully participated in the drilling and completion of 6 wells at Bayou Couba and, as a result of our transaction with TNP, we now hold working interests in 21 wells.

      On March 8, 2006, ANEC entered into a Seismic Survey Participation Agreement (the "Participation Agreement") with Seismic Exchange, Inc. ("SEI"), to acquire a license with respect to the geophysical data covering 60 square miles of the 3-D Seismic Survey to be conducted pursuant to the Participation Agreement (the "Licensed Data"). The area to be surveyed by this shoot covers the 11,100 acre AMI we have exploration and development rights in under our ANEC Agreement, as well as additional acres surrounding it. We paid a total of $2 million to SEI for the seismic license. Pursuant to our agreements with SEI, Dune has a one-year exclusive license with respect to the Licensed Data.

      Subject to rig availability, and to further reprocessing the 3-D seismic which was delivered to us by SEI in February 2007, we anticipate that over the next 12 months, we will drill several exploration and development wells with the remainder to be held in inventory. Additionally, we believe that there is significant untested sub-salt gas potential and, pending the processing of the 3-D survey, we would anticipate drilling an exploratory well beneath the salt dome by 2008. We are currently developing plans to drill the next well on our Bayou Couba Property and anticipate spudding such well in the second half of 2007.

South Texas Properties:
The Welder Ranch Property:

      The Welder Ranch Property consists of 7,950 contiguous acres of land in Victoria County, Texas. The Welder Leases are held by Vaquero Partners, LLC, our wholly-owned subsidiary ("Vaquero Partners"), and are operated by Dune Operating Company, which is also our wholly-owned subsidiary. Per the terms of the Welder Leases, Vaquero Partners receives 70% of net revenue generated on the Welder Ranch Property.

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

      In the first quarter of 2006 we drilled one successful shallow well and one shallow dry hole on our Welder Ranch leases. After a brief production period, our producer turned out to be uneconomical and the well was abandoned.

      In July 2006, we entered into a farm out agreement with Chesapeake Energy Corporation ("Chesapeake") covering our Welder Ranch property. The agreement did not cover existing producing wells. Pursuant to the agreement, Chesapeake paid $1.8 million to Vaquero Partners in exchange for 75% of Vaquero Partner's interest in its two Welder Ranch leases. In addition, Chesapeake committed and drilled two wells by November 1, 2006, targeting the geo-pressured Middle Wilcox formation. We were carried to casing point, and subsequently paid for its proportional share of completion costs. Both wells are currently producing at a combined rate of 500 Mcf/d and 15 bbls/d. In February 2007, Chesapeake informed us that it would not seek to drill additional wells under the term of the farm out agreement and thus relinquished its rights in the Welder Ranch Property back to the Company. We are currently evaluating the drilling opportunities available on the Welder Ranch and anticipate, subject to rig availability and availability of sufficient capital, spudding a well to test below 12,000 feet by October 1, 2007. Doing so will earn us an additional six months in the primary term of the leases.

The Pearsall Property

      Our Pearsall Property presently consists of leases covering approximately 516 gross acres in the Pearsall Field, located in the Austin Chalk trend in Frio County, Texas. San Antonio based Alamo Operating Company is currently the contract operator. We have a 40% working interest and a 30% net revenue interest in the Voss lease. The Voss C # 1, continues to produce at a current steady rate of 65 bbls/d. We recently elected to participate in a salt water disposal well in order to more economically dispose of the water production.

The Los Mogotes Property

      In May of 2004, we completed the purchase of a small non-operated working interest (0.7% W.I.) in the Haynes Lease (covering approximately 18,000 acres) located within Los Mogotes Field in Zapata County for $874,500. The Los Mogotes Field is an onshore U.S. development project in the South Texas Wilcox trend, with production averaging approximately 90 MMcfe of gas per day. We continue to participate for our share of drilling additional wells on the Los Mogotes Property of approximately 1 well a month.

Oil & Gas Properties:

      The following table summarizes our gross and net developed and undeveloped oil and natural gas acreage under lease as of March 31, 2007.

                                                      Gross          Net
                                                    ----------------------
      Developed acres
              Barnett Shale                              847           840
              Bayou Couba(1)                             840           191
              Welder Ranch                             1,920         1,212
              Pearsall                                   516           206
              Los Mogotes                             16,944           119
                                                    ----------------------

                                                      21,067         2,568
                                                    ======================

      Undeveloped acres
              Barnett Shale                            1,411         1,411
              Bayou Couba(1)                           2,977         2,617
              Welder Ranch                             5,878         5,878
              Pearsall                                 1,051           421
              Los Mogotes                                892             6
                                                    ----------------------
                                                      12,209        10,333
                                                    ======================

                                                    ----------------------
      Total Acreage                                   33,276        12,901
                                                    ======================

1) Bayou Couba does not include acreage available through our Exploration and Development Agreement with ANEC to participate in the AMI under the Development Agreement covering approximately 11,100 acres.

      A developed acre is considered to be an acre spaced or assignable to productive wells. A gross acre is an acre in which a working interest is owned. A net acre is the result that is obtained when our fractional ownership working interest is multiplied by gross acres. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

      Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether that acreage contains proved reserves, but does not include undrilled acreage held by production under the terms of a lease. As is customary in the oil and gas industry, we can generally retain our interest in undeveloped acreage by drilling activity that establishes commercial production sufficient to maintain the leases or by paying delay rentals during the remaining primary term of leases.

      The oil and gas leases in which we have an interest are for varying primary terms, and if production under a lease continues from our developed lease acreage beyond the primary term, we are entitled to hold the lease for as long as oil or natural gas is produced.

      We do not have any obligations under existing contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas over the next three years, and have therefore not filed any information or reports with any federal authority or agency containing estimates of total proved developed or undeveloped net oil or gas reserves. Our oil and gas properties consist primarily of oil and gas wells and our interests in leasehold acreage, both developed and undeveloped.

Oil & Gas Reserves:

      Our estimates of oil and gas reserves are derived from reports prepared by DeGolyer and MacNaughton, petroleum consultants.

      Proved reserves are the estimated quantities that geologic engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The estimates of reserves, future cash flows and present value are based on various assumptions, including those prescribed by the SEC, and are inherently imprecise. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates. Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.

      Based on reserve report prepared by DeGolyer and MacNaughton dated December 31, 2006, we had estimated total proved reserves of 29,760 MMcfe of which 14,023 MMcfe were proved developed reserves. We have not reported our reserves to any federal authority or agency.

      The following table sets forth certain information as of December 31, 2006 with respect to our estimated proved oil and gas reserves pursuant to SEC guidelines, and the present value of our proved oil and gas reserves.

                                 Proved Reserves

                                                                          Present value of
                                                                           Proved Reserves
                                                            Undiscounted    Discounted at
                                     Oil                     Future Net         10%
                                    Mbbls       Gas MMcf    Revenue (M$)        (M$)
                                  --------------------------------------------------------
      Developed Producing              180         9,338        41,889          26,357
      Developed Nonproducing             5         3,575        12,707           8,265
      Proved Undeveloped               256        14,197        34,566          10,342
                                  --------------------------------------------------------
      Total Proved                     441        27,110        89,162          44,964

      The following table summarizes our estimated proved oil and gas reserves by area as of December 31, 2006.

                                                                          Present Value of
                                                                           Proved Reserves     Percent of
                                             Total Gas      Percent of      Discounted at       Present
                     Oil          Gas        Equivalent       Proved             10%        Value of Proved
                    Mbbls         MMcf         MMcfe         Reserves         ($000's)          Reserves
                  -----------------------------------------------------------------------------------------
Bayou Couba          205.5         973.8           0.0            0.0%         8,354.5             18.6%
Los Mogotes            0.5         700.2         703.0            2.6%         1,435.2              3.2%
Barnett               81.4      24,513.5      25,001.9           90.8%        31,572.8             70.2%
Pearsal              133.5          60.3         861.4            3.1%         2,242.4              5.0%
Welder Ranch          20.0         861.9         981.8            3.6%         1,358.9              3.0%
                  -----------------------------------------------------------------------------------------
                     440.8      27,109.7      27,548.1          100.0%        44,964.0            100.0%

      These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards. The estimated present value of proved reserve does not give effect to indirect expenses such as general and administrative expenses, debt service and future income tax expense or to depletion, depreciation, and amortization.

      In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the present value of proved reserves set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and their present value are affected by changes in oil and gas prices. The average prices utilized for the purpose of estimating our proved reserves and the present value of proved reserves as of December 31, 2006 were $61.05 per bbl of oil and natural gas liquids and $5.635 per Mcf of gas.

Productive Wells and Acreage

      As of March 31, 2007, we had 177 productive wells. 13 of these wells are categorized as oil wells and the remaining 164 wells are categorized as gas. We had total gross acreage of 33,276 acres, consisting of 21,067 developed acres and 12,209 undeveloped acres. We had total net acres of 12,901 acres, consisting of 2,568 developed acres and 10,333 undeveloped acres.

Production Volumes, Revenue, Prices and Production Costs

      The following table sets forth certain information regarding the production volumes, revenue, average prices received and average production costs associated with our sale of oil and natural gas for the three years ended December 31, 2006.

                             Year Ended December 31,

                                                                   2006                 2005                2004
Net Production
          Oil                     (bbl)                          34,767               12,352                   0
          Natural Gas             (Mcf)                         880,373              364,236             162,690
          Gas Equivalent          (Mcfe)                      1,088,975              438,348             162,690
Oil and Gas Sales
          Oil                                               $ 2,077,920          $   716,555         $        --
          Natural Gas                                       $ 5,273,514          $ 2,875,723         $   894,797
                                                            ----------------------------------------------------
          Total                                             $ 7,351,434          $ 3,592,278         $   894,797
Average Sales Price
          Oil                     ($ per bbl)                    $59.77               $58.01               $0.00
          Natural Gas             ($ per Mcf)                     $5.99                $7.90               $5.50
          Gas Equivalent          ($ per Mcfe)                    $6.75                $8.20               $5.50
Oil and Natural Gas costs:
          Lease operating expenses                          $ 1,234,686          $   378,163         $    37,478
          Production taxes                                  $   775,922          $   341,309         $    65,196
Average production cost per Mcfe                                  $1.85                $1.64               $0.63

Drilling Activity

      The following table sets forth our drilling activity during the twelve month period ended December 31, 2006 and 2005 and 2004 (excluding wells in progress at the end of the period).

      Drilling Activity

                                                               Year Ended December 31,
                                              2006                       2005                       2004
                                       Gross         Net          Gross         Net          Gross         Net
      Development
           Productive                   32.0        11.7            8.0         1.2           28.0         0.2
           Non-productive                1.0         0.9            0.0         0.0            0.0         0.0
      Exploratory
           Productive                    2.0         0.5            4.0         2.0            1.0         1.0
           Non-productive                1.0         1.0            0.0         0.0            2.0         1.6

      The information contained in the foregoing table should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by us.

      We do not own any drilling rigs, and all of our drilling activities are conducted by independent drilling contractors.

Present Activities

      A description of our present activities is contained within Item 1, Property Descriptions

Delivery Commitments

      At December 31, 2006, we had no delivery commitments with our purchasers.

Item 3. Legal Proceedings.

      On or about February 12, 2007, the Company was named as a defendant in a lawsuit numbered Cause No. 2007-08076 and styled Lane Vaughn v. Dune Energy, Inc., and Glenn Andrews, pending in the 190th Judicial District Court of Harris County, Texas. The plaintiff, Lane Vaughn, claims that Glenn Andrews, whom the plaintiff alleges was formerly an employee of the Company, hired the plaintiff to provide legal services to the Company for which the Company allegedly failed to pay. The plaintiff seeks $150,000 in actual damages, $200,000 in exemplary damages based on a claim that the Company's alleged failure to pay was fraudulent in nature, and $30,000 in attorneys' fees. The Company filed its Original Answer on March 16, 2007, in which the Company denied all liability and that Mr. Andrews was ever an employee of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

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

      With respect to the election of Directors, there was no opposition to the slate proposed by the Company at the annual meeting, and all seven of Company's incumbent Directors who were nominated to serve as Director received a plurality of votes cast at the meeting and were reelected as members of our Board of Directors. The seven persons re-elected were Alan Gaines, Valery Otchertsov, Raissa Frenkel, Steven Sisselman, Richard Cohen, Steven Barrenechea and Marshall Lynn Bass. On February 1, 2007, Mr. Otchertsov resigned from the Board and Mr. Igor Marchenko was appointed to fill the vacancy.

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

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

      On May 9, 2005, our Common Stock began trading on the American Stock Exchange under the symbol "DNE". Prior to May 9, 2005, our Common Stock was traded on the OTC Bulletin Board under the symbol "DENG." Our Common Stock became eligible for quotation on the OTC Bulletin Board on May 11, 2004. The following table sets forth, for periods prior to May 9, 2005, the high and low bid prices per share of the Common Stock for each of the calendar quarters identified below as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The following table also sets forth, for the period from May 9, 2005 to December 31, 2006, the high and low sale prices of the Common Stock on the American Stock Exchange.

         2006:                                                    High      Low
         -----                                                    ----      ---

Quarter ended December 31, 2006................................  $3.06     $1.46
Quarter ended September 30, 2006...............................  $3.03     $1.30
Quarter ended June 30, 2006 ...................................  $4.08     $2.84
Quarter ended March 31, 2006...................................  $4.48     $2.75

         2005:                                                    High      Low
         -----                                                    ----      ---

Quarter ended December 31, 2005................................  $3.00     $1.81
Quarter ended September 30, 2005...............................  $2.80     $2.81
Quarter ended June 30, 2005 (May 9, 2005 through June 30, 2005)  $2.92     $1.85
Quarter ended June 30, 2005 (through May 8, 2005) .............  $3.05     $2.00
Quarter ended March 31, 2005...................................  $3.00     $0.73

      The last sales price of our Common Stock as reported on the American Stock Exchange on December 29, 2006 was $2.33 per share.

      As of March 15, 2007, there were approximately 275 holders of record of our Common Stock.

      We have not paid any cash dividends to date, and have no intention of paying any cash dividends on the Common Stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to certain limitations imposed under Delaware corporation law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors. The agreements and instruments that we entered into in 2006 in connection with our debt financings contain significant restrictions on our ability to pay dividends on our Common Stock.

      As of March 15, 2007, approximately 4,454,324 shares of our Common Stock were subject to issuance upon exercise or conversion of outstanding options or warrants to purchase shares of Common Stock.

      The following table provides information as of December 31, 2006 about our equity compensation plans and arrangements as of December 31, 2006.

            Equity Compensation Plan Information - December 31, 2006

                                                                                                       (c)
                                                                                               Number of securities
                                                                                             remaining available for
                                               (a)                         (b)                future issuance under
                                     Number of securities to        Weighted-average           equity compensation
                                     be issued upon exercise        exercise price of            plans (excluding
                                     of outstanding options,      outstanding options,       securities reflected in
        Plan Category                  warrants and rights         warrants and rights             column (a))
-----------------------------        -----------------------      --------------------       -----------------------
  Equity compensation plans
 approved by security holders                   300,000 (1)              $ 2.35                   1,700,000 (2)
-----------------------------        -----------------------      --------------------       -----------------------
Equity compensation plans not
 approved by security holders                 3,179,324 (3)              $ 2.00                        N/A
-----------------------------        -----------------------      --------------------       -----------------------
            Total                             3,479,324                  $ 2.03                   1,700,000 (2)
=============================        =======================      ====================       =======================

----------
      (1) Consists of options issued August 28, 2005 to our directors pursuant to our 2005 Non-Employee Director Incentive Plan (the "2005 Incentive Plan") to purchase up to 300,000 shares of our Common Stock at $2.35 per share.

      (2) Calculated based on the number of shares authorized upon the adoption of the 2005 Incentive Plan on May 30, 2006 and not awarded as of December 31, 2006. However, the following shares may return to the 2005 Incentive Plan and be available for issuance in connection with a future award: (i) shares covered by an award that expires or otherwise terminates without having been exercised in full; (ii) shares that are forfeited or repurchased by us prior to becoming fully vested; (iii) shares covered by an award that is settled in cash; (iv) shares withheld to cover payment of an exercise price or cover applicable tax withholding obligations; (v) shares tendered to cover payment of an exercise price; and (vi) shares that are cancelled pursuant to an exchange or repricing program.

      (3) Consists of warrants and options granted to our employees, officers, directors and consultants, to the extent vested and exercisable (within the meaning of Rule 13d-3(d)(1) promulgated by the Commission under the Securities and Exchange Act of 1934, as amended) as of December 31, 2006.

      Set forth below is a description of the individual compensation arrangements or equity compensation plans that were not required to be approved by our security holders pursuant to which the 3,179,324 shares of our Common Stock included in the chart above were issuable as of December 31, 2006:

      o Option granted November 1, 2003 to consultant in consideration of services performed on our behalf, which option expires October 31, 2008 and is currently exercisable to purchase up to 200,000 shares of our Common Stock at an exercise price of $0.54 per share;

      o Option granted December 4, 2004 to a former director in consideration of services performed on our behalf, which option expires December 3, 2009 and is currently exercisable to purchase up to 50,000 shares of our Common Stock at an exercise price of $0.90 per share;

      o Option granted December 15, 2004 to director in consideration of services performed on our behalf, which option expires December 14, 2009 and is currently exercisable to purchase up to 25,000 shares of our Common Stock at an exercise price of $0.85 per share;

      o Option granted December 15, 2005 to officer and director in consideration of services performed on our behalf, which option expires December 14, 2010 and is currently exercisable to purchase up to 250,000 shares of our Common Stock at an exercise price of $1.25 per share;

      o Option granted April 4, 2005 to officer in consideration of services performed on our behalf, which option expires April 3, 2010 and is currently exercisable to purchase up to 50,000 shares of our Common Stock at an exercise price of $2.56 per share;

      o Options granted May 12, 2005 to officers and directors in consideration of services performed on our behalf, which options expire May 11, 2010 and are currently exercisable to purchase up to an aggregate of 750,000 shares of our Common Stock at an exercise price of $2.44 per share;

      o Option granted July 18, 2005 to employee in consideration of services performed on our behalf, which option expires July 17, 2010 and is currently exercisable to purchase up to 15,000 shares of our Common Stock at an exercise price of $2.30 per share;

      o Option granted August 3, 2005 to employee in consideration of services performed on our behalf, which option expires August 2, 2010 and is currently exercisable to purchase up to 30,000 shares of our Common Stock at an exercise price of $2.54 per share;

      o Warrant issued September 30, 2005 to consultant in consideration of services performed on our behalf, which warrant expires September 29, 2010 and is currently exercisable to purchase up to 324,324 shares of our Common Stock at an warrant exercise price of $1.85 per share;

      o Warrant issued February 1, 2006 to consultant in consideration of services performed on our behalf, which warrant expires January 31, 2011 and is currently exercisable to purchase up to 900,000 shares of our Common Stock at an warrant exercise price of $2.65 per share;

      o Option granted April 4, 2006 to officer and director in consideration of services performed on our behalf, which option expires April 3, 2011 and is currently exercisable to purchase up to 25,000 shares of our Common Stock at an exercise price of $2.35 per share;

      o Options granted August 28, 2006 to employees in consideration of services performed on our behalf, which options expire April 27, 2011 and are currently exercisable to purchase up to an aggregate of 60,000 shares of our Common Stock at an exercise price of $1.50 per share; and

      o Warrant issued September 26, 2006 to consultant in consideration of services performed on our behalf, which warrant expires September 25, 2011 and is currently exercisable to purchase up to 500,000 shares of our Common Stock at a warrant exercise price of $1.35 per share.

Item 6. Management's Discussion and Analysis or Plan of Operations.

Introduction

      We are engaged in the exploration, development, exploitation and production of oil and natural gas. We sell our oil and gas primarily to domestic pipelines and refineries. We entered into a number of property acquisitions and joint ventures during 2005 and 2006 as described in Note 2 to our financial statements filed with this report. These acquisitions and joint ventures significantly affected our results of operations during 2005 and 2006 and had the effect of significantly increasing both our revenues and expenses. Our financial statements consolidate our accounts with those of our wholly-owned subsidiary, Vaquero Partners LLC ("Vaquero Partners"), and all inter-company balances and transactions between Dune Energy, Inc. and Vaquero Partners have been eliminated in such consolidation.

Results of Operations

      Year ended December 31, 2006 compared to year ended December 31, 2005

Revenues:

Our revenues increased $3,856,000 or 104% from 2005 to 2006 based on increased oil sales of 22,415 bbls and 516,137 Mcfs. Although gas prices decreased $1.91/mcf during the comparable years, increased oil prices of $1.76/bbl and increased volumes more than offset the drop in gas prices.

Operating expenses:

General and administrative expense (G&A expense)

G&A expense increased $2,273,000 or 89% from 2005 to 2006. Over half of the increase or $1,325,000 results from our adoption of SFAS No. 123(R) in 2006 which requires all share-based payments to employees and directors be expensed in the financial statements based on their fair value. The remaining increase reflects additional costs associated with our growth in 2006 which is reflected in essentially every area of G&A expense.

Direct operating expenses

Our direct operating expense increased from $719,000 in 2005 to $2,011,000 in 2006 resulting in a 179% increase. Both components of direct operating expense reflected significant increases in 2006 with lease operating expense increasing $857,000 and production taxes increasing $435,000. These increases are indicative of the impact on operating expense of going from thirteen producing properties in 2005 to thirty-two in 2006.

Accretion expense

We recorded our asset retirement obligation in the fourth quarter of 2005 giving rise to the initial impact of accretion expense on the financial statements of $2,000. For 2006, accretion expense amounted to $25,000 which reflects a full year of accretion expense and includes the impact of changes in well lives resulting from changes in the reserve report.

Depletion, depreciation and amortization (DD&A)

DD&A increased from $923,000 in 2005 to $4,402,000 in 2006. This increase is primarily attributable to DD&A of the Company's oil and gas properties under the full cost method. In 2006, the cost per Mcfe increased from $2.09 to $3.91 while total production increased from 438,000 Mcfe to 1,089,000 Mcfe. These substantial increases largely contributed to the 377% increase in DD&A expense.

Proved property impairment expense

Net capitalized costs of oil and gas properties less related deferred taxes are limited to the sum of (a) future net revenues (using prices and cost rates as of the balance sheet date) from proved reserves at 10 percent per annum plus (b) cost not being amortized less (c) related income tax effects. Excess costs are charged to proved property impairment expense. In 2006, we incurred a proved property impairment expense of $33,167,000.

Operating loss:

Operating loss increased $36,377,000 from $471,000 in 2005 to $36,848,000 in
2006. For reasons previously documented, we incurred significant increases in all areas of operating expenses including an impairment expense of $33,167,000 which were not offset by corresponding increases in revenue.

Other income(expense):

Interest income

Interest income increased from $49,000 in 2005 to $217,000 in 2006. The majority of the $168,000 increase occurred in the first quarter of 2006 resulting from higher cash balances associated with the February 1, 2006 stock sale. As the proceeds from the stock sale were used to fund property acquisitions and our 2006 drilling program, interest income amounts leveled off.

Minority interest

We acquired the minority interest in Vaquero Partners in the fourth quarter of 2005. Consequently, there was no minority interest in 2006 and resulted in a reduction of $53,000.

Interest expense

Interest expense amounted to $775,000 in 2005 with the majority incurred in the fourth quarter of 2005 when the Company borrowed $30,598,000 for two acquisitions. Interest expense in 2006 amounted to $4,582,000 which includes a full year's interest on the fourth quarter of 2005 borrowings plus additional borrowings of $17,028,000. These factors caused interest expense to increase $3,807,000 in 2006.

Amortization of deferred financing costs

Loan costs and fees are amortized over the term of the debt instruments to which they relate. Amortization expense amounted to $144,000 in 2005 and $2,148,000 in 2006. Two factors contributed to this increase of $2,004,000. First, the expense for 2005 represented only two months amortization as the loan fees were incurred in November and December, 2005. Second, we refinanced our original credit agreement in September, 2006 and expensed all loan fees associated with this borrowing.

Loss on embedded derivative liability

We initially entered into derivative contracts in the fourth quarter of 2005. During 2005, our mark-to-market activity resulted in recording a loss of $190,000. Our mark-to-market balance at December 31, 2006 reflected an out of the money balance giving rise to recording a $33,000 loss for the year.

Other expense

Other expense in 2006 amounted to $494,000 which was comprised of two components. First, we were required to pay a registration failure penalty of $395,000 associated with the February 1, 2006 stock sale. Second, we incurred expenses of $99,000 associated with an unsuccessful effort to find additional debt financing.

Net Loss

The Company's net loss increased from ($1,585,000) in 2005 to ($43,889,000) in 2006. The major components contributing to this significant increase include increases in share-based compensation, DD&A, amortization of deferred loan costs, interest expense and proved property impairment expense as more fully detailed above.

Impact of Inflation

Inflation has not had a material effect on our results of operations.

Financial Liquidity and Capital Resources

Provided that borrowings under our existing credit facility remain available to us, we believe that our cash requirements over the next twelve months will be met by our revenues from operations, our cash reserves and draws available under our current banking facilities.

Private Equity Placements

      In February 2006, we closed a private equity offering pursuant to which we sold a total of 9,000,000 shares of our Common Stock at a price of $2.65 per share. Gross proceeds raised in this offering were $23,850,000. Sanders Morris Harris ("SMH") served as our lead placement agent and C.K. Cooper & Company served as co-placement agent. From the gross proceeds, we paid our investment bankers a placement agent fee of $1,192,500 (5% of the gross proceeds) and we paid SMH a financial advisory fee of $477,000 (2% of the gross proceeds). We also issued to SMH, a warrant exercisable for up to 900,000 shares our Common Stock, at an exercise price of $2.65 per share. The price per share in this offering was determined by taking the thirty (30) day volume weighted average market price of our Common Stock as of January 17, 2006, and discounting it by approximately 10% to account for investors' receiving unregistered stock.

Debt Financings

      During the third quarter of 2006, we amended and restated our Credit Agreement with Standard Bank Plc, as administrative agent, Standard Americas Inc., as collateral agent, and the lenders described therein, dated as of November 17, 2005 (the "Original Credit Agreement").

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

      On September, 27, 2006, the Lenders advanced $16,494,908 of their Initial Commitment to us under the Amended Credit Agreement. Proceeds of this Initial Funding were used to (i) payoff all amounts outstanding under our Original Credit Agreement, (ii) fund the drilling and development of wells located on our Barnett Shale and Bayou Couba Properties, (iii) purchase additional properties in the Barnett Shale pursuant to our Purchase Agreement with Voyager Partners Ltd. and (iv) fund certain fees and expenses incurred by us in connection with our entering into the Amended Credit Agreement. In addition, $1.2 million included in the Initial Funding was utilized by us to purchase a seismic license covering certain lands located in St. Charles Parish, Louisiana. This $1.2 million, together with an additional $3.3 million that has been funded to date, are treated as "Bridge Loans" under the Amended Credit Agreement.

      We agreed to pay the Administrative Agent (i) a "Commitment Fee" equal to 1.5% of all amounts committed to be loaned by the Lenders (except with respect to amounts advanced under the Original Credit Agreement and for commitments associated with the Bridge Loans), (ii) a "Bridge Loan Fee" equal to 5% of all amounts committed to be loaned as Bridge Loans, (iii) an "Administrative Fee" of $25,000 semi-annually on each August 15 and February 15 that the Amended Credit Agreement is in effect and (iv) an "Exit Fee" equal to 5% of all amounts committed to be loaned as Bridge Loans, payable upon the earlier of repayment of Bridge Loans or April 13, 2007. In addition, we have granted the Lenders an overriding royalty interest ("ORRI") ranging between 1% and 2% in (i) our existing Oil and Gas Properties and (ii) Oil and Gas Properties that we acquire after the date hereof until the Amended Credit Agreement is terminated.

      Unless earlier payment is required under the Amended Credit Agreement, loans made by the Lenders pursuant to the Amended Credit Agreement must be repaid on or before August 14, 2009, provided, however, that all Bridge Loans were required to be repaid on or before March 26, 2007. With respect to the repayment of our Bridge Loans, our Lenders have agreed to extend the repayment date for the Bridge Loans until April 13, 2007, in exchange for a payment of $500,000 on or before that date. If we do not repay the Bridge Loans by such date, the Lenders will be entitled to receive an additional ORRI of 1% in our existing Oil & Gas Properties on that date, and an additional 1% ORRI for each 30 days thereafter until the Bridge Loans are repaid in full. Under the Amended Credit Agreement, interest on all loans shall accrue at the Prime Rate plus 5% per annum, provided that the interest rate shall not exceed 15.25% per annum nor be less than 11.25% per annum. All Loans under the Amended Credit Agreement are secured by a security interest in, and first lien on, all of our assets.

      As further consideration for the making of the Loans, we issued warrants to the Lenders, exercisable for up to 500,000 shares of our common stock, at a strike price of $1.35 per share. Pursuant to a warrant agreement (the "Warrant Agreement") any unexercised warrants expire on September 26, 2015. The Warrant Agreement also affords the holders certain anti-dilution protection, as well as piggy-back registration rights and limited demand registration rights.

      We also further amended the Term Loan Agreement, as amended and restated (the "Original Loan Agreement"), with our principal stockholder, Itera Holdings BV ("Itera"), pursuant to the terms and conditions of the Amended and Restated Term Loan Agreement, dated as of September 26, 2006 (the "Amended Loan Agreement"). In accordance with the Amended Credit Agreement, the convertible subordinated note, as amended and restated, issued by the Company in connection with the Original Loan Agreement, was further amended to provide that we may not pay interest to Itera in cash, until such time as there is no default or event of default under the Amended Credit Agreement, the payment thereof would not cause a default or event of default under the Amended Credit Agreement, or until such time as the Company is in compliance with the financial covenants set forth in the Amended Credit Agreement. A copy of the Amended and Restated Convertible Subordinated Note, dated as of September 26, 2006. As of April 1, 2007, there was a total of $28,235,380 of outstanding principal and accrued interest under the Restated Convertible Subordinated Note.

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

Item 7. Financial Statements.

Index to Financial Statements

                                                                                                                          Page
Report of Independent Registered Public Accounting Firm                                                                   F-2

Consolidated Balance Sheet at December 31, 2006                                                                           F-3

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005                                      F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2006 and 2005       F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005                                      F-6

Notes to Consolidated Financial Statements                                                                                F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  Dune Energy, Inc.
  Houston, Texas

We have audited the accompanying consolidated balance sheet of Dune Energy Inc. as of December 31, 2006, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of Dune's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dune Energy Inc., as of December 31, 2006, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.


/s/ MALONE & BAILEY, PC

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 28, 2007

                                Dune Energy, Inc.
                           Consolidated Balance Sheet
                                December 31, 2006

ASSETS
Current assets:
   Cash                                                            $  3,574,705
   Accounts receivable                                                3,849,929
   Other current assets                                                 132,272
                                                                   ------------
Total current assets                                                  7,556,906
                                                                   ------------

Property and equipment                                                   62,767
   Less accumulated depreciation                                        (16,721)
                                                                   ------------
Net property and equipment                                               46,046
                                                                   ------------

Oil and gas properties, using full cost accounting:
   Properties being amortized                                        83,503,586
   Properties not subject to amortization                             5,856,461
   Less accumulated depreciation, depletion, amortization
     and impairment                                                 (38,539,621)
                                                                   ------------
Net oil and gas properties                                           50,820,426
                                                                   ------------

Deferred financing costs, net of accumulated amortization
   of $310,711                                                        1,181,554
Deposit - related party                                                 500,000
Other assets                                                            500,000
                                                                   ------------

TOTAL ASSETS                                                       $ 60,604,932
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued liabilities                        $  4,685,398
   Current portion of long-term debt                                  4,786,000
                                                                   ------------
Total current liabilities                                             9,471,378
                                                                   ------------
Commitments and Contingencies                                                --

Long-term debt                                                       27,815,223
Long-term debt - related party                                       27,423,932
Other long-term liabilities                                           1,397,649
                                                                   ------------
Total liabilities                                                    66,108,202
                                                                   ------------

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 shares
   authorized, 59,430,172 shares issued and outstanding                  59,430
Additional paid-in capital                                           43,585,518
Accumulated deficit                                                 (49,148,218)
                                                                   ------------
Total stockholders' deficit                                          (5,503,270)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $ 60,604,932
                                                                   ============

See summary of significant accounting policies and notes to financial statements.

                                Dune Energy, Inc.
                      Consolidated Statements of Operations
                     Years ended December 31, 2006 and 2005

                                                      2006              2005
                                                 ------------      ------------

Revenues                                         $  7,580,034      $  3,724,278
                                                 ------------      ------------

Operating expenses:
   General and administrative expense               4,823,582         2,550,549
   Direct operating expenses                        2,010,608           719,472
   Accretion expense                                   24,848             2,173
   Depletion, depreciation and amortization         4,402,267           923,471
   Proved property impairment expense              33,166,802                --
                                                 ------------      ------------

Operating loss                                    (36,848,073)         (471,387)
                                                 ------------      ------------

Other income (expense):
   Interest income                                    217,405            48,893
   Minority interest                                       --           (52,611)
   Interest expense                                (4,582,168)         (775,427)
   Amortization of deferred financing costs        (2,148,282)         (143,558)
   Loss on embedded derivative liability              (33,733)         (190,553)
   Other expense                                     (494,458)               --
                                                 ------------      ------------

Net loss                                         $(43,889,309)     $ (1,584,643)
                                                 ============      ============

Net loss per share:
   Basic and diluted                             $      (0.75)     $      (0.03)

Weighted average shares outstanding:
   Basic and diluted                               58,583,932        47,557,242

See summary of significant accounting policies and notes to financial statements.

                                Dune Energy, Inc.
      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                     Years ended December 31, 2006 and 2005

                                 Preferred Stock -
                                     Series A                    Common Stock
                              -----------------------     --------------------------     Paid-In       Accumulated
                                Shares        Amount         Shares         Amount       Capital         Deficit           Total
                              ----------     --------     ------------    ----------   ------------    ------------    ------------
Balance at

   December 31, 2004             111,111     $    111       45,597,171    $   45,597   $ 14,051,374    $ (3,674,266)   $ 10,422,816

Stock issued for:

   Debt                               --           --        1,182,223         1,182        443,818              --         445,000
   Conversion of preferred
      to common                 (111,111)        (111)         222,222           222           (111)             --              --

Cash paid to consultant
   for stock subscription             --           --               --            --       (398,167)             --        (398,167)

Cash received for stock
   subscription                       --           --        3,243,243         3,243      5,996,757              --       6,000,000

Net loss                              --           --               --            --             --      (1,584,643)     (1,584,643)
                              ----------     --------     ------------    ----------   ------------    ------------    ------------
Balance at

   December 31, 2005                  --           --       50,244,859        50,244     20,093,671      (5,258,909)     14,885,006

Cash received for stock
   subscription                       --           --        9,000,000         9,001     23,840,999              --      23,850,000

Cash paid to consultant
   for stock subscription             --           --               --            --     (1,773,681)             --      (1,773,681)

Cash received for exercise
   of stock options                   --           --          133,333           133         99,867              --         100,000

Stock issued for cashless
   exercise of stock
   options                            --           --           51,980            52            (52)             --              --

Stock-based compensation              --           --               --            --      1,324,714              --       1,324,714

Net loss                              --           --               --            --             --     (43,889,309)    (43,889,309)
                              ----------     --------     ------------    ----------   ------------    ------------    ------------
Balance at

   December 31, 2006                  --     $     --       59,430,172    $   59,430   $ 43,585,518    $(49,148,218)   $ (5,503,270)
                              ==========     ========     ============    ==========   ============    ============    ============

See summary of significant accounting policies and notes to financial statements.

                                Dune Energy, Inc.
                      Consolidated Statements of Cash Flows
                     Years ended December 31, 2006 and 2005

                                                               2006               2005
                                                           ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $(43,889,309)      $ (1,584,643)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depletion, depreciation and amortization                   4,402,267            923,471
   Amortization of deferred financing costs                   2,148,282            143,558
   Share-based compensation                                   1,324,714                 --
   Accretion of asset retirement obligation                      24,848              2,173
   Loss on derivative mark to market adjustment                  33,733            190,553
   Proved property impairment expense                        33,166,802                 --
   Minority interest                                                 --            (17,201)
   Changes in:
      Accounts receivable                                    (2,253,961)        (1,059,638)
      Other current assets                                      (27,515)                --
      Accounts payable and accrued liabilities                3,431,762          4,002,084
      Other long-term liabilities                                    --             76,509
                                                           ------------       ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (1,638,377)         2,676,866
                                                           ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved and unproved properties                (37,328,290)       (43,003,119)
Deposits on oil and gas properties                                   --         (1,820,101)
Purchase of office equipment                                    (23,640)           (39,127)
Increase in deposit - related party                            (500,000)                --
Increase in other assets                                       (500,000)                --
                                                           ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES                       (38,351,930)       (44,862,347)
                                                           ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                 37,101,223         39,097,514
Payment on long-term debt issuance costs                       (993,563)        (2,506,745)
Payments on long-term debt                                  (18,500,000)                --
Proceeds from sale of common stock, net                      22,103,232          5,601,833
Proceeds from exercise of options                               100,000                 --
                                                           ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    39,810,892         42,192,602
                                                           ------------       ------------

NET CHANGE IN CASH BALANCE                                     (179,415)             7,121
   Cash balance at beginning of period                        3,754,120          3,746,999
                                                           ------------       ------------
   Cash balance at end of period                           $  3,574,705       $  3,754,120
                                                           ============       ============

SUPPLEMENTAL DISCLOSURES
Interest paid                                              $  2,150,597       $    553,236
Income taxes paid                                                    --                 --

NON-CASH DISCLOSURES
Stock issued for cashless exercise of options              $         52       $         --
Asset retirement obligation incurred                            189,650             76,509
Asset retirement obligation revision                             75,456                 --
Stock issued for conversion of debt                                  --            450,000
Conversion of preferred stock to common stock                        --                222

See summary of significant accounting policies and notes to financial statements.

                                DUNE ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Dune assesses the realizability of unproved properties on at least an annual basis or when there has been an indication that an impairment in value may have occurred. Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of Dune to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. There was no impairment of unproved properties during the years ended December 31, 2006 and 2005. The costs not subject to amortization as of December 31, 2006 are as follows:

                                                             Year Incurred
                                         As of        --------------------------
                                   December 31, 2006       2006           2005
                                   -----------------  -----------     ----------

Acquisition costs                      $  391,221      $  391,221     $       --

Exploration and development costs       5,465,240       2,395,041      3,070,199
                                       ----------      ----------     ----------
                                       $5,856,461      $2,786,262     $3,070,199
                                       ==========      ==========     ==========

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

Costs of oil and gas properties are amortized using the units of production method. Amortization expense per equivalent physical unit of production amounted to $4,268,782 and $916,147 for the years ended December 31, 2006 and 2005, respectively.

Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating condition, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. During the year ended December 31, 2006, the Company incurred a proved property impairment expense of $33,166,802 which is reflected in the accompanying Consolidated Statement of Operations.

Revenue recognition

Dune records oil and gas revenues following the entitlement method of accounting for production, in which any excess amount received above Dune's share is treated as a liability. If less than Dune's share is received, the underproduction is recorded as an asset. Dune did not have an imbalance position in terms of volumes or values at December 31, 2006.

Cash and cash equivalents

Cash and cash equivalents include cash in banks and certificates of deposit which mature within three months of the date of purchase.

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

Property and equipment

Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in other income.

Deferred financing costs

In connection with debt financings in 2006, Dune has paid $993,563 in fees. These fees were recorded as deferred financing costs and are being amortized over the life of the loans using the straight-line method which approximates the effective interest method as the principal amounts on the debt financings are due at maturity.

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

Deposit - related party

Dune entered into a definitive contract with Itera Rig LLC, an affiliate of Itera Holdings, BV, Dune's majority shareholder. The terms of the contract call for the construction of and subsequent long-term contract for a drilling rig for its exclusive use on its Barnett Shale properties. The contract calls for a $500,000 deposit which will be applied to payments due at the end of the contract period.

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

Share-based compensation

On January 1, 2006, Dune adopted SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Dune adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements for the year ended December 31, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

                                                                            Year ended
                                                                        December 31, 2005
                                                                        -----------------
      Net loss, as reported                                                $(1,584,643)

      Deduct: share-based compensation expense determined under fair
      value based method                                                    (2,234,056)

                                                                           -----------
      Pro forma net loss                                                   $(3,818,699)
                                                                           ===========

      Net loss per share, basic and diluted:
      As reported                                                          $     (0.03)
      Pro forma                                                            $     (0.08)

The weighted average fair value of the stock options granted during the year ended December 31, 2005 was $2.06. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rates of 2.0%, (2) expected option life is the actual remaining life of the options as of each period end,
(3) expected volatility is 135.72% and (4) zero expected dividends.

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

Loss per share

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128 and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

New Accounting Pronouncements

      FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. We are currently evaluating the statement and have not yet determined the impact of such on our financial statements.

      SFAS No. 157, Fair Value Measurement, ("SFAS 157"). This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity's own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating this statement and have not yet determined the impact of such on our financial statements. We plan to adopt this statement when required at the start of our fiscal year beginning January 1, 2008.

NOTE 2 -- PROPERTY ACQUISITIONS

On October 19, 2005, Dune acquired certain exclusive exploration and development rights from American Natural Energy Corporation ("ANEC"), with an effective date of August 26, 2005, in ANEC's Joint Development Agreement with a major integrated energy company, covering approximately 11,100 acres in St. Charles Parish, Louisiana. Dune has the right to participate in 50% of ANEC's development rights in the Delta Securities Lease in exchange for $1 million.

On November 17, 2005, Dune acquired the interests in certain oil and gas properties (the "Springside Properties") from Voyager Partners, Ltd. ("Voyager"). Dune paid a total of $5.5 million for the Springside Properties with an effective date of July 1, 2005.

On December 16, 2005, Dune acquired the interests in certain producing and non-producing natural gas properties and related property and equipment located in the Barnett Shale play in the North Texas Fort Worth Basin from Voyager ("Voyager Tranche 1"). The purchase price for the properties was $24.6 million with an effective date of May 1, 2005.

On May 31, 2006, Dune acquired the interest in certain producing and non-producing natural gas properties and related property and equipment located in the Barnett Shale play in the North Texas Fort Worth Basin from Voyager ("Voyager Tranche 2 - 1st Closing"). The purchase price for the properties was $6.0 million with an effective date of May 2, 2005.

On July 31, 2006 Dune acquired the interest in certain non-producing natural gas properties located in the Barnett Shale play in the North Texas Fort Worth Basin from Voyager ("Voyager Tranche 2 - 2nd Closing"). The purchase price for the properties was $1.26 million with an effective date of May 1, 2005.

On October 10, 2006, Dune acquired the interests in certain producing properties and non-producing natural gas properties and related equipment located in the Barnett Shale play in the North Texas Fort Worth Basin from Voyager ("Voyager Tranche 2 and Tranche 3). The purchase price for the properties was $7.3 million with an effective date of August 1, 2006. We determined that audited financial statements and pro forma amounts were not required under Items 9.01(a) and (b) of Form 8-K as the acquisition of Tranche 2 and Tranche 3 was less than 20% of our total assets as of December 31, 2005.

On December 26, 2006, Dune acquired from TransAtlantic Petroleum Corp. ("TNP") an interest in oil and gas properties in the Bayou Couba held by its subsidiary, TransAtlantic Petroleum Corp., and certain 8% Convertible Secured Debentures issued by American Natural Energy Corporation in the principal face amount of $3.0 million held by TNP. Total consideration for the purchase was $2 million with an effective date of December 1, 2006.

NOTE 3 -- CONVERTIBLE DEBENTURES

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

NOTE 4 -- DEBT FINANCING

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

On September 27, 2006, the lenders advanced $16,494,908 of their initial commitment to Dune. The proceeds of this initial funding were used to pay off all amounts outstanding under the original credit agreement. Additionally, the unamortized balance of deferred loan costs associated with the original credit agreement of $1,311,683 was expensed. During the fourth quarter of 2006, the lenders advanced an additional $16,106,315 of their commitment to Dune. In addition, $1.2 million included in the initial funding, together with an additional $2.1 million that was funded in the 4th quarter of 2006, shall be treated as bridge loans. From time to time and subject to our satisfaction of various terms and conditions, Dune may request subsequent commitment increases. As of December 31, 2006, Dune was due additional funding of $699,970. This balance is included in other long-term liabilities in the accompanying consolidated balance sheet.

Unless earlier payments is required, repayments on loans made by the lenders must begin to be repaid on each quarterly date beginning March 31, 2007 through the loan maturity date August 14, 2009, prinicipal payments are to be equal to 50% of "Free Cash Flow" which is defined as all revenues earned as of each quarterly date less costs. Dune has estimated the payments on the long term debt during 2007 to be $1,486,000, based on expected revenues and costs. Actual results and resulting payments could differ from this estimate. Provided, however, that all bridge loans must be repaid on or before March 26, 2007. Interest on all loans shall accrue at the prime rate plus 5% per annum, provided that the interest rate shall not exceed 15.25% per annum. All loans are secured by a security interest in, and first lien on, all of Dune's assets. Our lenders have agreed to extend the deadline of the repayment of the Bridge Loans to April 13, 2007.

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

Dune also amended the long-term loan agreement with Itera Holdings BV ("Itera") as of September 26, 2006. The convertible subordinated note, as amended and restated, issued by Dune in connection with the original loan agreement, was further amended to provide that Dune may not pay interest to Itera in cash, until such time as there is no default or event of default under the amended credit agreement, the payment thereof would not cause a default or event of default under the amended credit agreement and until such time as Dune is in compliance with the financial covenants set forth in the amended credit agreement. We analyzed the notes for derivative accounting consideration under SFAS 133 and EITF 00-19. We determined that the notes were conventional debt because the contract contains a fixed number of shares to be delivered upon settlement and this number will not change based on a future event. We also determined that the notes conversion feature met the criteria for classification in stockholders' equity under SFAS 133 and EITF 00-19 because physical settlement is required. Net cash settlement is neither required nor an option. Therefore, derivative accounting is not applicable for the notes.

NOTE 5 -- DERIVATIVE FINANCIAL INSTRUMENTS

Dune entered into derivative contracts to provide a measure of stability in the cash flows associated with Dune's oil and gas production and to manage exposure to commodity prices. None of the derivative contracts Dune entered into have been designated as cash flow hedges or fair value hedges. Dune recorded losses of $33,733, and $190,553 related to its derivative instruments for the years ended December 31, 2006 and 2005, respectively.

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

                                            Average         Average           Average          Average
      Start         End        Volume        Floor           Cost               Dune           Maximum
      Month        Month       MMBTU        $/MMBTU      % over Floor     % Participation      Payment
      -----        -----       -----        -------      ------------     ---------------      -------
      Dec-06       Dec-06      90,000       $ 6.620           75%               25%           $   5.050
      Jan-07       Dec-07      63,000       $ 6.620           75%               25%           $   5.050
      Jan-08       Dec-08      55,000       $ 6.620           75%               25%           $   5.050
      Jan-09       Nov-09      41,000       $ 6.620           75%               25%           $   5.050

Crude Oil Derivatives

Dune entered into collars on crude oil hedges (WTI-NYMEX) whereby Dune receives a floor price and pays 100% percent of any price in excess of the floor up to a maximum payment. The following table shows the monthly volumes hedged, the floor price, percent above the floor price paid (cost) and the maximum payment for that volume.

                                              Average         Average            Average          Average
       Start        End         Volume         Floor            Cost               Dune           Maximum
       Month       Month         BBLS         $/BBLS        % over Floor     % Participation      Payment
       -----       -----         ----         ------        ------------     ---------------      -------
      Nov-06       Dec-06       3,200       $   60.000          100%                0%           $  12.500
      Jan-07       Dec-07       2,150       $   60.000          100%                0%           $  12.500
      Jan-08       Dec-08       1,400       $   60.000          100%                0%           $  12.500
      Jan-09       Oct-09        840        $   60.000          100%                0%           $  12.500

NOTE 6 -- ASSET RETIREMENT OBLIGATION

Dune had asset retirement obligations at December 31, 2005 of $78,682. In accordance with the provisions of SFAS No. 143, Dune records an abandonment liability associated with its oil and gas wells when those assets are placed in service. Asset retirement obligations are included other long-term liabilities on Dune's consolidated balance sheet. The following table is a reconciliation of the asset retirement obligation liability for 2006 and 2005:

                                                             2006         2005
                                                             ----         ----

Asset retirement obligation at beginning of year           $ 78,682     $      0
Liabilities incurred                                        189,650       76,509
Liabilities settled                                               0            0
Accretion expense                                            24,848        2,173
Revisions in estimated liabilities                           75,456            0
                                                           --------     --------

Asset retirement obligation at end of year                 $368,636     $ 78,682
                                                           ========     ========

NOTE 7 -- PREFERRED STOCK

During the year ended December 31, 2005, 111,111 shares of Series A Convertible Preferred Stock were converted into 222,222 shares of common stock.

As of December 31, 2006 there are no Series A Convertible Preferred shares outstanding.

NOTE 8 -- COMMON STOCK

During the year ended December 31, 2005, note holders converted $445,000 in convertible notes payable into 1,182,223 shares of common stock.

During the year ended December 31, 2005, 111,111 shares of Series A Convertible Preferred Stock were converted into 222,222 shares of common stock.

On September 30, 2005, Dune closed a $6 million private equity offering. A total of 3,243,243 shares of common stock were sold at a price of $1.85 per share. Dune paid the investment banker, Sanders Morris Harris Inc., a placement agent fee consisting of (i) cash equal to 5% of the gross proceeds and (ii) a warrant exercisable for up to 324,324 shares our common stock, at an exercise price of $1.85 per share. The private offering was made in reliance upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D. The accounting treatment of the warrants yielded a debit of $600,000 to additional paid-in capital as a reduction in the amount received from the private placement and a corresponding credit of $600,000 to additional paid-in capital for the value of the warrants resulting in a $0 impact on the balance sheet.

On February 1, 2006, Dune sold a total of 9,000,000 shares of common stock at a price of $2.65 per share in a private equity offering. Gross proceeds raised in the offering were $23,850,000. From the gross proceeds, Dune paid the investment bankers a placement agent fee of $1,192,500 (5% of the gross proceeds), a financial advisory fee of $477,000 (2% of the gross proceeds) and expenses of $104,184, of which $26,916 had been prepaid as of December 31, 2005. Dune also issued a warrant exercisable for up to 900,000 shares of its common stock at an exercise prices of $2.65 per share. Pursuant to rights granted by Dune to investors in the February offering, Dune was required to file a registration statement covering all shares purchased and to have such registration statement declared effective June 1, 2006. Because such registration statement was not declared effective by the SEC until July 5, 2006, Dune was required to pay to the investors a registration failure penalty equal to one and one-half percent (1.5%) of their aggregate investment for each 30-day period beyond June 1, 2006. This resulted in Dune paying investors in the February offering an aggregate of $395,168, which was recorded as other expense for the year ended December 31, 2006.

On May 3, 2006, a shareholder exercised 133,333 stock options to purchase 133,333 shares of common stock at a price of $0.75 per share. Dune received $100,000.

On August 3, 2006, an option holder exercised 40,000 stock options on a cashless basis for 29,200 shares of common stock. This transaction resulted in an increase in common stock of $29.20 and a reduction in paid-in-capital of $29.20. On August 22, 2006, the same option holder exercised 10,000 stock options on a cashless basis for 6,900 shares of common stock. This transaction resulted in an increase in common stock of $6.90 and a reduction in paid-in-capital of $6.90. The option holders executed their rights to exercise the options on a cashless basis. Dune received no cash consideration in either transaction.

On August 28, 2006, Dune granted stock options to two employees, exercisable in the aggregate, for up to 60,000 shares of common stock for services rendered. Such options expire in five years and are exercisable at $1.50 per share.

As further consideration for amending and restating their Credit Agreement (see
Note 4), Dune issued warrants to their lenders, exercisable for up to 500,000 shares of our common stock, at a strike price of $1.35 per share. Pursuant to a warrant agreement (the "Warrant Agreement") any unexercised warrants expire on September 26, 2015. The Warrant Agreement also affords the holders certain anti-dilution protection, as well as piggy-back registration rights and limited demand registration rights. We analyzed the lender warrants for derivative accounting consideration under SFAS 133 and EITF 00-19. We determined that derivative accounting is not applicable for these lender warrants.

On December 28, 2006, an option holder exercised 25,000 stock options on a cashless basis for 15,880 shares of common stock. This transaction resulted in an increase in common stock of $15.88 and a reduction in paid-in-capital of $15.88. The option holder executed their rights to exercise the options on a cashless basis. Dune received no cash consideration in this transaction.

NOTE 9 -- STOCK OPTIONS

During 2006 and 2005, Dune's Board of Directors granted stock options, some of which are immediately exercisable and some vest over a three year period. The following table summarizes stock option activity:

                                                                       Weighted
                                                                       Average
                                                        Options         Price
                                                      ----------     ----------

Outstanding as of December 31, 2005                    2,278,333     $     1.93
Granted during 2006                                      160,000           2.03
Cancelled or Expired                                          --             --
Exercised                                               (208,333)         (0.71)
                                                      ----------     ----------
Outstanding as of December 31, 2006                    2,230,000     $     1.95
                                                      ==========     ==========

The weighted average fair value of the stock options granted during the year ended December 31, 2006 was $2.00. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rates of between 4.6% and 4.7%, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility is 118.73% to 129.59% and (4) zero expected dividends.

Options outstanding and exercisable at December 31, 2006 are as follows:

                                     Outstanding
                         ---------------------------------
                                                                    Exercisable
                             Number                                    Number
    Exercise Price          Of Shares       Remaining life           of Shares
    --------------          ---------       --------------           ---------
         0.54                 200,000          2.8 years               200,000
         0.85                  25,000          3.0 years                25,000
         0.90                  50,000          2.9 years                50,000
         1.25                 250,000          3.1 years               250,000
         1.50                  60,000          4.7 years                60,000
         2.30                  15,000          3.5 years                15,000
         2.35                 400,000          3.9 years               325,000
         2.44               1,125,000          3.4 years             1,125,000
         2.54                  30,000          3.6 years                30,000
         2.56                  75,000          3.3 years                75,000
                         ------------                             ------------
                            2,230,000                                2,155,000
                         ============                             ============

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

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

On April 4, 2006, Dune entered into an employment agreement with Hugh Idstein to serve as the Company's Chief Financial Officer. The agreement was for an initial term of one year and provides for a base salary of $160,000 per annum. In addition, upon completion of the initial term, Mr. Idstein will receive a guaranteed bonus of $24,000 and will be eligible for a discretionary performance bonus up to an additional $32,000. The Agreement provides that in the event Mr. Idstein is terminated without "cause" (as defined in the Agreement), he will receive a severance payment equal to six (6) months base salary. His agreement also contains covenants restricting him from participating in any business which is then engaged in the drilling, exploration or production of natural gas or oil, within the area contemplated by that certain Area of Mutual Interest Agreement dated November 17, 2003 between Dune and Vaquero Oil & Gas, Inc.

In October 2006, Dune amended the lease for office space in Houston, Texas to expand its space to 5,373 square feet. The monthly rent is now $8,703 per month and expires July 31, 2009. The future minimum lease payments are $266,201.

               Year ending December 31,                Amount
               ------------------------                ------

                         2007                       $  104,540
                         2008                          105,649
                         2009                           56,012
                                                    ----------
                                                    $  266,201
                                                    ==========

There were no material outstanding contingent liabilities at December 31, 2006.

NOTE 11 -- INCOME TAXES

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are as follows:

                                                2006              2005
      Federal income taxes:
        Current                             $        --       $        --
        Deferred                              7,007,631         1,738,659
        Less: Valuation allowance            (7,007,631)       (1,738,659)
                                            -----------       -----------
          Total                             $        --       $        --
                                            ===========       ===========

Dune had net operating loss carryforwards of approximately $20,600,000 as of December 31, 2006. Available carryforwards expire 15 to 20 years from when incurred.

NOTE 12 -- UNAUDITED PRO FORMA INFORMATION

On December 16, 2005, Dune Energy, Inc. ("Dune") acquired certain producing and non-producing natural gas properties and related property and equipment located in the Barnett Shale play in the North Texas Fort Worth Basin, from Voyager Partners, Ltd. ("Voyager"). The purchase price for the properties was $24.6 million with an effective date of May 1, 2005.

Voyager logged the first well on the Voyager Property on March 26, 2004 and recognized its first Proved Undeveloped Reserves. February, 2005 marked the first month of production when the first well was fracture stimulated and turned to sales. By the time of our purchase, four wells were drilled, completed, fracture stimulated and on sales.

On November 17, 2005, Dune Energy, Inc. ("Dune") acquired interests in oil and gas properties (the "Springside Properties") from Voyager. Dune paid a total of $5,451,362 for the Springside Properties with an effective date of July 1, 2005.

The following unaudited pro forma information for the year ended Decmeber 31, 2005 is presented to show the pro forma effects of the acquisition of oil and gas properties from the Voyager Property and the Springside Properties during the fourth quarter of 2005.

                                          As reported          Pro forma
                                          -----------          ---------
      Revenues                            $ 3,724,278         $ 5,708,590
      Net loss                             (1,584,643)         (3,590,035)
      Net loss per share                        (0.03)              (0.07)

NOTE 13 -- SUBSEQUENT EVENTS

On January 24, 2007, Dune's Board of Directors granted a stock option to purchase up to 200,000 shares of common stock to Dune's President, and options to purchase an aggregate of 300,000 shares of common stock to Dune's six outside directors. All options expire on January 24, 2012 and may be exercised at $1.94 per share.

On January 30, 2007, Dune announced that it had acquired Louisiana State Lease 19246, which totals 2,498 acres, and is located on the north shore of Lake Salvador. The property is contiguous to Dune's highly prospective Bayou Couba salt dome acreage in St. Charles Parish. The lease has an initial term of one year, with two annual extensions possible, unless drilled and subsequently converted to a production lease. The royalty payable to the State of Louisiana is 22.5%. The acquisition of this acreage reflected management's strong conviction regarding the likelihood of the existence of substantial oil and natural gas reserve potential, which could materially increase future production, cash flow and proved reserves.

In February 2007, Dune acquired 8% Convertible Secured Debentures issued by American Natural Energy Corp., in the aggregate principal amount of $4,895,000. In exchange for such debentures, Dune issued 1,380,641 shares of its common stock.

On March 5, 2007 Dune announced it decided not to purchase 1,600 acres from Voyager Partners, Ltd. ("Voyager") for cash consideration of approximately $25.8 million, as previously contemplated. The properties are located in the Barnett Shale play in Denton County, Texas. In addition, Dune released and discharged outstanding obligations due from Voyager totaling $1.35 million, stemming from joint interest expenses covering oil and gas leases and retained interests. In exchange for the $1.35 million owed to Dune, Voyager has conveyed to Dune, its undivided 5% working interest in those Barnett Shale properties 95% owned by Dune prior to the conveyance.

NOTE 14 -- SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Capitalized Costs

Capitalized costs incurred in property acquisition, exploration and development activities as of December 31, 2006 are as follows:

   Total capitalized costs:
     Properties being amortized                                $ 83,503,586
     Properties not subject to amortization                       5,856,461
   Less: Accumulated depletion, depreciation and impairment     (38,539,621)
                                                               ------------
   Net capitalized costs                                       $ 50,820,426
                                                               ============

Costs incurred for property acquisition, exploration and development activities for the year ended December 31, 2006 are as follows:

Acquisition of properties:                 Evaluated     Unevaluated        Total
  Proved                                  $36,527,938    $         0    $36,527,938
  Unproved                                          0        391,221        391,221
Exploration and development activities              0      2,395,041      2,395,041
                                          -----------    -----------    -----------
Total Costs                               $36,527,938    $ 2,786,262    $39,314,200
                                          ===========    ===========    ===========

Oil and Gas Reserve Data

An independent petroleum engineer estimated proved developed and undeveloped reserves for Dune's properties. Reserve definitions and pricing requirements prescribed by the Securities and Exchange Commission were used. The determination of oil and gas reserve quantities involves numerous estimates which are highly complex and interpretive. The estimates are subject to continuing re-evaluation and reserve quantities may change as additional information becomes available. Estimated value of proved reserves was computed by applying prices in effect at December 31, 2006. The average price used was $61.05 per barrel of oil at $5.64 per Mcf of gas.

                                                            2006                                   2005
                                             ----------------------------------     ----------------------------------
                                                Oil          Gas                       Oil         Gas
                                              (MBbls)      (MMcf)        MMcfe       (MBbls)      (MMcf)        MMcfe
                                             --------     --------     --------     --------     --------     --------
Proved developed and undeveloped reserves
      Beginning of year                           578       26,047       29,514        1,309        5,534       13,388
      Purchases                                    86       13,166       13,679           75       18,307       18,758
      Discoveries and extensions                    2           56           70           --           --           --
      Improved recovery                            --           --           --           --           --           --
      Revisions of previous estimates            (190)     (11,279)     (12,419)        (794)       2,570       (2,194)
      Production                                  (35)        (880)      (1,089)         (12)        (364)        (438)
                                             --------     --------     --------     --------     --------     --------
      End of year                                 441       27,110       29,755          578       26,047       29,514
                                             ========     ========     ========     ========     ========     ========

Proved developed reserves:
      Beginning of year                           131        5,432        6,218            3          965          983
      End of year                                 185       12,913       14,023          131        5,432        6,218

In 2005, we reflected a negative revision to oil reserves due to disappointing drilling results at Pearsall. In addition, we recorded a positive revision to gas reserves due to drilling success at Welder Ranch and Los Mogotes.

In 2006, we reflected a negative revision to oil reserves for Pearsall due to plugging one well, and revised down oil reserves for Welder Ranch, and Los Mogotes due to disappointing production results. In addition, Dune had positive revisions to oil reserves for the Barnett Shale and Bayou Couba for better than expected oil production. Dune reflected a negative revision to gas reserves on the Bayou Couba, Welder Ranch and Barnett Shale as production was disappointing compared to original estimates. Los Mogotes gas reserves were revised up for 2006.

Standardized measure of discounted future net cash flows are as follows:

                                                               Year Ended December 31,
                                                               -----------------------
                                                                  2006          2005
                                                               ---------     ---------
                                                                (In Thousands)
   Future cash inflows                                         $ 195,372     $ 281,497
   Future production costs                                        63,504        57,336
   Future development costs                                       42,706        46,266
   Future income tax expense                                       7,980        34,285
                                                               ---------     ---------

     Future gross cash flows                                      81,182       143,611

   Less: 10% annual discount of
      estimated timing of cash flows                             (37,607)      (48,135)
                                                               ---------     ---------

Standardized measure of discounted future net cash flows
   relating to proved oil and gas reserves                     $  43,575     $  95,476
                                                               =========     =========

                                                                  2006          2005
                                                               ---------     ---------
                                                                   (In Thousands)
Beginning of year                                              $  95,476     $  37,190
     Sales of oil and gas produced, net of production costs       (5,569)       (3,005)
     Net changes in prices and production costs                  (19,603)       18,836
     Sales of reserves                                            (6,320)           --
     Discoveries, Improved recovery                                  347            --
     Net changes in estimated future development costs             2,644        (2,947)
     Revisions                                                   (29,535)      (10,347)
     Purchase of reserves                                         22,404        48,326
     Net change in timing                                        (43,216)       (2,130)
     Accretion discount                                            9,680         3,719
     Future income tax expense                                    17,268         5,834
                                                               ---------     ---------

End of year                                                    $  43,576     $  95,476
                                                               =========     =========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 8A. Controls and Procedures.

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the disclosure controls and procedures of the Company were effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

      There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The following table sets forth information with respect to our directors and executive officers.

Name                               Age     Position
-------------------                ---     -------------------------------------
Alan Gaines                        51      Chairman and Chief Executive Officer
Amiel David                        67      President and Chief Operating Officer
Hugh Idstein                       48      Chief Financial Officer
Richard M. Cohen                   55      Director and Secretary
Steven Barrenechea                 47      Director
Igor Marchenko                     38      Director
Raissa S. Frenkel                  45      Director
Steven M. Sisselman                48      Director
Marshall Lynn Bass                 37      Director

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

      Richard M. Cohen has served as a Director of the Company since December 2003. From December 2003 to April 2005, he served as our Chief Financial Officer. Since 1996, Mr. Cohen has been the President of Richard M. Cohen Consultants, a private financial services consulting company that assists both public and private companies with their corporate governance and corporate finance needs. In 1999, Mr. Cohen was the President of National Auto Credit, a publicly traded sub-prime auto finance company. From 1992-1995, Mr. Cohen was the President of General Media Inc., a publicly reporting international diversified publishing and communications company. Mr. Cohen is a Certified Public Accountant and worked at Arthur Andersen & Co. from 1975 to 1977. He received a BS ("With Honors") from The University of Pennsylvania (Wharton) and an MBA from Stanford University.

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

      Igor Marchenko has served as a Director of our Company since February 1, 2007. Mr. Marchenko presently serves as Vice-President International Projects and Business Structuring to the Itera Group, an affiliate of Itera Holdings BV. From February 2006 through October 2006, he served as a Director of Merchant Banking at Renaissance Capital and from February 1997 through February 2006, he held various positions at JSC Sibneft, a large vertically integrated oil and gas company.

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

      Steven Sisselman has served as a Director of our Company since May 2004. From 1995 to the present, Mr. Sisselman has been a Vice-President of Business Development with Itera International Energy Corp., an Itera subsidiary operating in the US gas, real estate and commodity business. From 1992-1994, Mr. Sisselman was Vice-President of Dalon Inc., a petroleum trading company, responsible for trading crude oil and petroleum products from the former Soviet Union. For the 12 years prior to 1992, Mr. Sisselman was employed by Charter Oil Company, UBS AG, and Astra Oil working in various financial and trading positions both in the US and London, England. He graduated from University of Florida in 1980 with a BS in Business Administration with a major in Finance.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our Common Stock to file with the SEC reports of their holdings of, and transactions in, our Common Stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to 2005.

Code of Ethics

      The Company has adopted a written code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer and any persons performing similar functions. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to Dune Energy, Inc., 3050 Post Oak Blvd., Suite 695, Houston, Texas 77056.

Item 10. Executive Compensation.

      The following table shows for fiscal years ended December 31, 2006, 2005 and 2004, respectively, certain compensation which we awarded or paid to, or which was earned from us by, our executive officers (collectively, the "Named Executive Officers").

                       Summary Compensation Table

                                                                                                    Long Term
                                                          Annual Compensation                      Compensation
                                                     ----------------------------     ------------------------------------
                                                                                                          Securities Under
                                                                                                          Options Granted
                                      Fiscal                                           Other Annual    Or Restricted Stock
Name and Principal Position            Year          Salary($)           Bonus($)     Compensation($)         Award (#)
---------------------------            ----          ---------           --------     ---------------         ---------
Alan Gaines,                           2006          434,987(1)               --        $ 11,867(2)                 --
Chairman and Chief Executive           2005          408,333(3)               --          14,203(2)            625,000
Officer                                2004          262,920                  --              --                    --

Amiel David,                           2006          317,493(1)               --          16,122(2)                 --
President and Chief Operating          2005          287,498(3)               --          14,076(2)            750,000
Officer                                2004          143,956                  --              --                    --

Hugh Idstein,                          2006          153,755              40,500          18,132(2)            100,000
Chief Financial Officer                2005          103,631                  --          16,279(2)             75,000
                                       2004               --                  --              --                    --

(1)   Includes salary for January 2007 paid in 2006.
(2)   Represents amounts paid by the Company for health insurance premiums.
(3)   Includes salary for January 2006 paid in 2005.

                        Option Grants in Last Fiscal Year

      As set forth in the following table, during 2006 we granted the following stock options to the Named Executive Officers:

                    Option Grants In Last Fiscal Year (2006)

                                                   Number of         % of
                                                  Securities     Total Options
                                                  Underlying      Granted to
                                                    Options      Employees in       Exercise      Expiration
                                         Year       Granted       Fiscal Year         Price          Date
                                         ----       -------       -----------         -----          ----
Hugh Idstein .......................     2006      100,000(1)         62%             $2.35         4/4/11

1. Mr. Idstein received options to purchase 100,000 shares at $2.35 per share. Such options vested with respect to 25,000 shares immediately as of the date of grant (April 4, 2006) and will vest with respect to 50,000 shares on April 4, 2007 and an additional 25,000 shares on April 4, 2008.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

                        Option Value at December 31, 2006

                                                Number of Securities                           Value of
                                               Underlying Unexercised                  Unexercised In-The-Money
                                            Options at December 31, 2006             Options at December 31, 2006
                                          --------------------------------        ---------------------------------
                                          Exercisable        Unexercisable        Exercisable(1)   Unexercisable(1)
                                          -----------        -------------        --------------   ----------------
Alan Gaines .....................         500,000 (2)         125,000 (2)          $      0 (2)         $0 (2)
Amiel David .....................         750,000 (3)             -0-              $270,000 (3)         $0 (3)
Hugh Idstein ....................          75,000 (4)         100,000 (4)          $      0 (4)         $0 (4)

(1) Based on the last sale price of the Common Stock at $2.33 on December 29, 2006, the last trading day of 2006.

(2) Reflects option granted on May 12, 2005, exercisable for up to 625,000 shares at $2.44 per share.

(3) Reflects (i) option granted on February 15, 2005, exercisable for up to 250,000 shares at $1.25 per share and (ii) option granted on May 12, 2005, exercisable for up to 625,000 shares at $2.44 per share.

(4) Reflects (i) 50,000 shares underlying an option granted on April 4, 2005, exercisable at $2.56 per share and (ii) 25,000 shares underlying an option granted on April 4, 2006, exercisable at $2.35 per share.

Employment Agreements

      Both Alan Gaines, our Chairman and CEO, and Amiel David, our President and COO, entered into Employment Agreements with us in May 2005 that extended the term of their employment from May 31, 2005 to June 30, 2007. Per their respective agreements, Mr. Gaines receives a base salary of $400,000 in year one and a base salary of $460,000 in year two of his contract. Dr. David receives a base salary of $300,000 in year one and $330,000 in year two. Mr. Gaines' agreement provides that, for the twelve months ended June 30, 2006 and 2007, he will be entitled to receive a performance bonus equal to one percent (1%) of our "free cash flow" (defined as our earnings before depreciation, depletion, amortization and capital expenditures) up to $8 million and two percent (2%) of free cash flow above $8 million. Dr. David shall be entitled to receive a performance bonus equal to three quarters of one percent (0.75%) of our "free cash flow" up to $8 million and one and one half percent (1.5%) of free cash flow above $8 million. The agreements provide that in the event Mr. Gaines or Dr. David are terminated without "cause" (as defined in the agreements), they are to receive a severance payment equal to the greater of (i) twelve (12) months base salary and (ii) their base salary for the remainder of the term. Each agreement contains covenants restricting each of the foregoing officers from participating in any business which is then engaged in the drilling, exploration or production of natural gas or oil, within the area contemplated by that certain Area of Mutual Interest Agreement, dated November 17, 2003, between us and Vaquero Partners. In connection with their Agreements, we granted stock options to Mr. Gaines and Dr. David to acquire 625,000 and 500,000 shares of our Common Stock, respectively. During the first quarter of 2007, we granted stock options to Dr. David to acquire up to an additional 200,000 shares of common stock at an exercise price of $1.94 per share. Such stock option is fully vested and expires January 29, 2012.

      On April 4, 2006, we extended our Employment Agreement (the "Idstein Agreement") with Hugh Idstein, our Chief Financial Officer. The Idstein Agreement is for an additional term of one year and provides for a base salary of $160,000 per annum. In addition, upon completion of the current term, Mr. Idstein will receive a guaranteed bonus of $24,000 and will be eligible for a discretionary performance bonus up to an additional $32,000. Upon signing the Idstein Agreement, we granted a five year stock option to Mr. Idstein, to purchase up to 100,000 shares of our Common Stock, at an exercise price of $2.35 per share. The option is immediately exercisable with respect to 25,000 shares. The option is exercisable for an additional 50,000 shares on the first anniversary date of the grant and an additional 25,000 shares on the second anniversary date of the grant, provided that Mr. Idstein is employed by us on such dates. The Idstein Agreement provides that, in the event Mr. Idstein is terminated without "cause" (as defined in the Idstein Agreement), he will receive a severance payment equal to six (6) months' base salary. The Idstein Agreement also contains covenants restricting Mr. Idstein from participating in any business which is then engaged in the drilling, exploration or production of natural gas or oil, within the area contemplated by that certain Area of Mutual Interest Agreement, dated November 17, 2003, between us and Vaquero Partners.

Director Compensation

      Each of our outside Directors receives $5,000 per quarter for serving on the Board and $1,000 per quarter for serving on a committee. Except as set forth above, Directors are not compensated in cash for their services but are reimbursed for out of pocket expenses incurred in furtherance of our business. In January of 2007, pursuant to the Company's 2005 Non-Employee Director Incentive Plan, we granted stock options to acquire up to 50,000 shares of Common Stock to each of our six outside directors. Such stock options may be exercised at any time prior to January 24, 2012 at an exercise price of $1.94 per share.

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

Name of                                                                 Percent
Beneficial Owner                                     Amount(1)          of Class
----------------                                     ---------          --------

Itera Holdings BV                                    35,464,397          58.3%
Alan Gaines (Chairman and CEO)                      3,315,501(2)          5.4%
Amiel David (President and COO)                     1,106,250(3)          1.8%
Hugh Idstein (Chief Financial Officer)              150,000((4))           *
Steven Barrenechea (Director)                     222,500((5))(6)          *
Richard M. Cohen (Secretary and Director)           312,185((6))           *
Steven Sisselman (Director)                         100,000((6))           *
Raissa S. Frenkel (Director)                        100,000((6))           *
Marshall Lynn Bass (Director)                          112,800((6))        *
Igor Marchenko (Director)                                0                 *
All Officers & Directors as a Group (9
persons)                                       5,419,316(2)(3)(4)(5)      8.6%
                                                       (6)(7)

* Indicates ownership of less than 1%.

----------
(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 15, 2006. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not held by any other person), and which are exercisable within 60 days from March 15, 2006, have been exercised.

(2) Includes 625,000 shares underlying a stock option granted May 12, 2005.

(3) Includes (i) 250,000 shares underlying a stock option granted on February 15, 2005, (ii) 500,000 shares underlying a stock option granted May 12, 2005 and
(iii) 200,000 shares underlying a stock option granted January 24, 2007.

(4) Includes (i) 75,000 shares underlying a stock option granted on April 4, 2005 and (ii) 75,000 shares underlying a stock option granted on April 4, 2006.

(5) Includes 25,000 shares underlying a stock option granted on December 15, 2004.

(6) Includes (i) 50,000 shares underlying a stock option granted on October 28, 2005 and (ii) 50,000 shares underlying a stock option granted on January 24, 2007.

(7) Excludes 50,000 shares underlying a stock option granted on October 28, 2005 that will vest only upon approval by our stockholders at the next annual meeting.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

      In September 2006, we amended our Term Loan Agreement with our majority stockholder, Itera Holdings BV ("Itera"). Amounts borrowed from Itera under the Term Loan Agreement are subordinated to all obligations under our Credit Agreement and Swap Agreement with our senior lenders and are evidenced by a Convertible Subordinated Note in the aggregate principal amount of $25 million. As of April 1, 2007, there was a total of $28,235,380 of principal and accrued interest outstanding under the Convertible Subordinated Note. See Item 6 - "Debt Financings".

      In April 2006 we entered into a contract with Itera Rig, LLC to provide a drilling rig exclusively for our use. Itera Rig LLC is an affiliate of Itera. The contract is for an initial term of two years with an extension clause. The fixed day rate of $18,000 was based on current market rates and may be renegotiated in April of 2007.

      As of March 15, 2007, Itera held 35,464,397 shares of our common stock which constituted 58.3% of our outstanding common stock on that date. In addition, three members of our Board of Directors are affiliates of Itera. As a result, Itera is a parent of the Company.

      Our independent directors are Steven Barrenechea and Marshall Lynn Bass. Mr. Bass and Mr. Barrenechea serve on our audit committee. Our Common Stock is listed on the American Stock Exchange ("AMEX") and we are subject to its rules with respect to director independence. Under AMEX rules, by virtue of Itera's ownership of more than 50% of the voting power of the Company, we are a "controlled company" and we are not required to comply with the requirement that a majority of our board of directors be independent.

      During 2006, our Board of Directors held four meetings and no director attended fewer than 75% of such meetings. We do not have a Nominating Committee or a Compensation Committee. Messrs. Bass and Barrenechea constitute the Audit Committee of our Board of Directors, established by the Board in accordance with
Section 3(a)(58)(A) of the Exchange Act, for the purpose of overseeing our accounting and financial reporting processes and the audits of our financial statements.

Item 13. Exhibits.

Exhibit Nos.
------------

3.1             Amended and Restated Certificate of Incorporation (1)

3.1.1           Certificate of Designation for Series A Convertible Preferred
                Stock (2)

3.2             Amended and Restated By-Laws (3)

4.1 Form of Convertible Subordinated Note, issued November 17, 2005, from the Registrant to Itera Holdings BV (12)

4.1.1 Form of Convertible Subordinated Note issued November 17, 2005, as amended and restated August 31, 2006, from Registrant to Itera Holdings BV (13)

4.1.2 Form of Convertible Subordinated Note issued November 17, 2005, as amended and restated September 26, 2006, from Registrant to Itera Holdings BV (14)

4.2             Form of Placement Agent Warrant

4.3             Form of Investor Registration Rights Agreement

4.4 Form of Warrant, dated as of September 26, 2006, from Registrant to Bernard National Senior Funding, Ltd. and Drawbridge Special Opportunities Fund LP (14)

10.1 Oil and Gas Lease and Option Agreement dated as of August 22, 2003 between the Registrant and the Lessors named therein with respect to the Welder property (1)

10.1.1          Amendment to the First Welder Lease Agreement dated February 5,
                2004 (4)

10.1.2 Second Amendment to the First Welder Lease Agreement dated April 8, 2004 (5)

10.1.3 Oil and Gas Lease dated as of August 19, 2004 between the Registrant and the Lessors named therein with respect to the Welder property (6)

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

Exhibit Nos.
------------

10.8 Employment Agreement dated as of May 12, 2005 between the Registrant and Amiel David (9)

10.9 Amended and Restated Asset Purchase and Sale Agreement between Voyager Partners, Ltd. and the Registrant, dated November 4, 2005 (10)

10.9.1 Second Amended and Restated Asset Purchase and Sale Agreement dated as of October 6, 2006 between Voyager Partners, Ltd. and Registrant (15)

10.9.2 Fifth Amendment to Second Amended and Restated Asset Purchase and Sale Agreement dated as of January 31, 2007 between Voyager Partners, Ltd. and Registrant (16)

10.9.3 Final Closing Agreement dated as of February 22, 2007 between Voyager Partners, Ltd. and Registrant (17)

10.10 Exploration and Development Agreement between Registrant and American Natural Energy Corporation, dated effective as of August 26, 2005 (11)

10.11 Credit Agreement, dated November 17, 2005, among Registrant, Standard Bank PLC, Standard Americas Inc. as Collateral Agent, and Standard Americas Inc. as Sole Lead Arranger and Sole Bookrunner (12)

10.11.1 Second Amendment to Credit Agreement dated as of May 15, 2006 among Registrant, the signatory guarantors and lenders, and Standard Bank plc, as administrative agent for lenders (18)

10.11.2 Third Amendment to Credit Agreement dated as of June 1, 2006 among Registrant, the signatory guarantors and lenders, and Standard Bank plc, as administrative agent for lenders (19)

10.11.4 Fifth Amendment to Credit Agreement dated as of August 31, 2006 among Registrant, the signatory guarantors and lenders, and Standard Bank plc, as administrative agent for lenders (13)

10.12 Term Loan Agreement, dated November 17, 2005, between Registrant and Itera Holdings BV (12)

10.12.1 Amended and Restated Term Loan Agreement dated as of August 31, 2006 between Registrant and Itera Holdings BV (13)

10.12.2 Amended and Restated Term Loan Agreement dated as of September 26, 2006 between Registrant and Itera Holdings BV (14)

10.13 Agreement dated as of June 1, 2006 among Vaquero Partners LLC, JVR Petroleum Inc., First Australian Resources, Inc. and Chesapeake Exploration Limited Partnership (20)

10.14 Amended and Restated Credit Agreement dated as of September 26, 2006 among Registrant, lenders party thereto and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent for lenders (14)

10.15 Amended and Restated Credit Agreement dated as of September 26, 2006 among Registrant, lenders party thereto and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent for lenders (21)

10.16 Purchase and Sale Agreement dated as of November 14, 2006 among Transatlantic Petroleum (USA) Corp., Transatlantic Petroleum Corp. and Registrant (22)

21.1*           List of Subsidiaries

Exhibit Nos.
------------

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

31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*           Certification pursuant to 18 U.S.C. 1350, adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2*           Certification pursuant to 18 U.S.C. 1350, adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

99.1*           Reserve Report Of Independent Engineer

* Indicates filed herewith

(1) Previously filed as an exhibit to the Registrant's 10-KSB for the year ended December 31, 2002, and incorporated by reference herein.

(2) Previously filed as an exhibit to the Registrant's 10-QSB for the quarter ended June 30, 2004, and incorporated by reference herein.

(3) Previously filed as an exhibit to the Registrant's Report on Form 8-K, filed on May 19, 2004, and incorporated by reference herein.

(4) Previously filed as an exhibit to the Registrant's 10-KSB for the year ended December 31, 2003, and incorporated by reference herein.

(5) Previously filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 20, 2004, and incorporated by reference herein.

(6) Previously filed as an exhibit to the Registrant's Report on Form 8-K, filed on September 8, 2004, and incorporated by reference herein.

(7) Previously filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 3, 2004, and incorporated by reference herein.

(8) Previously filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 7, 2005, and incorporated by reference herein.

(9) Previously filed as an exhibit to the Registrant's 10-QSB for the quarter ended March 31, 2005, and incorporated by reference herein.

(10) Previously filed as an exhibit to the Registrant's Report on Form 8-K, filed on November 7, 2005, and incorporated by reference herein.

(11) Previously filed as an exhibit to the Registrant's Report on Form 8-K, filed on October 24, 2005, and incorporated by reference herein.

(12) Previously filed as an exhibit to the Registrant's Report on Form 8-K, filed on November 21, 2005, and incorporated by reference herein.

(13) Previously filed as an exhibit to the Registrant's Report on Form 8-K, filed on September 18, 2006, and incorporated by reference herein.

(14) Previously filed as an exhibit to the Registrant's Report on Form 8-K, filed on September 28, 2006, and incorporated by reference herein.

(15) Previously filed as an exhibit to the Registrant's Report on Form 8-K, filed on October 12, 2005, and incorporated by reference herein.

(16) Previously filed as an exhibit to the Registrant's Report on Form 8-K, filed on February 1, 2007, and incorporated by reference herein.

(17) Previously filed as an exhibit to the Registrant's Report on Form 8-K, filed on March 2, 2007, and incorporated by reference herein.

(18) Previously filed as an exhibit to the Registrant's Form 10-KSB for the quarter ended March 31, 2006, filed on May 15, 2006, and incorporated by reference herein.

(19) Previously filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 21, 2006, and incorporated by reference herein.

(20) Previously filed as an exhibit to the Registrant's Report on Form 8-K filed on July 24, 2006, and incorporated by reference herein.

(21) Previously filed as an exhibit to the Registrant's Report on Form 8-K, filed on October 12, 2006, and incorporated by reference herein.

(22) Previously filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 26, 2006, and incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

      During fiscal year 2006 and fiscal year 2005, the aggregate fees which we paid to Malone & Bailey, PC, our independent auditors, for professional services were as follows:

--------------------------------------------------------------------------------
                                                      Fiscal Year Ended
--------------------------------------------------------------------------------
                                       December 31, 2006       December 31, 2005
--------------------------------------------------------------------------------
Audit Fees (1)                              $100,000                $62,000
--------------------------------------------------------------------------------
Audit-Related Fees                           N/A                      N/A
--------------------------------------------------------------------------------
Tax Fees (2)                                $11,300                 $9,000
--------------------------------------------------------------------------------
All Other Fees                               N/A                      N/A
--------------------------------------------------------------------------------

(1) Fees for audit services include fees associated with the annual audit and the review of our quarterly reports on Form 10-QSB.

(2) Consist primarily of professional services rendered for tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

      As required by the Audit Committee charter, the Audit Committee pre-approves the engagement of Malone & Bailey, PC for all audit and permissible non-audit services. The Audit Committee annually reviews the audit and permissible non-audit services performed by Malone & Bailey, PC, and reviews and approves the fees charged by Malone & Bailey, PC The Audit Committee has considered the role of Malone & Bailey, PC in providing tax and audit services and other permissible non-audit services to us and has concluded that the provision of such services was compatible with the maintenance of Malone & Bailey, PC's independence in the conduct of its auditing functions.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  DUNE ENERGY, INC.


Date: April 2, 2007                               By: /s/ Alan Gaines
                                                      --------------------------
                                                      Alan Gaines
                                                      Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                              Date
---------                                                              ----


/s/ Alan Gaines                                                    April 2, 2007
-------------------------------------
Alan Gaines
Chairman and Chief Executive Officer


/s/ Hugh Idstein                                                   April 2, 2007
-------------------------------------
Hugh Idstein
Chief Financial Officer


/s/ Amiel David                                                    April 2, 2007
-------------------------------------
Amiel David
President and Chief Operating Officer


/s/ Richard M. Cohen                                               April 2, 2007
-------------------------------------
Richard M. Cohen
Director and Secretary


/s/ Steven Barrenechea                                             April 2, 2007
-------------------------------------
Steven Barrenechea
Director


/s/ Raissa S. Frenkel                                              April 2, 2007
-------------------------------------
Raissa S. Frenkel
Director


/s/ Steven M. Sisselman                                            April 2, 2007
-------------------------------------
Steven M. Sisselman
Director


/s/ Marshall Lynn Bass                                             April 2, 2007
-------------------------------------
Marshall Lynn Bass
Director