Form 10KSB/A
period 2006-12-31
DUNE ENERGY INC
filed 2007-04-20
CIK 1092839

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                       DOCUMENTS INCORPORATED BY REFERENCE

N/A

Transitional Small Business Disclosure Formats (check one): Yes |_| No |X|

                                Explanatory Note

Dune Energy, Inc. (referred to herein as "Dune", "We", or the "Company") filed this Annual Report on Form 10-KSB on April 2, 2007. After that filing date, Dune concluded that it was necessary to amend this Annual Report in order to restate its consolidated financial statements for the year ended December 31, 2006 to restate proved properties impairment expense and the supplemental oil and gas information related to the revision of the Reserve Report of Independent Engineer for the correction of natural gas prices used in the calculation of year end reserves.

The consolidated financial statements and other financial information included in this Amendment No. 1 to this Annual Report have been restated accordingly. Dune's shareholders should no longer rely on Dune's previously filed financial statements for the year ended December 31, 2006. These matters have been discussed by Dune's authorized officers with Dune's independent registered public accounting firm.

In order to preserve the nature and character of the disclosures set forth in this Annual Report as originally filed, no attempt was made in the amendments described above to modify or update the disclosures in the original Annual Report except Dune included the restatements described above in Part II, Item 7 and Dune has made changes to Management's Discussion and Analysis of Results of Operations and Financial Condition in Part II, Item 6 and the Risk Factors to conform to these restatements. Reference is made to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2007, disclosing among other things, certain changes in our management and our entry into a definitive stock purchase and sale agreement. No attempt to include the information contained therein has been included in this Amendment.

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

Risk Factors

RISKS RELATED TO THE BUSINESS

WE HAVE HAD OPERATING LOSSES AND LIMITED REVENUES TO DATE.

      We have been operating at a loss each year since its inception. Net losses applicable to common stockholders for the years ended December 31, 2005 and December 31, 2006 were $1,584,643 and $53,635,691, respectively. Revenues for the years ended December 31, 2005 and 2006 were $3,724,278 and $7,580,034, respectively. We may not be able to generate significant revenues in the future. In addition, we expect to incur substantial operating expenses in connection with our gas and oil exploration and development activities. As a result, we may continue to experience negative cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable.

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

OUR BUSINESS MAY SUFFER IF WE LOSE KEY PERSONNEL.

      We depend to a large extent on the services of certain key management personnel, including our executive officers and other key employees, the loss of any of whom could have a material adverse effect on our operations. We have entered into employment agreements with each of Alan Gaines, our Chairman and CEO, Amiel David, our President and COO. See "Executive Compensation - Employment Agreements." We do not maintain key-man life insurance with respect to any of our employees. Our success will be dependent on our ability to continue to employ and retain skilled technical personnel.

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

      The table below lists our activity in the Barnett Shale from 2005 through March 31, 2007:

  Number of Barnett Shale wells drilled by Dune as Operator                   13
  Number of Barnett Shale wells fracture stimulated by Dune as Operator       11
  Number of Barnett Shale wells turned to sales by Dune as Operator           12
  Number of Barnett Shale dry holes drilled by Dune as Operator                0
  Number of Barnett Shale wells abandoned due to mechanical problems           1
  Number of Barnett Shale wells currently awaiting fracture stimulation        4
  Number of Barnett Shale wells currently drilling                             1

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

      Based on reserve report prepared by DeGolyer and MacNaughton dated December 31, 2006, we had estimated total proved reserves of 29,407 MMcfe of which 13,800 MMcfe were proved developed reserves. We have not reported our reserves to any federal authority or agency.

      The following table sets forth certain information as of December 31, 2006 with respect to our estimated proved oil and gas reserves pursuant to SEC guidelines, and the present value of our proved oil and gas reserves.

                                                     Proved Reserves
                                                                           Present Value of
                                                            Undiscounted   Proved Reserves
                                                             Future Net     Discounted at
                                     Oil         Gas          Revenue           10%
                                    Mbbls        MMcf           (M$)            (M$)
                                  --------------------------------------------------------
      Developed Producing              179         9,203        35,939          22,957
      Developed Nonproducing             5         3,493        10,428           6,992
      Proved Undeveloped               256        14,068        25,405           5,269
                                  --------------------------------------------------------
      Total Proved                     440        26,764        71,772          35,218

      The following table summarizes our estimated proved oil and gas reserves by area as of December 31, 2006.

                                                                          Present Value of
                                                                           Proved Reserves     Percent of
                                             Total Gas      Percent of      Discounted at       Present
                     Oil          Gas        Equivalent       Proved             10%        Value of Proved
                    Mbbls         MMcf         MMcfe         Reserves         ($000's)          Reserves
                  -----------------------------------------------------------------------------------------
Bayou Couba          205.5         973.6        2206.6            7.5%         7,780.5             22.1%
Los Mogotes            0.5         689.2         692.2            2.4%         1,190.1              3.4%
Barnett               81.1      24,187.9      24,674.5           83.9%        22,978.7             65.2%
Pearsal              133.4          60.2         860.6            2.9%         2,218.4              6.3%
Welder Ranch          19.9         853.2         972.6            3.3%         1,049.9              3.0%
                  -----------------------------------------------------------------------------------------
                     440.4      26,764.1      29,406.5          100.0%        35,217.6            100.0%

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

Item 6. Management's Discussion and Analysis or Plan of Operations.

Introduction

      We are engaged in the exploration, development, exploitation and production of oil and natural gas. We sell our oil and gas primarily to domestic pipelines and refineries. We entered into a number of property acquisitions and joint ventures during 2005 and 2006 as described in Note 2 to our consolidated financial statements filed with this report. These acquisitions and joint ventures significantly affected our results of operations during 2005 and 2006 and had the effect of significantly increasing both our revenues and expenses. Our financial statements consolidate our accounts with those of our wholly-owned subsidiary, Vaquero Partners LLC ("Vaquero Partners"), and all inter-company balances and transactions between Dune Energy, Inc. and Vaquero Partners have been eliminated in such consolidation.

Results of Operations

      Year ended December 31, 2006 compared to year ended December 31, 2005

Revenues:

Our revenues increased $3,855,756 or 104% from 2005 to 2006 based on increased oil sales of 22,415 bbls and 516,137 Mcfs. Although gas prices decreased $1.91/mcf during the comparable years, increased oil prices of $1.76/bbl and increased volumes more than offset the drop in gas prices.

Operating expenses:

General and administrative expense (G&A expense)

G&A expense increased $2,273,033 or 89% from 2005 to 2006. Over half of the increase or $1,324,714 results from our adoption of SFAS No. 123(R) in 2006 which requires all share-based payments to employees and directors be expensed in the financial statements based on their fair value. The remaining increase reflects additional costs associated with our growth in 2006 which is reflected in essentially every area of G&A expense.

Direct operating expenses

Our direct operating expense increased from $719,472 in 2005 to $2,010,608 in 2006 resulting in a 180% increase. Both components of direct operating expense reflected significant increases in 2006 with lease operating expense increasing $856,523 and production taxes increasing $434,613. These increases are indicative of the impact on operating expense of going from thirteen producing properties in 2005 to thirty-two in 2006.

Accretion expense

We recorded our asset retirement obligation in the fourth quarter of 2005 giving rise to the initial impact of accretion expense on the financial statements of $2,173. For 2006, accretion expense amounted to $24,848 which reflects a full year of accretion expense and includes the impact of changes in well lives resulting from changes in the reserve report.

Depletion, depreciation and amortization (DD&A)

DD&A increased from $923,471 in 2005 to $4,402,267 in 2006. This increase is primarily attributable to DD&A of the Company's oil and gas properties under the full cost method. In 2006, the cost per Mcfe increased from $2.09 to $3.91 while total production increased from 438,348 Mcfe to 1,088,975 Mcfe. These substantial increases largely contributed to the 377% increase in DD&A expense.

Proved property impairment expense

Net capitalized costs of oil and gas properties less related deferred taxes are limited to the sum of (a) future net revenues (using prices and cost rates as of the balance sheet date) from proved reserves at 10 percent per annum plus (b) cost not being amortized less (c) related income tax effects. Excess costs are charged to proved property impairment expense. In 2006, we incurred a proved property impairment expense of $42,913,184.

Operating loss:

Operating loss increased $46,123,068 from $471,387 in 2005 to $46,594,455 in
2006. For reasons previously documented, we incurred significant increases in all areas of operating expenses including an impairment expense of $42,913,184 which were not offset by corresponding increases in revenue.

Other income(expense):

Interest income

Interest income increased from $48,893 in 2005 to $217,405 in 2006. The majority of the $168,512 increase occurred in the first quarter of 2006 resulting from higher cash balances associated with the February 1, 2006 stock sale. As the proceeds from the stock sale were used to fund property acquisitions and our 2006 drilling program, interest income amounts leveled off.

Minority interest

We acquired the minority interest in Vaquero Partners in the fourth quarter of 2005. Consequently, there was no minority interest in 2006 and resulted in a reduction of $52,611.

Interest expense

Interest expense amounted to $775,427 in 2005 with the majority incurred in the fourth quarter of 2005 when the Company borrowed $30,598,000 for two acquisitions. Interest expense in 2006 amounted to $4,582,168 which includes a full year's interest on the fourth quarter of 2005 borrowings plus additional borrowings of $17,028,000. These factors caused interest expense to increase $3,806,741 in 2006.

Amortization of deferred financing costs

Loan costs and fees are amortized over the term of the debt instruments to which they relate. Amortization expense amounted to $143,558 in 2005 and $2,148,282 in 2006. Two factors contributed to this increase of $2,004,724. First, the expense for 2005 represented only two months amortization as the loan fees were incurred in November and December, 2005. Second, we refinanced our original credit agreement in September, 2006 and expensed all loan fees associated with this borrowing.

Loss on embedded derivative liability

We initially entered into derivative contracts in the fourth quarter of 2005. During 2005, our mark-to-market activity resulted in recording a loss of $190,553. Our mark-to-market balance at December 31, 2006 reflected an out of the money balance giving rise to recording a $33,733 loss for the year.

Other expense

Other expense in 2006 amounted to $494,458 which was comprised of two components. First, we were required to pay a registration failure penalty of $395,169 associated with the February 1, 2006 stock sale. Second, we incurred expenses of $99,289 associated with an unsuccessful effort to find additional debt financing.

Net Loss

The Company's net loss increased from $1,584,643 in 2005 to $53,635,691 in 2006. The major components contributing to this significant increase include increases in share-based compensation, DD&A, amortization of deferred loan costs, interest expense and proved property impairment expense as more fully detailed above.

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

      We agreed to pay the Administrative Agent (i) a "Commitment Fee" equal to 1.5% of all amounts committed to be loaned by the Lenders (except with respect to amounts advanced under the Original Credit Agreement and for commitments associated with the Bridge Loans), (ii) a "Bridge Loan Fee" equal to 5% of all amounts committed to be loaned as Bridge Loans, (iii) an "Administrative Fee" of $25,000 semi-annually on each August 15 and February 15 that the Amended Credit Agreement is in effect and (iv) an "Exit Fee" equal to 5% of all amounts committed to be loaned as Bridge Loans, payable upon the earlier of repayment of Bridge Loans or April 16, 2007. In addition, we have granted the Lenders an overriding royalty interest ("ORRI") ranging between 1% and 2% in (i) our existing Oil and Gas Properties and (ii) Oil and Gas Properties that we acquire after the date hereof until the Amended Credit Agreement is terminated.

      Unless earlier payment is required under the Amended Credit Agreement, loans made by the Lenders pursuant to the Amended Credit Agreement must be repaid on or before August 14, 2009, provided, however, that all Bridge Loans were required to be repaid on or before March 26, 2007. With respect to the repayment of our Bridge Loans, our Lenders have agreed to extend the repayment date for the Bridge Loans until April 16, 2007, in exchange for a payment of $550,000 on or before that date. If we do not repay the Bridge Loans by such date, the Lenders will be entitled to receive an additional ORRI of 1% in our existing Oil & Gas Properties on that date, and an additional 1% ORRI for each 30 days thereafter until the Bridge Loans are repaid in full. Under the Amended Credit Agreement, interest on all loans shall accrue at the Prime Rate plus 5% per annum, provided that the interest rate shall not exceed 15.25% per annum nor be less than 11.25% per annum. All Loans under the Amended Credit Agreement are secured by a security interest in, and first lien on, all of our assets.

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

Off-Balance Sheet Arrangements

      We entered into derivative contracts to provide a measure of stability in the cash flows associated with our oil and gas production and to manage exposure to commodity prices. None of the derivative contracts we entered into have been designated as cash flow hedges or fair value hedges. we recorded losses of $33,733 and $190,553 related to its derivative instruments for the years ended December 31, 2006 and 2005, respectively.

      On November 2, 2006, we unwound all of our hedges on oil and natural gas prices for a net cash payment received of $5,000. We then placed new derivative instruments on the same day, November 2, 2006, with Macquarie Bank.

Natural Gas Derivatives

      We entered into participating collars on natural gas hedges (NG-HOUSTON SHIP CHANNEL) whereby we receive a floor price and pay a percent of any price in excess of the floor up to a maximum payment. The following table shows the monthly volumes hedged, the floor price, percent above the floor price paid
(cost) and the maximum payment for that volume.

                                             Average          Average             Our            Average
      Start        End         Volume         Floor            Cost             Average          Maximum
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

Crude Oil Derivatives

      We entered into collars on crude oil hedges (WTI-NYMEX) whereby we receive a floor price and pay 100% percent of any price in excess of the floor up to a maximum payment. The following table shows the monthly volumes hedged, the floor price, percent above the floor price paid (cost) and the maximum payment for that volume.

                                             Average         Average              Our            Average
      Start        End         Volume         Floor            Cost             Average          Maximum
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

New Accounting Standards

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

      Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and correction of errors made in fascal years beginning after December 15, 2005. We adopted the provisions of SFAS No. 154 on January 1, 2006.

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

Proved Natural Gas and Oil Reserves

      Proved reserves is defined by the SEC as the estimated quantities of crude oil, condensate, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty are recoverable in future years from known reservoirs under existing economic and operating conditions. Valuations include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Prices do not include the effect of derivative instruments, if any, entered into by the Company.

      Proved developed reserves are those reserves expected to be recovered through existing equipment and operating methods. Additional oil and gas volumes expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included as proved developed reserves only after testing of a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

      Proved undeveloped reserves are those reserves that are expected to be recovered from new wells on non-drilled acreage, or from existing wells where a relatively major expenditure is required for re-completion. Reserves on non-drilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other non-drilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation.

      Volumes of reserves are estimates that, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data as well as production performance data. There are numerous uncertainties in estimating crude oil and natural gas reserve quantities, projecting future production rates and projecting the timing of future development expenditures. Natural gas and oil reserve engineering must be recognized as a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way. Estimates of independent engineers that we use may differ from those of other engineers. The accuracy of any reserve estimate is a function of the quantity and quality of available data and of engineering and geological interpretation and judgment. Accordingly, future estimates are subject to change as additional information becomes available.

Revenue Recognition

      We record natural gas and oil revenues using the entitlement method of accounting for production, in which any excess amount received by us above our share of production is treated as a liability. If we receive less than our share of production, the underproduction is recorded as an asset. We did not have an imbalance position relative to volumes or values at December 31, 2006.

Full Cost Accounting

      We utilize the full cost accounting method to account for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves. Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalizable as oil and gas property costs. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. We assess the realizability of unproved properties on at least an annual basis or when there has been an indication that an impairment in value may have occurred. Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and our ability to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. There was no impairment of unproved properties during the years ended December 31, 2006, 2005 and 2004.

Impairment of Properties

      Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating condition, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. During the year ended December 31, 2006, we incurred a proved property impairment expense of $42,913,184.

Stock-Based Compensation

      Compensation expense has been recorded for common stock grants based on the fair value of the common stock on the measurement date. Statement of Financial Accounting Standards No. 123R, "Share-Based Payments" ("SFAS No. 123R"), establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. SFAS No. 123R was effective for us as of the beginning of 2006. During 2006, we recorded $1,324,714 of share-based compensation expense.

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

As discussed in Note 14 to the financial statements, errors resulting in an understatement of losses; and understatement of basic and diluted loss per share; and an overstatement of assets in 2006 were discovered by management in 2007. Accordingly, adjustments have been made as of and for the year ended December 31, 2006, to correct the errors.


/s/ MALONE & BAILEY, PC

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

April 20, 2007

                                Dune Energy, Inc.
                           Consolidated Balance Sheet
                                December 31, 2006
                                   (Restated)

ASSETS
Current assets:
   Cash                                                            $  3,574,705
   Accounts receivable                                                3,849,929
   Other current assets                                                 132,272
                                                                   ------------
Total current assets                                                  7,556,906
                                                                   ------------

Property and equipment                                                   62,767
   Less accumulated depreciation                                        (16,721)
                                                                   ------------
Net property and equipment                                               46,046
                                                                   ------------

Oil and gas properties, using full cost accounting:
   Properties being amortized                                        83,503,586
   Properties not subject to amortization                             5,856,461
   Less accumulated depreciation, depletion, amortization
     and impairment                                                 (48,286,003)
                                                                   ------------
Net oil and gas properties                                           41,074,044
                                                                   ------------

Deferred financing costs, net of accumulated amortization
   of $310,711                                                        1,181,554
Deposit - related party                                                 500,000
Other assets                                                            500,000
                                                                   ------------

TOTAL ASSETS                                                       $ 50,858,550
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued liabilities                        $  4,685,398
   Current portion of long-term debt                                  4,786,000
                                                                   ------------
Total current liabilities                                             9,471,398
                                                                   ------------

Long-term debt                                                       27,815,223
Long-term debt - related party                                       27,423,932
Other long-term liabilities                                           1,397,649
                                                                   ------------
Total liabilities                                                    66,108,202
                                                                   ------------
Commitments and Contingencies                                                --

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 100,000,000 shares
   authorized, 59,430,172 shares issued and outstanding                  59,430
Additional paid-in capital                                           43,585,518
Accumulated deficit                                                 (58,894,600)
                                                                   ------------
Total stockholders' deficit                                         (15,249,652)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $ 50,858,550
                                                                   ============

See summary of significant accounting policies and notes to financial statements.

                                Dune Energy, Inc.
                      Consolidated Statements of Operations
                     Years ended December 31, 2006 and 2005

                                                     2006
                                                  (Restated)           2005
                                                 ------------      ------------

Revenues                                         $  7,580,034      $  3,724,278
                                                 ------------      ------------

Operating expenses:
   General and administrative expense               4,823,582         2,550,549
   Direct operating expenses                        2,010,608           719,472
   Accretion expense                                   24,848             2,173
   Depletion, depreciation and amortization         4,402,267           923,471
   Proved property impairment expense              42,913,184                --
                                                 ------------      ------------
Total operating expenses                           54,174,489          4,195,665
                                                 ------------      ------------
Operating loss                                    (46,594,455)         (471,387)
                                                 ------------      ------------
Other income (expense):
   Interest income                                    217,405            48,893
   Minority interest                                       --           (52,611)
   Interest expense                                (4,582,168)         (775,427)
   Amortization of deferred financing costs        (2,148,282)         (143,558)
   Loss on embedded derivative liability              (33,733)         (190,553)
   Other expense                                     (494,458)               --
                                                 ------------      ------------

Total other income (expense)                       (7,041,236)       (1,113,256)
                                                 ------------      ------------
Net loss                                         $(53,635,691)     $ (1,584,643)
                                                 ============      ============

Net loss per share:
   Basic and diluted                             $      (0.92)     $      (0.03)

Weighted average shares outstanding:
   Basic and diluted                               58,583,932        47,557,242

See summary of significant accounting policies and notes to financial statements.

                                Dune Energy, Inc.
      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                Years ended December 31, 2006 (Restated) and 2005

                                 Preferred Stock -
                                     Series A                    Common Stock
                              -----------------------     --------------------------     Paid-In       Accumulated
                                Shares        Amount         Shares         Amount       Capital         Deficit           Total
                              ----------     --------     ------------    ----------   ------------    ------------    ------------
Balance at

   December 31, 2004             111,111     $    111       45,597,171    $   45,597   $ 14,051,374    $ (3,674,266)   $ 10,422,816

Stock issued for:

   Debt                               --           --        1,182,223         1,182        443,818              --         445,000
   Conversion of preferred
      to common                 (111,111)        (111)         222,222           222           (111)             --              --

Cash paid to consultant
   for stock subscription             --           --               --            --       (398,167)             --        (398,167)

Cash received for stock
   subscription                       --           --        3,243,243         3,243      5,996,757              --       6,000,000

Net loss                              --           --               --            --             --      (1,584,643)     (1,584,643)
                              ----------     --------     ------------    ----------   ------------    ------------    ------------
Balance at

   December 31, 2005                  --           --       50,244,859        50,244     20,093,671      (5,258,909)     14,885,006

Cash received for stock
   subscription                       --           --        9,000,000         9,001     23,840,999              --      23,850,000

Cash paid to consultant
   for stock subscription             --           --               --            --     (1,773,681)             --      (1,773,681)

Cash received for exercise
   of stock options                   --           --          133,333           133         99,867              --         100,000

Stock issued for cashless
   exercise of stock
   options                            --           --           51,980            52            (52)             --              --

Stock-based compensation              --           --               --            --      1,324,714              --       1,324,714

Net loss                              --           --               --            --             --     (53,635,691)    (53,635,691)
                              ----------     --------     ------------    ----------   ------------    ------------    ------------
Balance at

   December 31, 2006                  --     $     --       59,430,172    $   59,430   $ 43,585,518    $(58,894,600)  $ (15,249,652)
                              ==========     ========     ============    ==========   ============    ============   =============

See summary of significant accounting policies and notes to financial statements.

                                Dune Energy, Inc.
                      Consolidated Statements of Cash Flows
                     Years ended December 31, 2006 and 2005

                                                               2006
                                                            (Restated)            2005
                                                           ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $(53,635,691)      $ (1,584,643)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depletion, depreciation and amortization                   4,402,267            923,471
   Amortization of deferred financing costs                   2,148,282            143,558
   Share-based compensation                                   1,324,714                 --
   Accretion of asset retirement obligation                      24,848              2,173
   Loss on derivative mark to market adjustment                  33,733            190,553
   Proved property impairment expense                        42,913,184                 --
   Minority interest                                                 --            (17,201)
   Changes in:
      Accounts receivable                                    (2,253,961)        (1,059,638)
      Other current assets                                      (27,515)                --
      Accounts payable and accrued liabilities                3,431,762          4,002,084
      Other long-term liabilities                                    --             76,509
                                                           ------------       ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (1,638,377)         2,676,866
                                                           ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved and unproved properties                (37,328,290)       (43,003,119)
Deposits on oil and gas properties                                   --         (1,820,101)
Purchase of office equipment                                    (23,640)           (39,127)
Increase in deposit - related party                            (500,000)                --
Increase in other assets                                       (500,000)                --
                                                           ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES                       (38,351,930)       (44,862,347)
                                                           ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                 37,101,223         39,097,514
Payment on long-term debt issuance costs                       (993,563)        (2,506,745)
Payments on long-term debt                                  (18,500,000)                --
Proceeds from sale of common stock, net                      22,103,232          5,601,833
Proceeds from exercise of options                               100,000                 --
                                                           ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    39,810,892         42,192,602
                                                           ------------       ------------

NET CHANGE IN CASH BALANCE                                     (179,415)             7,121
   Cash balance at beginning of period                        3,754,120          3,746,999
                                                           ------------       ------------
   Cash balance at end of period                           $  3,574,705       $  3,754,120
                                                           ============       ============

SUPPLEMENTAL DISCLOSURES
Interest paid                                              $  2,150,597       $    553,236
Income taxes paid                                                    --                 --

NON-CASH DISCLOSURES
Stock issued for cashless exercise of options              $         52       $         --
Asset retirement obligation incurred                            189,650             76,509
Asset retirement obligation revision                             75,456                 --
Stock issued for conversion of debt                                  --            450,000
Conversion of preferred stock to common stock                        --                222

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

Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating condition, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. During the year ended December 31, 2006, the Company incurred a proved property impairment expense of $42,913,184 which is reflected in the accompanying Consolidated Statement of Operations.

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

The weighted average fair value of the stock options granted during the year ended December 31, 2005 was $2.05. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rates of 2.0%, (2) expected option life is the actual remaining life of the options, (3) expected volatility is 135.72% and (4) zero expected dividends.

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

NOTE 5 -- DERIVATIVE FINANCIAL INSTRUMENTS

Dune entered into derivative contracts to provide a measure of stability in the cash flows associated with Dune's oil and gas production and to manage exposure to commodity prices. None of the derivative contracts Dune entered into have been designated as cash flow hedges or fair value hedges. Dune recorded losses of $33,733 and $190,553 related to its derivative instruments for the years ended December 31, 2006 and 2005, respectively.

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


NOTE 14 -- RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Summary of Restatement Items

In April 2007, Dune concluded that it was necessary to restate its financial results for the fiscal year ended December 31, 2006 to record additional proved property impairment expense related to the revision of the Reserve Report of Independent Engineer for the correction of prices used in the calculation of year end reserves. Dune had previously recognized impairment of the $33,166,802. After further review, Dune has determined that the prices used by the independent engineer to determine the estimated value of reserves in the reserve report were too high thus overstating the value of the related reserves. As a result, Dune has obtained a revised report and has increased the proved property impairment expense to $42,913,184. Dune has also revised the supplement oil and gas disclosure to conform to the revised reserve report.

The consolidated financial statements and other financial information in this Amendment No. 1 to the December 31, 2006 Form 10-KSB have been restated accordingly.

As summary of the effects of this restatement is shown in the following table:

                                                                      As previously
                                                                        reported                As restated
     Consolidated Balance Sheet
       Net oil and gas properties                                     $ 50,820,426             $ 41,074,044
       Total assets                                                     60,604,932               50,858,550
       Accumulated deficit                                             (49,148,218)             (58,894,600)
       Total stockholders' deficit                                      (5,503,270)             (15,249,652)

     Consolidated Statement of Operations
       Proved property impairment expense                               33,166,802               42,913,184
       Total operating expense                                          44,428,107               54,174,489
       Operating loss                                                  (36,848,073)             (46,594,455)
       Net loss                                                        (43,889,309)             (53,635,691)
       Net loss per share, basic and diluted                                 (0.75)                   (0.92)

NOTE 15 -- SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Capitalized Costs

Capitalized costs incurred in property acquisition, exploration and development activities as of December 31, 2006 are as follows:

   Total capitalized costs:
     Properties being amortized                                $ 83,503,586
     Properties not subject to amortization                       5,856,461
   Less: Accumulated depletion, depreciation and impairment     (48,286,003)
                                                               ------------
   Net capitalized costs                                       $ 41,074,044
                                                               ============

Costs incurred for property acquisition, exploration and development activities for the year ended December 31, 2006 are as follows:

Acquisition of properties:                 Evaluated     Unevaluated        Total
  Proved                                  $36,527,938    $         0    $36,527,938
  Unproved                                          0        391,221        391,221
Exploration and development activities              0      2,395,041      2,395,041
                                          -----------    -----------    -----------
Total Costs                               $36,527,938    $ 2,786,262    $39,314,200
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

                                                            2006                                   2005
                                             ----------------------------------     ----------------------------------
                                                Oil          Gas                       Oil         Gas
                                              (MBbls)      (MMcf)        MMcfe       (MBbls)      (MMcf)        MMcfe
                                             --------     --------     --------     --------     --------     --------
Proved developed and undeveloped reserves
      Beginning of year                           578       26,047       29,515        1,309        5,534       13,388
      Purchases                                    86       13,166       13,682           75       18,307       18,758
      Discoveries and extensions                    2           56           68           --           --           --
      Improved recovery                            --           --           --           --           --           --
      Revisions of previous estimates            (191)     (11,625)     (12,771)        (794)       2,570       (2,194)
      Production                                  (35)        (880)      (1,090)         (12)        (364)        (438)
                                             --------     --------     --------     --------     --------     --------
      End of year                                 440       26,764       29,404          578       26,047       29,514
                                             ========     ========     ========     ========     ========     ========

Proved developed reserves:
      Beginning of year                           131        5,432        6,218            3          965          983
      End of year                                 174       12,696       13,740          131        5,432        6,218

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

Standardized measure of discounted future net cash flows are as follows:

                                                              Year Ended December 31,
                                                               -----------------------
                                                                  2006          2005
                                                               ---------     ---------
                                                                    (In Thousands)
   Future cash inflows                                         $ 174,385     $ 281,498
   Future production costs                                        59,908        57,336
   Future development costs                                       42,705        46,266
   Future income tax expense                                       2,961        34,285
                                                               ---------     ---------

     Future gross cash flows                                      68,811       143,611

   Less: 10% annual discount of
      estimated timing of cash flows                             (35,175)      (48,135)
                                                               ---------     ---------

Standardized measure of discounted future net cash flows
   relating to proved oil and gas reserves                     $  33,636     $  95,476
                                                               =========     =========

                                                                  2006          2005
                                                               ---------     ---------
                                                                    (In Thousands)
Beginning of year                                              $  95,476     $  37,190
     Sales of oil and gas produced, net of production costs       (5,569)       (3,005)
     Net changes in prices and production costs                  (38,710)       18,836
     Sales of reserves                                           (18,962)           --
     Discoveries, improved recovery                                  347            --
     Net changes in estimated future development costs             5,708        (2,947)
     Revisions                                                   (25,147)      (10,347)
     Purchase of reserves                                         22,404        48,326
     Net change in timing                                        (28,668)       (2,130)
     Accretion discount                                            9,681         3,719
     Future income tax expense                                    17,076         5,834
                                                               ---------     ---------

End of year                                                    $  33,636     $  95,476
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

      At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the disclosure controls and procedures of the Company were not effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis. Management's conclusion was based on the restatement of the proved property impairment expense relating to the revision of the Reserve Report of our Independent Engineer for the correction of natural gas prices used in the calculation of our year end reserves. We are implementing procedures whereby reports received from our outside consultants/advisors are more thoroughly reviewed.


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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 15, 2007 by (i) each person who, to our knowledge, beneficially owns more than 5% of our outstanding Common Stock; (ii) each of our current directors and executive officers (titles are set forth in parentheses next to the names of individuals listed below); and (iii) all of our current and executive officers and directors as a group:

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
                                                       (6)(7)

* Indicates ownership of less than 1%.

----------
(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 15, 2007. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not held by any other person), and which are exercisable within 60 days from March 15, 2007, have been exercised.

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

(7) Excludes 50,000 shares underlying a stock option granted on October 28, 2005.

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

10.12.1 Amended and Restated Term Loan Agreement dated as of August 31, 2006 between Registrant and Itera Holdings BV (13)

10.12.2 Amended and Restated Term Loan Agreement dated as of September 26, 2006 between Registrant and Itera Holdings BV (14)

10.13 Agreement dated as of June 1, 2006 among Vaquero Partners LLC, JVR Petroleum Inc., First Australian Resources, Inc. and Chesapeake Exploration Limited Partnership (20)

10.14 Amended and Restated Credit Agreement dated as of September 26, 2006 among Registrant, lenders party thereto and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent for lenders (14)

10.15 Amended and Restated Credit Agreement dated as of September 26, 2006 among Registrant, lenders party thereto and D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent for lenders (21)

10.16 Purchase and Sale Agreement dated as of November 14, 2006 among Transatlantic Petroleum (USA) Corp., Transatlantic Petroleum Corp. and Registrant (22)

21.1            List of Subsidiaries (23)

23.1            Consent of Independent Reserve Engineers

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

(23) Previosly filed as an exhibit to the Registrant's Report on Form 10-KSB, filed on April 2, 2007, and incorporated by reference herein.

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

                                                  DUNE ENERGY, INC.


Date: April 20, 2007                              By: /s/ James A. Watt
                                                      --------------------------
                                                      James A. Watt
                                                      Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                              Date
---------                                                              ----


/s/ James A. Watt                                                 April 20, 2007
-------------------------------------
James A. Watt
Chief Executive Officer


/s/ Frank T. Smith, Jr.                                           April 20, 2007
-------------------------------------
Frank T. Smith, Jr.
Chief Financial Officer


/s/ Alan Gaines                                                   April 20, 2007
-------------------------------------
Alan Gaines
Chairman of the Board


/s/ Richard M. Cohen                                              April 20, 2007
-------------------------------------
Richard M. Cohen
Director and Secretary


/s/ Steven Barrenechea                                            April 20, 2007
-------------------------------------
Steven Barrenechea
Director


/s/ Steven M. Sisselman                                           April 20, 2007
-------------------------------------
Steven M. Sisselman
Director


/s/ William E. Greenwood                                          April 20, 2007
-------------------------------------
William E. Greenwood
Director