Form 10-Q
period 2007-03-31
DUNE ENERGY INC
filed 2007-05-15
CIK 1092839

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2007

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to ________________

                        Commission file number 001-32497

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_|   Accelerated Filer |_|   Non-Accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 60,810,813 shares of Common Stock, $.001 per share, as of April 25, 2007.

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                                Dune Energy, Inc.
                           Consolidated Balance Sheets
                   As of March 31, 2007 and December 31, 2006
                                   (Unaudited)

 ASSETS                                                                        March 31, 2007        December 31, 2006
                                                                               --------------        -----------------
Current assets:
   Cash                                                                         $  2,622,843           $  3,574,705
   Accounts receivable, net of reserve for doubtful
     accounts of $396,629 and $0                                                   1,240,392              3,849,929
   Prepaid assets                                                                    146,543                132,272
                                                                                ------------           ------------
Total current assets                                                               4,009,778              7,556,906
                                                                                ------------           ------------

Oil and gas properties, using full cost accounting:
   Properties being amortized                                                     93,694,289             83,503,586
   Properties not subject to amortization                                          5,856,461              5,856,461
   Less accumulated depreciation, depletion, amortization and
    impairment                                                                   (49,526,376)           (48,286,003)
                                                                                ------------           ------------
Net oil and gas properties                                                        50,024,374             41,074,044
                                                                                ------------           ------------

Property and equipment, net of accumulated depreciation of
   $19,859 and 16,721                                                                 42,908                 46,046
Deferred financing costs, net of accumulated amortization
   of $551,812 and $310,711                                                          943,197              1,181,554
Deposit - related party                                                              500,000                500,000
Other assets                                                                              --                500,000
                                                                                ------------           ------------

TOTAL ASSETS                                                                    $ 55,520,257           $ 50,858,550
                                                                                ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued liabilities                                     $  6,525,672           $  4,685,398
   Other current liabilities                                                         810,349                     --
   Current portion of long-term debt                                               5,471,000              4,786,000
                                                                                ------------           ------------
Total current liabilities                                                         12,807,021              9,471,398

Long-term debt                                                                    32,979,303             27,815,223
Long-term debt - related party                                                    28,235,380             27,423,932
Other long-term liabilities                                                        1,000,427              1,397,649
                                                                                ------------           ------------
Total liabilities                                                                 75,022,131             66,108,202
                                                                                ------------           ------------

Commitments and contingencies                                                             --                     --

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 1,000,000 shares authorized,
   no shares issued and outstanding                                                       --                     --
Common stock, $.001 par value, 100,000,000 shares authorized,
   60,810,813 and 59,430,172 shares issued and outstanding                            60,811                 59,430
Additional paid-in capital                                                        47,184,691             43,585,518
Accumulated deficit                                                              (66,747,376)           (58,894,600)
                                                                                ------------           ------------
Total stockholders' deficit                                                      (19,501,874)           (15,249,652)
                                                                                ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $ 55,520,257           $ 50,858,550
                                                                                ============           ============

                 See notes to consolidated financial statements.

                                Dune Energy, Inc.
                      Consolidated Statements of Operations
               For the three months ended March 31, 2007 and 2006
                                   (Unaudited)

                                                                   2007             2006
                                                               ------------     ------------
Revenues                                                       $  2,994,414     $  1,300,820
                                                               ------------     ------------
Operating expenses:
   General and administrative expense                             1,741,372        1,298,184
   Direct operating expense                                         848,273          351,684
   Accretion expense                                                  8,488            1,999
   Depletion, depreciation and amortization                       1,243,511          508,452
   Bad debt expense                                                 396,629               --
   Loss on impairment of long-lived assets                        3,192,250               --
                                                               ------------     ------------
Total operating expenses                                          7,430,523        2,160,319
                                                               ------------     ------------
Operating loss                                                   (4,436,109)        (859,499)
                                                               ------------     ------------

Other income (expense):
   Interest income                                                   31,545           97,511
   Interest expense                                              (1,997,745)      (1,039,703)
   Amortization of deferred financing costs                        (241,101)        (215,932)
   Gain (loss) on embedded derivative liability                  (1,209,366)          27,517
                                                               ------------     ------------
Total other expense                                              (3,416,667)      (1,130,607)
                                                               ------------     ------------

Net loss                                                       $ (7,852,776)    $ (1,990,106)
                                                               ============     ============

Net loss per share:
   Basic and diluted                                           $      (0.13)    $      (0.04)

Weighted average shares outstanding:
   Basic and diluted                                             60,298,138       56,144,859

                 See notes to consolidated financial statements.

                                Dune Energy, Inc.
                      Consolidated Statements of Cash Flows
               For the three months ended March 31, 2007 and 2006
                                   (Unaudited)

                                                                         2007            2006
                                                                     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $ (7,852,776)    $ (1,990,106)
Adjustments to reconcile net loss to net cash from
   operating activities:
   Depletion, depreciation and amortization                             1,243,511          508,452
   Amortization of deferred financing costs                               241,101          215,932
   Share-based compensation                                               908,304          473,388
   Accretion of asset retirement obligation                                 8,488            1,999
   Loss (gain) on derivative mark-to-market adjustment                  1,209,366          (27,517)
   Bad debt expense                                                       396,629               --
   Loss on impairment of long-lived assets                              3,192,250               --
   Changes in:
      Accounts receivable                                               2,212,908          114,933
      Prepaid assets                                                     (119,028)        (631,616)
      Accounts payable and accrued liabilities                          1,951,752         (528,161)
                                                                     ------------     ------------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                                           3,392,505       (1,862,696)
                                                                     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved and unproved properties                          (10,190,703)      (4,385,912)
Purchase of office equipment                                                   --          (17,744)
                                                                     ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                                 (10,190,703)      (4,403,656)
                                                                     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                            6,449,080               --
Proceeds from issuance of common stock                                         --       22,103,232
Payment on long-term debt issuance cost                                    (2,744)         (13,353)
Payments on long-term debt                                               (600,000)      (8,500,000)
                                                                     ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               5,846,336       13,589,879
                                                                     ------------     ------------

NET CHANGE IN CASH BALANCE                                               (951,862)       7,323,527
   Cash balance at beginning of period                                  3,574,705        3,754,120
                                                                     ------------     ------------
   Cash balance at end of period                                     $  2,622,843     $ 11,077,647
                                                                     ============     ============

SUPPLEMENTAL DISCLOSURES
Interest paid                                                        $  1,513,641     $    327,827
Income taxes paid                                                              --               --

NON-CASH SUPPLEMENTAL DISCLOSURES
Common shares issued for ANEC Debentures                             $  2,692,250     $         --

                 See notes to consolidated financial statements.

                                DUNE ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Dune Energy, Inc. ("Dune") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Dune's Annual Report filed with the SEC on Form 10-KSB/A for the year ended December 31, 2006. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for 2006 as reported in the 10-KSB/A have been omitted.

NOTE 2 -- DEBT FINANCING

On September 26, 2006, Dune amended and restated their credit agreement with Standard Bank Plc, as administrative agent, Standard Americas Inc., as collateral agent, and the lenders described therein, dated as of November 17, 2005. The amended credit agreement provides for a credit commitment of up to $50 million. During the first quarter of 2007, the lenders advanced an additional $6,449,080 of their commitment to Dune. Of the amount funded in the first quarter, $1.2 million was treated as bridge loans. The bridge loans totaled $4.5 million at March 31, 2007. Unless earlier payment is required, loans made by the lenders must be repaid on or before August 14, 2009, provided, however, that all bridge loans must be repaid on or before March 26, 2007. Dune requested and received an extension of the bridge loan repayment requirement through April 16, 2007. This loan was refinanced on April 16, 2007 (see Note 5). Interest on all loans shall accrue at the prime rate plus 5% per annum, provided that the interest rate shall not exceed 15.25% per annum nor be less than 11.25% per annum. All loans are secured by a security interest in, and first lien on, all of Dune's assets.

NOTE 3 -- DERIVATIVE FINANCIAL INSTRUMENTS

Dune entered into derivative contracts to provide a measure of stability in the cash flows associated with Dune's oil and gas production and to manage exposure to commodity prices. None of the derivative contracts Dune entered into have been designated as cash flow hedges or fair value hedges. Dune recorded a loss of $1,209,366 and a gain of $27,517 related to its derivative instruments for the three months ended March 31, 2007 and 2006, respectively.

Natural Gas Derivatives

Dune entered into participating collars on natural gas hedges (NG-HOUSTON SHIP CHANNEL) whereby Dune receives a floor price and pays a percent of any price in excess of the floor up to a maximum payment. The following table shows the monthly volumes hedged, the floor price, percent above the floor price paid
(cost) and the maximum payment for that volume.

                                                            Average          Average            Average             Average
        Start             End             Volume             Floor            Cost               Dune               Maximum
        Month            Month            MMBTU             $/MMBTU       % over Floor      % Participation         Payment
        -----            -----            -----             -------       ------------      ---------------         -------
        Jan-07           Dec-07           63,000            $ 6.620            75%                25%               $ 5.050
        Jan-08           Dec-08           55,000            $ 6.620            75%                25%               $ 5.050
        Jan-09           Nov-09           41,000            $ 6.620            75%                25%               $ 5.050

Crude Oil Derivatives

Dune entered into collars on crude oil hedges (WTI-NYMEX) whereby Dune receives a floor price and pays 100% percent of any price in excess of the floor up to a maximum payment. The following table shows the monthly volumes hedged, the floor price, percent above the floor price paid (cost) and the maximum payment for that volume.

                                                           Average           Average            Average              Average
        Start             End             Volume            Floor             Cost               Dune                Maximum
        Month            Month             BBLS            $/BBLS         % over Floor      % Participation          Payment
        -----            -----             ----            ------         ------------      ---------------          -------
        Jan-07           Dec-07            2,150         $   60.000            100%                0%               $  12.500
        Jan-08           Dec-08            1,400         $   60.000            100%                0%               $  12.500
        Jan-09           Oct-09             840          $   60.000            100%                0%               $  12.500

NOTE 4 -- COMMON STOCK

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

On January 24, 2007, Dune granted stock options, exercisable in the aggregate, for up to 500,000 shares of common stock to the outside directors and its president. Such options vested immediately, expire in five years and are exercisable at $1.94 per share. The weighted average fair value of the options was $1.57. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rate of 4.4%, (2) expected option life is the actual remaining life of the options, (3) expected volatility is 112% and (4) zero expected dividends.

During the three months ended March 31, 2007, Dune acquired 8% Convertible Secured Debentures issued by American Natural Energy Corp. ("ANEC"), in the aggregate principal amount of $4,895,000. As consideration for the debentures, Dune issued a total of 1,380,641 shares of common stock valued at $1.95 per share, for aggregate consideration of $2,692,250 or 55% of the principal face amount of the debentures acquired by Dune. Due to the poor financial condition of ANEC, Dune elected to establish a reserve for uncollectible accounts for the entire balance tendered of $2,692,250 along with the prior year's balance of $500,000. Also, Dune elected to establish a reserve for doubtful accounts related to the revenue receivable from ANEC of $396,629.

NOTE 5-- SUBSEQUENT EVENTS

On April 13, 2007, we amended and restated our Amended and Restated Credit Agreement with D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent, and the lenders described therein and party thereto, dated as of September 26, 2006 (the "Original Amended Credit Agreement"). We amended and restated the Original Amended Credit Agreement by means of an Amended and Restated Credit Agreement (the "Credit Agreement"), dated effective as of April 13, 2007, among us, Jefferies Funding LLC, ("Jefferies Funding") as administrative agent, and the lenders named therein and party thereto (the "Lenders"). Subject to numerous conditions precedent and covenants, the Credit Agreement provides for a credit commitment of up to $65.0 million (the "Commitment").

On April 16, 2007, the Lenders purchased the loans outstanding under the Original Amended Credit Agreement and advanced the remainder of the Commitment to us under the Credit Agreement. Funds borrowed by us under the Commitment were used to (i) pay the $15 million Earnest Money deposit to the Shareholder pursuant to the Stock Purchase and Sale Agreement ("SPSA") and (ii) fund certain fees and expenses incurred by us in connection with our entering into the Credit Agreement and the proposed acquisition of the issued and outstanding shares of common stock of Goldking Energy Corporation. The remaining borrowed funds will be utilized by us to carry out our intended plan of operations and for our working capital needs, subject to the terms of the Credit Agreement.

Some of the principal changes between the Original Amended Credit Agreement and the Credit Agreement included (a) increased borrowings at closing that allowed us to pay a $15 million Earnest Money deposit to the Shareholders, that allowed us to pay for costs of the Goldking Energy Corporation acquisition and the Credit Agreement, and that provided additional working capital to us, (b) no provisions for additional borrowings after closing of the acquisition, (c) revision of the applicable interest rates and the financial covenants and (d) terms that require the Credit Agreement to be repaid with the proceeds from the issuance of the notes and the Preferred Stock.

Subject to various prepayment requirements under the Credit Agreement, loans made by the Lenders pursuant to the Credit Agreement must be repaid on or before May 13, 2008. Under the Credit Agreement, interest on all loans shall accrue at a fluctuating interest rate per annum as shall be in effect from time to time, which rate per annum shall be equal at all times to the higher of (a) the rate of interest announced publicly by Citibank, N.A., in New York, New York, from time to time, as its base rate and (b) 0.5% per annum plus the Federal Funds Effective Rate (the "Base Rate") plus 5.75% until July 12, 2007, then at the Base Rate plus 6.25% from July 13, 2007 until October 10, 2007, then at the Base Rate plus 6.75% from October 11, 2007 until January 8, 2008, and then at the Base Rate plus 7.25% from January 9, 2008 until May 13, 2008. All Loans under the Credit Agreement are secured by a security interest in, and first lien on, substantially all of our assets.

We also further amended our Amended and Restated Term Loan Agreement (as amended and restated, the "Loan Agreement"), with our parent company, Itera Holdings BV ("Itera"), pursuant to the terms and conditions of the Lockup Letter and Agreement Regarding Subordinated Indebtedness, dated as of April 13, 2007 (the "Letter Agreement"). In accordance with the Letter Agreement, Itera agreed to a lock up of our common stock, any other equity security of the Company and any security convertible into common stock owned or held by Itera for a period commencing on the date of the Letter Agreement and terminating upon the repayment of our indebtedness, obligations and liabilities under the Credit Agreement (the "Senior Debt"), provided that if the Senior Debt is paid in full contemporaneously with the closing, the lockup will continue until the date that is 90 days after closing. In addition to the foregoing, pursuant to the Letter Agreement, we may not pay or make any cash payment of any kind, whether principal or interest, under the Loan Agreement until all our Senior Debt is paid in full, unless otherwise agreed to in writing by the Lenders.

On April 16, 2007 Dune entered into the SPSA with Goldking Energy Holdings, L.P. (the "Shareholder"). The SPSA was dated effective as of April 13, 2007. Pursuant to the SPSA, upon the closing, and subject to the satisfaction of various terms and conditions, we will purchase from the Shareholder all of the GEC Common Stock. The closing of the purchase of the GEC Common Stock is scheduled to occur on or before May 28, 2007, unless extended by us, at our option, until June 12, 2007. The transfer of ownership of the GEC Common Stock will be effective as of the closing date.

The purchase price we agreed to pay for the GEC Common Stock at the closing is $320,500,000 (the "Purchase Price"), payable as follows: (a) $302,500,000 in cash (the "Cash Portion"), subject to adjustment as discussed below, and (b) 10,055,866 shares of our common stock, par value $0.001 per share (the "Consideration Shares"), representing shares having a value of $18,000,000 based on the closing price for our common stock on the American Stock Exchange on April 13, 2007.

Upon the execution of the SPSA, we paid a performance deposit of $15,000,000 to the Shareholder (the "Earnest Money"), which will be credited against the Cash Portion paid at the closing. If, however, the Shareholder terminates the SPSA prior to the closing due to our failure to perform or satisfy certain pre-closing conditions, including obtaining financing for the transaction, the Shareholder will be entitled to retain the Earnest Money, and we will be obligated to pay any interest accrued on the Purchase Price if we elect to extend the closing date beyond May 28, 2007, as discussed below. If we terminate the SPSA following the Shareholder's failure to perform or satisfy certain pre-closing conditions, we will be entitled to the return of the Earnest Money and to pursue arbitration proceedings against the Shareholder to recover damages not to exceed $20,000,000.

If we elect to extend the closing date beyond May 28, 2007 (but in no event later than June 12, 2007), interest will accrue on the Purchase Price at the rate of 10% per annum during the period from May 29, 2007, until the closing occurs, and the Cash Portion will be increased by the amount of the accrued interest. The Cash Portion will also be increased by the amount of certain payments to Goldking or Goldking's wholly-owned subsidiary, Goldking Operating Company, a Texas corporation (the "Subsidiary") by EnerVest Energy, L.P., if made before the closing. If the payment from EnerVest Energy, L.P., is not received until after the closing, we will pass through this payment to the Shareholder upon receipt.

The SPSA provides that we will assume no long-term debt of Goldking or the Subsidiary and that all such long-term debt will be paid and discharged by the Shareholder at the closing. Goldking or the Subsidiary may incur additional long-term debt under its existing bank credit agreements between the date of the

SPSA and the closing date, and the Cash Portion will be increased by the amount of all incremental long-term debt thus incurred. Any such increase in the Cash Portion will be used by the Shareholder to pay and discharge all such incremental long-term debt at the closing.

On April 17, 2007, we entered into four new employment agreements (collectively, the "Employment Agreements"), pursuant to which we: (a) engaged James A. Watt to serve as our President and Chief Executive Officer, (b) engaged Frank T. Smith, Jr. to serve as Senior Vice President and Chief Financial Officer and (c) extended and modified our employment arrangements with each of Alan Gaines and Amiel David. Under the new Employment Agreements, Mr. Gaines will continue to serve as our Chairman and consented to no longer serve as Chief Executive Officer and Dr. David agreed to resign as President and Chief Operating Officer and to serve as Senior Advisor to our Board of Directors. We also entered into restricted stock agreements with each of the foregoing individuals, pursuant to which we have agreed to issue up to an aggregate of 7,075,000 shares of our common stock.

On April 12, 2007, our board of directors approved the grant of five-year stock options to two individuals unaffiliated with Dune, to purchase up to an aggregate of 500,000 shares of our common stock, at an exercise price of $1.87 (the closing share price on such date). The options are subject to vesting and may not be exercised unless we successfully complete the proposed acquisition of GEC Common Stock. Holders of the options were granted certain piggy-back registration rights.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Introduction

We are engaged in the exploration, development, exploitation and production of oil and natural gas. We sell our oil and gas primarily to domestic pipelines and refineries. We entered into a number of property acquisitions and joint ventures during 2005 and 2006. These acquisitions and joint ventures significantly affected our results of operations during 2006 and 2007 and had the effect of significantly increasing both our revenues and expenses. Our financial statements consolidate our accounts with those of our wholly-owned subsidiaries, Dune Operating Company and Vaquero Partners LLC ("Vaquero Partners"), and all inter-company balances and transactions between Dune Energy, Inc., Dune Operating Company and Vaquero Partners, LLC have been eliminated in such consolidation.

Trends Affecting Our Results of Operations

Production trends. Average daily production of natural gas increased from 1,379 Mcf per day for the three months ended March 31, 2006 to 4,700 Mcf per day for the three months ended March 31, 2007. Average daily production of oil increased from 75 Bbl per day for the three months ended March 31, 2006 to 115 Bbl per day for the three months ended March 31, 2007. Natural gas and oil production has increased due to a combination of the acquisition of various interests in 12 properties and the successful drilling and completion of 12 new wells.

Natural gas and oil prices. Our revenues are dependent on the prevailing prices of natural gas and oil and our ability to effectively hedge production to minimize adverse fluctuations in prices. Higher natural gas and oil prices have led to a higher demand for drilling rigs, operating personnel and field supplies and services, and have caused increases in the cost of those goods and services. To date, higher sales prices have offset higher field costs. Future earnings and cash flows are dependent on our ability to manage our overall cost structure to a level that allows for profitable production.

Our future earnings and cash flows are dependent on our ability to manage our overall cost structure to a level that allows for profitable production. Our expectations with respect to future production rates are subject to a number of uncertainties, including those associated with the availability and cost of drilling rigs and third party services, natural gas and oil prices, the potential for mechanical problems, permitting issues, drilling success rates, the availability of acceptable delivery and sales arrangements with respect to our natural gas and crude oil production and the accuracy of our assumptions regarding the sustainability of historical growth rates, weather and other uncertainties.

Average prices received per Mcf of natural gas were $6.98 and $5.60 for the three months ended March 31, 2006 and 2007, respectively. Average prices received per Bbl of oil were $58.67 and $58.09 during the three months ended March 31, 2006 and 2007, respectively.

We entered into derivative contracts to provide a measure of stability in the cash flows associated with our oil and natural gas production and to manage exposure to commodity prices.

Production expenses. Oil and natural gas operating expenses are driven in part by the type of commodity produced, the level of maintenance activity and the geographical location of our properties.

General and administration expenses. In order to manage and maximize growth, we increased our professional staff, which has resulted in increased general and administrative costs. Integration and systems conversion costs will be incurred as part of the acquisition of Goldking.

Debt service obligations. The indebtedness we incurred in the various acquisitions during 2005 and 2006 has significantly increased our debt service obligations.

Results of Operations

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Revenues:

Our revenues increased $1,693,594 or 130% from 2006 to 2007 based on increased oil volumes of 3,600 Bbls and increased gas volumes 299,000 Mcfs. Although gas prices decreased $1.38/Mcf during the comparable period, increased volumes more than offset the drop in gas prices.

Operating expenses:

General and administrative expense ("G&A expense")

G&A expense increased $443,188 or 34% from 2006 to 2007. The majority of this increase pertains to share-based compensation to employees and directors which must be expensed in the financial statements based on their fair value. Dune issued 500,000 stock options in the 1st quarter of 2007 compared to 100,000 stock options in the comparable period for 2006.

Direct operating expense

The Company's direct operating expense increased from $351,684 in 2006 to $848,273 in 2007. Both components of direct operating expense reflected significant increases in 2007 with lease operating expense increasing $173,046 and production costs increasing $323,543. These increases are indicative of the impact on operating expenses of going from seventeen producing properties to forty-one.

Accretion expense

Accretion expense increased from $1,999 in 2006 to $8,488 in 2007. This increase results from more than doubling the number of producing properties during the comparable periods.

Depletion, depreciation and amortization ("DD&A")

DD&A increased from $508,452 in 2006 to $1,243,511 in 2007. This increase is primarily attributable to DD&A of the Company's oil and gas properties under the full cost method. Although the cost per Mcfe dropped from $3.07 to $2.79, production increased from 164,764 Mcfe to 431,993 Mcfe resulting in an increase of almost $700,000.

Bad debt expense

Included in revenues receivable is a balance of $396,629 due from American Natural Energy Corp. ("ANEC"). Due to the financial situation of ANEC, Dune elected to establish a reserve for doubtful accounts for the entire balance giving rise to bad debt expense of $396,629 in the first quarter of 2007.

Loss on impairment of long-lived assets

In 2006, Dune purchased 8% Convertible Secured Debentures issued by ANEC in the aggregate principal amount of $3,000,000 for a cash price of $500,000 from TransAtlantic Petroleum Corp. In 2007, the Company purchased additional Debentures in the aggregate principal amount of $4,895,000 for 1,380,641 shares of Dune's common stock at a price of $1.95 or $2,692,250. Due to the financial situation of ANEC, Dune elected to establish a reserve for uncollectible accounts for the entire value assigned to the ANEC Debentures giving rise to a loss on impairment of long-lived assets of $3,192,250 for the first quarter of 2007.

Operating loss:

Operating loss increased $3,576,610 from $859,499 in 2006 to $4,436,109 in 2007.
For reasons documented above, Dune incurred significant increases in all areas of operating expenses including a loss on impairment of long-lived assets of $3,588,879 which were not offset by corresponding increases in revenue.

Other income (expense):

Interest income

Interest income decreased from $97,511 in 2006 to $31,545 in 2007. Interest income in 2006 was significantly higher than normal due to higher cash balances associated with Dune's February 1, 2006 stock sale. There were no sources of increased cash balances in 2007.

Interest expense

Interest expense amounted to $1,039,703 in 2006 based on an average outstanding debt balance of $34,994,000 and interest rates ranging from 11 1/2% - 12% for the quarter. Interest expense amounted to $1,997,745 in 2007 based on an average outstanding debt of $58,227,000 and interest rates ranging from 12% to 13 1/4% for the quarter. As a result of these increased debt balances and interest rates, interest expense increased $958,042.

Amortization of deferred loan costs

Loan costs and fees are amortized over the term of the debt instruments to which they relate. Amortization expense amounted to $215,932 in 2006 and $241,101 in 2007. In September 2006, Dune refinanced their original credit agreement and expenses all loan fees associated with this borrowing. Additionally, a new credit agreement was signed and additional loan fees incurred. Some of the new loan fees pertain to a bridge loan which has a significantly shorter life than the main credit commitment. Consequently, the amortization of deferred loan costs in 2007 reflects an increase of $25,169.

Gain (loss) on embedded derivative liability

Dune entered into derivative contracts to provide a measure of stability in the cash flows associated with the Company's oil and gas production and to manage exposure to commodity prices. Dune's mark-to-market balance at March 31, 2006 reflected a liability of $163,036, yielding a gain of $27,517 for the quarter. Dune's mark-to-market balance at March 31, 2007 reflected a liability of $1,433,652 yielding a loss of $1,209,366 for the quarter.

Net loss

Dune's net loss increased from $1,990,106 in 2006 to $7,852,776 in 2007. The major components contributing to this increase includes loss on impairment of long-lived assets, interest expense and loss on embedded derivative liability as more fully detailed above.

Financial Liquidity and Capital Resources

Provided that borrowings under our existing credit facility remain available to us, we believe that our cash requirements over the next twelve months will be met by our revenues from operations, our cash reserves and draws available under our current banking facilities.

Private Equity Placements

In February 2006, we closed a private equity offering pursuant to which we sold a total of 9,000,000 shares of our common stock at a price of $2.65 per share. Gross proceeds raised in this offering were $23,850,000. Sanders Morris Harris Inc. ("SMH") served as our lead placement agent and C.K. Cooper & Company served as co-placement agent. From the gross proceeds, we paid our investment bankers a placement agent fee of $1,192,500 (5% of the gross proceeds) and we paid SMH a financial advisory fee of $477,000 (2% of the gross proceeds). We also issued to SMH, a warrant exercisable for up to 900,000 shares our common stock, at an exercise price of $2.65 per share. The price per share in that offering was determined by taking the 30 day volume weighted average market price of our common stock as of January 17, 2006, and discounting it by approximately 10% to account for investors' receiving unregistered stock.

Debt Financings

On April 13, 2007, we amended and restated our Amended and Restated Credit Agreement with D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent, and the lenders described therein and party thereto, dated as of September 26, 2006 (the "Original Amended Credit Agreement"). We amended and restated the Original Amended Credit Agreement by means of an Amended and Restated Credit Agreement (the "Credit Agreement"), dated as of April 13, 2007, among us, Jefferies Funding LLC, ("Jefferies Funding") as administrative agent, and the lenders named therein and party thereto (the "Lenders"). Subject to numerous conditions precedent and covenants, the Credit Agreement provides for a credit commitment of up to $65.0 million (the "Commitment").

On April 16, 2007, the Lenders purchased the loans outstanding under the Original Amended Credit Agreement and advanced the remainder of the Commitment to us under the Credit Agreement. Funds borrowed by us under the Commitment were used to (i) pay the $15 million Earnest Money deposit to the Shareholder pursuant to the Stock Purchase and Sale Agreement ("SPSA") and (ii) fund certain fees and expenses incurred by us in connection with our entering into the Credit Agreement and the proposed acquisition of the issued and outstanding shares of common stock of Goldking Energy Corporation. The remaining borrowed funds will be utilized by us to carry out our intended plan of operations and for our working capital needs, subject to the terms of the Credit Agreement.

Some of the principal changes between the Original Amended Credit Agreement and the Credit Agreement included (a) increased borrowings at closing that allowed us to pay a $15 million Earnest Money deposit to the Shareholders, that allowed us to pay for costs of the Goldking acquisition and the Credit Agreement, and that provided additional working capital to us, (b) no provisions for additional borrowings after closing of the acquisition, (c) revision of the applicable interest rates and the financial covenants and (d) terms that require the Credit Agreement to be repaid with the proceeds from the issuance of the Notes and the Preferred Stock.

Subject to various prepayment requirements under the Credit Agreement, loans made by the Lenders pursuant to the Credit Agreement must be repaid on or before May 13, 2008. Under the Credit Agreement, interest on all loans shall accrue at a fluctuating interest rate per annum as shall be in effect from time to time, which rate per annum shall be equal at all times to the higher of (a) the rate of interest announced publicly by Citibank, N.A., in New York, New York, from time to time, as its base rate and (b) 0.5% per annum plus the Federal Funds Effective Rate (the "Base Rate") plus 5.75% until July 12, 2007, then at the Base Rate plus 6.25% from July 13, 2007 until October 10, 2007, then at the Base Rate plus 6.75% from October 11, 2007 until January 8, 2008, and then at the Base Rate plus 7.25% from January 9, 2008 until May 13, 2008. All Loans under the Credit Agreement are secured by a security interest in, and first lien on, substantially all of our assets.

Term Loan Agreement

We also further amended our Amended and Restated Term Loan Agreement (as amended and restated, the "Loan Agreement"), with our parent company, Itera Holdings BV ("Itera"), pursuant to the terms and conditions of the Lockup Letter and Agreement Regarding Subordinated Indebtedness, dated as of April 13, 2007 (the "Letter Agreement"). In accordance with the Letter Agreement, Itera agreed to a lock up of our common stock, any other equity security of the Company and any security convertible into common stock owned or held by Itera for a period commencing on the date of the Letter Agreement and terminating upon the repayment of our indebtedness, obligations and liabilities under the Credit Agreement (the "Senior Debt"), provided that if the Senior Debt is paid in full contemporaneously with the Closing, the lockup will continue until the date that is 90 days after Closing. In addition to the foregoing, pursuant to the Letter Agreement, we may not pay or make any cash payment of any kind, whether principal or interest, under the Loan Agreement until all our Senior Debt is paid in full, unless otherwise agreed to in writing by the Lenders.

New Accounting Standards

In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109." FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold as "more-likely-than-not" that a tax position must meet before being recognized in the financial statements.. The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, transition and disclosure. We adopted FIN No. 48 effective January 1, 2007, and adoption did not have a significant effect on our consolidated results of operations, financial position or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      Our primary exposure to market risk is the commodity pricing available to our oil and natural gas production. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for oil and spot prices applicable to natural gas. To mitigate some of this risk, we engage periodically in certain hedging activities, including price swaps, costless collars and, occasionally, put options, in order to establish some price floor protection (see Note 3 to financial statements). We also have some exposure to market risk consisting of changes in interest rates on borrowings under our credit agreement with our senior lender. An increase in interest rates would adversely affect our operating results and the cash flow available after debt service to fund operations. We manage exposure to interest rate fluctuations by optimizing the use of fixed and variable debt.

Item 4. Controls and Procedures.

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

      At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures are effective.

      During the quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

      None.

Item 2. Unregistered Sales of Equity Securities.

      None.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to Vote of Security Holders.

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits

      (a) Exhibits

      Exhibit Number   Description
--------------------------------------------------------------------------------
          3.1          Certificate of Amendment of Certificate of Incorporation
         10.1          Amendment to Employment Agreement of Alan Gaines
         10.2          Amendment to Employment Agreement of Amiel David
         31.1          Certification of Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002
         31.2          Certification of Chief Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002
         32.1          Certification pursuant to 18 U.S.C. 1350, adopted
                       pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer
         32.2          Certification pursuant to 18 U.S.C. 1350, adopted
                       pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DUNE ENERGY, INC.


Date: May 15, 2007                  By: /s/ James A. Watt
                                        ----------------------------------------
                                    Name: James A. Watt
                                    Title: President and Chief Executive Officer


Date: May 15, 2007                  By: /s/ Frank T. Smith, Jr.
                                        ----------------------------------------
                                    Name: Frank T. Smith, Jr.
                                    Title: Chief Financial Officer

                                INDEX TO EXHIBITS

      Exhibit Number   Description
--------------------------------------------------------------------------------
          3.1          Certificate of Amendment of Certificate of Incorporation
         10.1          Amendment to Employment Agreement of Alan Gaines
         10.2          Amendment to Employment Agreement of Amiel David
         31.1          Certification of Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002
         31.2          Certification of Chief Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002
         32.1          Certification pursuant to 18 U.S.C. 1350, adopted
                       pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer
         32.2          Certification pursuant to 18 U.S.C. 1350, adopted
                       pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer