Form 10-Q
period 2007-06-30
DUNE ENERGY INC
filed 2007-08-14
CIK 1092839

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 001-32497

DUNE ENERGY, INC.

(Exact name of small business as specified in its charter)

Delaware	95-4737507
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Two Shell Plaza, 777 Walker Street, Suite 2450, Houston, Texas 77002

(Address of principal executive offices)

(713) 229-6300

(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 77,941,679 shares of Common Stock, $.001 per share, as of August 1, 2007.

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements.

Dune Energy, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2007	December 31, 2006
		(As adjusted)
ASSETS
Current assets:
Cash	$83,580,682	$3,574,705
Accounts receivable, net of reserve for doubtful accounts of $396,629 and $0	14,775,134	3,849,929
Other current assets	4,538,132	132,272

Total current assets	102,893,948	7,556,906

Oil and gas properties, using successful efforts accounting – proved properties	468,732,319	84,912,754
Less accumulated depreciation, depletion, amortization and impairment	(47,151,788)	(39,032,744)

Net oil and gas properties	421,580,531	45,880,010

Property and equipment, net of accumulated depreciation of $44,687 and $16,721	2,081,281	46,046
Deferred financing costs, net of accumulated amortization of $722,405 and $310,711	29,769,174	1,181,554
Deposit - related party	500,000	500,000
Other assets	3,120,572	500,000

TOTAL ASSETS	$559,945,506	$55,664,516

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$42,859,011	$4,685,398
Accounts payable and accrued liabilities - related party	404,265	—
Other current liabilities	1,227,231	—
Current portion of long-term debt	328,537	4,786,000

Total current liabilities	44,819,044	9,471,398

Long-term debt	300,000,000	27,815,223
Long-term debt - related party	—	27,423,932
Other long-term liabilities	11,646,944	1,397,649

Total liabilities	356,465,988	66,108,202

Convertible preferred stock, liquidation preference of $1,000 per share, 216,000 shares issued and outstanding	216,000,000	—

Commitments and contingencies	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 200,000,000 shares authorized, 77,941,679 and 59,430,172 shares issued and outstanding	77,942	59,430
Additional paid-in capital	70,416,001	43,585,518
Unrealized gain on hedge contracts	1,816,564	—
Accumulated deficit	(84,830,989)	(54,088,634)

Total stockholders’ deficit	(12,520,482)	(10,443,686)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$559,945,506	$55,664,516

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(As adjusted)		(As adjusted)
Revenues	$14,012,386	$1,236,471	$17,006,800	$2,537,291

Operating expenses:
General and administrative expense	7,817,984	1,478,925	9,559,356	2,777,109
Direct operating expense	6,895,752	366,689	7,744,025	718,373
Exploration costs	40,782	25,121	340,939	643,619
Accretion expense	258,042	2,059	266,530	4,058
Depletion, depreciation and amortization	6,545,161	821,294	8,147,013	1,645,351
Bad debt expense	—	—	396,629	—
Loss on impairment of assets	—	—	3,192,250	—

Total operating expense	21,557,721	2,694,088	29,646,742	5,788,510

Operating loss	(7,545,335)	(1,457,617)	(12,639,942)	(3,251,219)

Other income (expense):
Interest income	496,531	62,442	528,076	159,953
Interest expense	(8,956,484)	(923,860)	(10,954,229)	(1,963,563)
Amortization of deferred financing costs	(5,335,221)	(221,406)	(5,576,322)	(437,338)
Other expense	—	(347,748)	—	(347,748)
Gain (loss) on derivative liabilities	(890,572)	517,751	(2,099,938)	545,268

Total other income (expense)	(14,685,746)	(912,821)	(18,102,413)	(2,043,428)

Net loss	$(22,231,081)	$(2,370,438)	$(30,742,355)	$(5,294,647)

Other comprehensive income – unrealized gain on hedge contracts	1,816,564	—	1,816,564	—

Total comprehensive loss	$(20,414,517)	$(2,370,438)	$(28,925,791)	$(5,294,647)

Net loss per share:
Basic and diluted	$(0.31)	$(0.04)	$(0.47)	$(0.09)

Weighted average shares outstanding:
Basic and diluted	72,633,713	59,332,266	65,922,049	57,746,885

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30, 2007	Six months ended June 30, 2006
		(As adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,742,355)	$(5,294,647)
Adjustments to reconcile net loss to net cash from operating activities:
Exploration expense	340,939	643,619
Depletion, depreciation and amortization	8,147,013	1,645,351
Amortization of long-term debt issuance costs	5,576,322	437,338
Stock-based compensation	6,156,745	1,007,826
Accretion of asset retirement obligation	266,530	4,058
Loss on derivative mark-to-market adjustment	2,099,938	(545,268)
Bad debt expense	396,629	—
Impairment of long lived assets	3,192,250	—
Changes in:
Accounts receivable	6,359,467	63,995
Prepaid and other assets	27,566	(589,188)
Accounts payable and accrued liabilities	6,182,808	(714,908)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,003,852	(3,341,824)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Goldking, net of $1,155,720 cash received	(310,977,851)	—
Investment in proved and unproved properties	(38,113,170)	(11,790,274)
Purchase of furniture and fixtures	(181,162)	(21,533)
Increase in other assets	(8,683)	—

NET CASH USED IN INVESTING ACTIVITIES	(349,280,866)	(11,811,807)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible preferred stock	216,000,000	—
Proceeds from long-term debt	371,470,080	—
Proceeds from sale of common stock	—	22,103,232
Proceeds from exercise of options	—	100,000
Payment of long-term debt issuance cost	(34,163,943)	(103,333)
Payments on long-term debt	(103,539,178)	(8,500,000)
Payment on long-term debt – related parties	(27,831,115)	—
Payment on short-term debt	(652,853)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	421,282,991	13,599,899

NET CHANGE IN CASH BALANCE	80,005,977	(1,553,732)
Cash balance at beginning of period	3,574,705	3,754,120

Cash balance at end of period	$83,580,682	$2,200,388

SUPPLEMENTAL DISCLOSURES
Interest paid	$3,319,257	$1,294,792
Income taxes paid	—	—

NON-CASH DISCLOSURES
Common stock issued for conversion of debt	$2,692,250	$—
Common stock issued for acquisition of Goldking	18,000,000	—

See notes to consolidated financial statements.

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Dune Energy, Inc. is an independent oil and gas exploration and production company incorporated in Delaware. Our oil and gas properties are located in north Texas and the onshore and coastal regions of the Gulf Coast.

We prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first six months of 2007. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in our 2006 Form 10-KSB/A. The income statements for the three and six months ended June 30, 2007, cannot necessarily be used to project results for the full year. We have made certain reclassifications to prior year financial statements in order to conform to current year presentations.

On May 15, 2007, Dune completed the purchase of all of the issued and outstanding shares of common stock of Goldking Energy Corporation pursuant to a Stock Purchase and Sale Agreement (“SPSA”) dated effective April 13, 2007 with Goldking Energy Holdings, L.P. The accompanying consolidated financial statements include all activity for Goldking Energy Corporation from May 15, 2007 (date of acquisition). See Note 4 for discusssion of the Goldking acquisition.

Successful efforts method of accounting

Oil and gas exploration and production companies choose one of two acceptable accounting methods, successful efforts or full cost. The most significant difference between the two methods relates to the accounting treatment of drilling costs for unsuccessful exploration wells (“dry holes”) and exploration costs. With the acquisition of Goldking Energy Corporation, we elected to switch from full cost to successful efforts method of accounting for our investments in oil and gas properties, effective January 1, 2007.

Under the successful efforts method, exploration costs and dry hole costs (the primary uncertainty affecting this method) are recognized as expenses when incurred and the costs of successful exploration wells are capitalized as oil and gas properties. Entities that follow the full cost method capitalize all drilling and exploration costs including dry hole costs into one pool of total oil and gas property costs. We believe that, in light of the Goldking acquisition and our increased level of exploration and development activities, the successful efforts method of accounting provides a better matching of expenses to the period in which oil and gas production is realized. As a result, we believe that the change in accounting method was appropriate.

The calculation of depreciation, depletion and amortization of capitalized costs under the successful efforts method of accounting differs from the full cost method in that the successful efforts method requires us to calculate depreciation, depletion and amortization expense on individual properties rather than one pool of costs. In addition, under the successful efforts method, we assess our properties individually for impairment compared to one pool of costs under the full cost method.

The change in accounting method constituted a “Change in Accounting Principle,” requiring that all prior period financial statements be adjusted to reflect the results and balances that would have been reported had we been following the successful efforts method of accounting from our inception. The cumulative effect of the change in accounting method as of December 31, 2006 was to reduce the balance of our net investment in oil and gas properties and retained earnings at those dates by $4,805,966. The change in accounting method resulted in an increase in the net loss of $324,635 and $203,938 for the three months ended June 30, 2007 and 2006, respectively and an increase in the net loss of $983,133 and $1,138,041 for the six months ended June 30, 2007 and 2006, respectively. There was no material impact on earnings per share (basic and diluted) for these respective periods (see Note 8 – “Adjustment to Financial Statements-Successful Efforts” of our Notes to Consolidated Financial Statements). The change in method of accounting had no impact on cash or working capital.

Depreciation, Depletion and Amortization of Oil and Gas Properties

The application of the unit-of-production method of depreciation, depletion and amortization of oil and gas properties under the successful efforts method of accounting is applied pursuant to the simple multiplication of units produced by the costs per unit. The cost per unit is calculated by dividing the total costs associated with a property by the estimated proved oil and gas reserves on that property. The volumes or units produced and asset costs are known and while the proved reserves have a high probability of recoverability, they are based on estimates that are subject to some variability.

Impairment of Assets

Oil and Gas Properties

Like depreciation, depletion and amortization, we test for impairment of our properties based on estimates of proved reserves. Proved oil and gas properties held and used by us are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. We estimate the future undiscounted cash flows of the affected properties to judge the recoverability of the carrying amounts. Initially this analysis is based on proved reserves. However, when we believe that a property contains oil and gas reserves that do not meet the defined parameters of proved reserves, an appropriately risk adjusted amount of these reserves may be included in the impairment evaluation. These reserves are subject to much greater risk of ultimate recovery. An asset would be impaired if the undiscounted cash flows were less than its carrying value. Impairments are measured by the amount by which the carrying value exceeds its fair value.

Impairment analysis is performed on an ongoing basis. In addition to using estimates of oil and gas reserve volumes in conducting impairment analysis, it is also necessary to estimate future oil and gas prices. The impairment evaluation triggers include a significant long-term decrease in current and projected prices, or reserve volumes, an accumulation of project costs significantly in excess of the amount originally expected, and historical and current negative operating losses. Although we evaluate future oil and gas prices as part of the impairment analysis, we do not view short-term decreases in prices, even if significant, as impairment triggering events.

Long-lived assets

As with oil and gas properties, Dune reviews other long-lived assets for impairment when events and circumstances indicate a decline in the recoverability of the carrying value of such properties. Upon the evaluation of Dune’s investment in the 8% Convertible Secured Debentures issued by American Natural Energy Corporation (“ANEC”), Dune elected in the first quarter of 2007 to establish a reserve for uncollectible accounts due to ANEC’s financial situation. As a result, Dune recorded a loss on impairment of assets of $3,192,250 for the six months ended June 30, 2007.

NOTE 2 — DEBT FINANCING

On September 26, 2006, Dune amended and restated the credit agreement with Standard Bank Plc, as administrative agent, Standard Americas Inc., as collateral agent, and the lenders described therein, dated as of November 17, 2005. The amended credit agreement provided for a credit commitment of up to $50 million. During the first quarter of 2007, the lenders advanced an additional $6,449,080 of their commitment to Dune. Of the amount funded in the first quarter, $1.2 million was treated as bridge loans. The bridge loans totaled $4.5 million at March 31, 2007. Unless earlier payment was required, loans made by the lenders had to be repaid on or before August 14, 2009, provided, however, that all bridge loans were repaid on or before March 26, 2007. Dune requested and received an extension of the bridge loan repayment requirement through April 16, 2007. This loan was refinanced on April 16, 2007.

On April 13, 2007, Dune amended and restated the Amended and Restated Credit Agreement with D.B. Zwirn Special Opportunities Fund, L.P., as administrative agent, and the lenders described therein and party thereto, dated as of September 26, 2006 (the “Original Amended Credit Agreement”). They amended and restated the Original Amended Credit Agreement by means of an Amended and Restated Credit Agreement (the “Credit Agreement”), dated effective as of April 13, 2007, among us, Jefferies Funding LLC, (“Jefferies Funding”) as administrative agent, and the lenders named therein and party thereto (the “Lenders”). Subject to numerous conditions precedent and covenants, the Credit Agreement provided for a credit commitment of up to $65.0 million (the “Commitment”)

On April 16, 2007, the Lenders purchased the loans outstanding under the Original Amended Credit Agreement and advanced the remainder of the Commitment to Dune under the Credit Agreement. Funds borrowed by Dune under the Commitment were used to (i) pay the $15 million Earnest Money deposit to the Shareholder pursuant to the SPSA (see NOTE 4) and (ii) fund certain fees and expenses incurred by Dune in connection with our entering into the Credit Agreement and the proposed acquisition of the issued and outstanding shares of common stock of Goldking Energy Corporation. The remaining borrowed funds were utilized by Dune to carry out our intended plan of operations and for our working capital needs, subject to the terms of the Credit Agreement.

Some of the principal changes between the Original Amended Credit Agreement and the Credit Agreement included (a) increased borrowings at closing that allowed Dune to pay a $15 million Earnest Money deposit to the Shareholder, that allowed Dune to pay for the costs of the Goldking Energy Corporation acquisition and the Credit Agreement, and that provided additional working capital to us, (b) no provisions for additional borrowings after closing of the acquisition, (c) revision of the applicable interest rates and the financial covenants and (d) terms that require the Credit Agreement to be repaid with the proceeds from the issuance of the Senior Secured Notes (defined below) and the Preferred Stock (see NOTE 3).

Subject to various prepayment requirements under the Credit Agreement, loans made by the Lenders pursuant to the Credit Agreement were to be repaid on or before May 13, 2008. Under the Credit Agreement, interest on all loans accrued at a fluctuating interest rate per annum as shall be in effect from time to time, which rate per annum shall be equal at all times to the higher of (a) the rate of interest announced publicly by Citibank, N.A., from time to time, as its base rate and (b) 0.5% per annum plus the Federal Funds Effective Rate (the “Base Rate”) plus 5.75% until July 12, 2007, then at the Base Rate plus 6.25% from July 13,2007 until October 10, 2007, then at the Base Rate plus 6.75% from October 11, 2007 until January 8, 2008 and then at the Base Rate plus 7.25% from January 9, 2008 until May 13, 2008. All Loans under the Credit Agreement are secured by a security interest in, and the first lien on, substantially all of Dune’s assets.

We also further amended our Amended and Restated Term Loan Agreement (as amended and restated, the “Loan Agreement), with our majority shareholder, Itera Holdings BV (“Itera”), pursuant to the terms and conditions of the Lockup Letter and Agreement Regarding Subordinated Indebtedness, dated as of April 13, 2007 (the “Letter Agreement”). In accordance with the Letter Agreement, Itera agreed to a lock up of our common stock, any other equity security of Dune and any security convertible into common stock owned or held by Itera for a period commending on the date of the Letter Agreement and terminating upon the repayment of our indebtedness, obligations and liabilities under the Credit Agreement (the “Senior Debt”), provided that if the Senior Debt is paid in full contemporaneously with the closing, the lockup will continue until the date that is 90 days after closing. In addition to the foregoing, pursuant to the Letter Agreement, we may not pay or make any cash payment of any kind, whether principal or interest, under the Loan Agreement until all our Senior Debt is paid in full, unless otherwise agreed to in wiring by the Lenders.

On May 15, 2007, Dune Energy, Inc.fully discharged all of our obligations to Jefferies Funding under the Credit Agreement. The total amount repaid by us in satisfaction of our obligations was $65,758,333, representing the full outstanding commitment of $65 million under the Credit Facility plus accrued interest in the amount of $758,833. We repaid such amounts from the net proceeds from the $516 million Offering of Debt and Equity Securities as discussed below.

On May 15, 2007, we also discharged in full, all of our obligations to Itera Holdings BV (“Itera”), under that Amended and Restated Term Loan Agreement dated as of August 31, 2006 (the “Amended Term Loan”) and evidenced by that certain Amended and Restated Subordinated Convertible Note of even date therewith in the outstanding aggregate principal amount of $25 million (the “Amended Note”). The total amount repaid to Itera by us was $27,831,115, representing the outstanding principal amount under the Amended Note plus accrued interest in the amount of $2,831,115. Such amounts were repaid from the net proceeds from the $516 million Offering of Debt and Equity Securities.

On May 15, 2007, we entered into a credit agreement among us, each of our subsidiaries named therein as borrowers, each of our subsidiaries named therein as guarantors, certain lenders and Wells Fargo Foothill, Inc. (“Wells Fargo”), as arranger and administrative agent (the “WF Agreement”). Subject to the satisfaction of a Borrowing Base formula (based on the proved producing and non-producing reserves of Dune and our operating subsidiaries), numerous conditions precedent and covenants, the WF Agreement provides for a revolving credit commitment of up to $20 million, which may be extended up to $40 million upon request by us so long as no Default or Event of Default exists or would exist at time of such request (the “Revolver Commitment”), with a sub-limit of $20 million for issuance of letters of credit. Unless earlier payment is required under the WF Agreement, Advances under the Revolver Commitment must be paid on or before May 15, 2010. Under the WF Agreement, interest on advances accrues at either Wells Fargo’s Base Rate or the LIBOR rate, at our option, plus an applicable margin ranging from 0.25% to 2.0% based upon the ratio of outstanding advances and letters of credit usage under the WF Agreement to the Borrowing Base or Revolver Commitment, whichever is less. With respect to letters of credit issued under the credit agreement, fees accrue at a rate equal to the applicable margin for any LIBOR rate advances multiplied by the daily balance of the undrawn amount of all outstanding letters of credit. On May 15, 2007, we utilized approximately $5.2 million for the issuance of standby letters of credit by a Wells Fargo affiliate in substitution for outstanding letters of credit assumed under the Goldking acquisition. Additional standby letters of credit totaling $4.0 million were issued June 11, 2007 yielding a total of $9.2 million issued at June 30, 2007.

As security for our obligations under the WF Agreement, we and certain of our operating subsidiaries granted Wells Fargo a security interest in and a first lien on, all of our existing and after-acquired assets including, without limitation, the oil and gas properties and rights that we acquired in the Goldking acquisition. In addition, two of our subsidiaries, Dune Operating Company and Dune Properties Inc. (f/k/a Goldking Energy Corporation), have each guaranteed our obligations.

On May 15, 2007, we sold to Jefferies & Company, Inc. (the “Initial Purchaser”) $300 million aggregate principal amount of our 10 1/2% Senior Secured Notes due 2012 (“Senior Secured Notes”) at a purchase price of $288 million. Net proceeds from the sale of the Senior Secured Notes together with the net proceeds from the sale of our 10% Senior Redeemable Convertible Preferred Stock were used primarily to acquire all of the issued and outstanding capital stock of Goldking Energy Corporation, to discharge outstanding indebtedness and for general working capital.

The Senior Secured Notes, bearing interest at the rate of 10 1/2 % per annum, were issued under that certain indenture, dated May 15, 2007, among us, the guarantors named therein, and The Bank of New York Trust Company NA, as trustee (the “Indenture”). The Indenture contains customary representations and warranties on our part as well as typical restrictive covenants whereby we have agreed, among other things, to limitations to incurrence of additional indebtedness, declaration of dividends, issuance of capital stock, sale of assets and corporate reorganizations, as well as impairment of collateral securing our obligations under the Senior Secured Notes.

The Senior Secured Notes are subject to redemption by Dune (i) prior to June 1, 2010, in connection with equity offerings at a repurchase price equal to 110.5% of the aggregate principal amount plus accrued interest for up to 35% of the outstanding principal amount of the Senior Secured Notes, (ii) during twelve-month period beginning June 1, 2010, at a repurchase price equal to 105.25% of the aggregate principal amount plus accrued interest, and (iii) after June 1, 2011, at a repurchase price equal to 100% of the aggregate principal amount plus accrued interest. Holders of the Senior Secured Notes may put such notes to us for repurchase, at a repurchase price of 101% of the principal amount plus accrued interest, upon a change in control as defined in the Indenture.

The Senior Secured Notes are secured by a lien on substantially all of Dune’s assets, including without limitation, those oil and gas leasehold interests located in Texas and Louisiana held by our operating subsidiaries, all as more particularly described in that security agreement with the Initial Purchaser executed by us on May 15, 2007 (the “Security Agreement”). The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by each of our existing and future domestic subsidiaries.

The collateral securing the Senior Secured Notes is subject to, and made subordinate to, the lien granted to Wells Fargo under the WF Agreement, as evidenced by that certain Intercreditor Agreement of even date therewith between the Initial Purchaser, The Bank of New York Trust Company, NA, Wells Fargo Foothill, Inc. and us, among others (the “Intercreditor Agreement”).

Associated with the Senior Secured Notes and the Convertible Preferred Stock, Dune incurred deferred financing costs of $34,163,943 during the first six months of 2007. As a result of the refinancing, Dune was required to expense $4,542,177. Combined with the monthly amortization expense of $1,034,145, total amortization of deferred financing costs for the six months ended June 30, 2007 amounted to $5,576,322.

NOTE 3 — CONVERTIBLE PREFERRED STOCK

During the quarter ended June 30, 2007, we sold to Jefferies & Company, Inc. (the “Initial Purchaser”) pursuant to the Purchase Agreement dated May 1, 2007 between us and the Initial Purchaser, among others (the “Purchase Agreement”), 216,000 shares of our 10% Senior Redeemable Convertible Preferred Stock (“Preferred Stock”) for gross proceeds of $216 million. As provided in the Certificate of Designations, the Preferred Stock has a liquidation preference of $1,000 per share and pays a dividend at a rate of 10% per annum, payable quarterly, at the option of Dune, in additional shares of Preferred Stock, shares of Dune’s common stock (subject to the satisfaction of certain conditions) or cash. The Preferred Stock is initially convertible into 72 million shares of our common stock, based on an initial conversion price of $3.00 per share of the common stock. There is a one-time test for adjustment of the conversion price and the dividend rate, effective as of May 1, 2008, based upon a specified average trading price of our common stock for the 30 trading days up to and including April 30, 2008. If we meet or exceed this target, there will be no adjustment. In addition, the conversion price of the Preferred Stock will be subject to adjustment pursuant to customary anti-dilution provisions and may also be adjusted upon the occurrence of a fundamental change. The Preferred Stock is redeemable at the option of the holder on December 1, 2012 or upon a change of control. In the event we fail to redeem shares of Preferred Stock “put” to Dune by a holder, then the conversion price shall be lowered and the dividend rate increased. After December 1, 2012, Dune may redeem shares of Preferred Stock. Holders converting Preferred Stock prior to June 1, 2010 will be entitled to receive a certain make whole premium.

Net proceeds from the sale of the Preferred Stock together with the net proceeds from the sale of our Senior Secured Notes were used primarily to acquire all of the issued and outstanding capital stock of Goldking Energy Corporation, to discharge outstanding indebtedness and for general working capital.

NOTE 4 — ACQUISITION

On May 15, 2007 (the “Closing Date”), we completed our purchase of all of the issued and outstanding shares of common stock of Goldking Energy Corporation pursuant to that certain stock purchase and sale agreement (“SPSA”) dated effective April 13, 2007 with Goldking Energy Holdings, L.P. (the “Shareholder”).

Assets of Goldking Energy Corporation acquired by us include leases covering approximately 65,000 net acres of producing and non-producing properties located onshore the Louisiana and Texas Gulf Coast, and consist of interests in 23 fields and 136 producing wells. As of December 31, 2006, these properties had independently engineered proved reserves of 112.4 billion cubic feet equivalent (“Bcfe”), consisting, by category, of 48.5 Bcfe of proved developed producing, 28.8 Bcfe of proved developed non-producing, and 35.1 Bcfe of proved undeveloped reserves. Approximately 56% of the total proved reserves is natural gas. Also included in these assets is a sizeable 3-D seismic library covering several of the major fields.

The purchase price was $328,500,000, paid as follows: (a) $310,500,000 in cash and (b) 10,055,866 shares of our common stock, representing shares having a value of $18,000,000 based on the closing price for our common stock on the American Stock Exchange on April 13, 2007. The cash portion of the purchase price was financed from the net proceeds of the $516 million offering of debt and equity securities. The shares were not registered under state or federal securities laws as of the closing; however, on the Closing Date we entered into a registration rights agreement with the Shareholder, pursuant to which we agreed to file a registration statement covering the shares for resale within 90 days from the Closing Date, and to cause such registration statement to become effective within 180 days following the Closing Date. Failure by us to timely file and/or have declared effective such registration statement will result in the imposition of certain penalties, in either cash or additional shares of our common stock. We incurred additional costs of $1,633,571 related to the acquisition.

The acquisition has been accounted for in accordance with the provisions of Statement of Financial Standards (“SFAS”) No. 141, “Business Combinations.” The total purchase price was allocated to the net tangible assets based on the estimated fair values. No goodwill was recorded as there was no excess of the purchase price over the net tangible assets. The preliminary allocation of the purchase price was based upon valuation data as of May 15, 2007 and the estimates and assumptions are subject to change. The initial purchase price allocation may be adjusted within one year of the effective date of the acquisition for changes in estimates of the fair value of assets acquired and liabilities assumed based on the results of the purchase price allocation process. The preliminary allocation of the purchase price is as follows:

Assets:
Cash and equivalents	$1,155,720
Accounts receivable	17,681,299
Other current assets	3,954,840
Oil and natural gas properties	346,047,337
Other assets	4,739,050

Liabilities:
Accounts payable and accrued liabilities	(32,192,616)
Current maturities of long-term debt	(981,390)
Other liabilities	(10,270,669)

$330,133,571

The following unaudited pro forma information assumes the acquisition of Goldking Energy Corporation occurred as of the beginning of each period. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

	As Reported	Pro-Forma
Three months ended June 30, 2007
Revenues	$14,012,386	$24,437,474
Net Loss	(22,231,081)	(17,914,151)
Loss Per Share	(0.31)	(0.23)

Three months ended June 30, 2006
Revenues	$1,236,471	$24,938,888
Net Loss	(2,370,438)	(10,774,654)
Loss Per Share	(0.04)	(0.16)

Six months ended June 30, 2007
Revenues	$17,006,800	$45,283,655
Net Loss	(30,742,355)	(43,697,079)
Loss Per Share	(0.47)	(0.59)

Six months ended June 30, 2006
Revenues	$2,537,291	$48,808,639
Net Loss	(5,294,647)	(19,536,337)
Loss Per Share	(0.09)	(0.29)

NOTE 5 — COMMON STOCK

On February 1, 2006, Dune sold a total of 9,000,000 shares of common stock at a price of $2.65 per share in a private equity offering. Gross proceeds raised in the offering were $23,850,000. From the gross proceeds, Dune paid the investment bankers a placement agent fee of $1,192,500 (5% of the gross proceeds), a financial advisory fee of $477,000 (2% of the gross proceeds) and expenses of $104,184, of which $26,916 had been prepaid as of December 31, 2005. Dune also issued a warrant exercisable for up to 900,000 shares of its common stock at an exercise price of $2.65 per share. Pursuant to rights granted by Dune to investors in the February offering, Dune was required to file a registration statement covering all shares purchased and to have such registration statement declared effective June 1, 2006. Because such registration statement was not declared effective by the SEC until July 5, 2006, Dune was required to pay to the investors a registration failure penalty equal to one and one-half percent (1.5%) of their aggregate investment for each 30-day period beyond June 1, 2006. This resulted in Dune paying investors in the February offering an aggregate of $395,168 of which $347,748 was recorded in the six months ended June 30, 2006.

On January 24, 2007, Dune granted stock options for services, exercisable in the aggregate, for up to 500,000 shares of common stock to 6 non-employee directors and its president. Such options vested immediately, expire in five years and are exercisable at $1.94 per share. The weighted average fair value of the options was $1.57. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rate of 4.4%, (2) expected option life is the actual remaining life of the options, (3) expected volatility is 112% and (4) zero expected dividends.

During the six months ended June 30, 2007, Dune acquired 8% Convertible Secured Debentures issued by American Natural Energy Corp. (“ANEC”), in the aggregate principal amount of $4,895,000. As consideration for the debentures, Dune issued a total of 1,380,641 shares of common stock valued at $1.95 per share, for aggregate consideration of $2,692,250 or 55% of the principal face amount of the debentures acquired by Dune. Due to the poor financial condition of ANEC, Dune elected to establish an impairment of assets for the entire balance tendered of $2,692,250 along with the prior year’s balance of $500,000. Also, Dune elected to establish a reserve for doubtful accounts related to the revenue receivable from ANEC of $396,629.

On April 12, 2007, our board of directors approved the grant of five-year stock options for services to two individuals unaffiliated with Dune, to purchase up to an aggregate of 500,000 shares of our common stock, at an exercise price of $1.87 (the closing share price on such date). The options vested upon the successful completion of the Goldking acquisition on May 15, 2007. Holders of the options were also granted certain piggy-back registration rights.

On April 17, 2007, we entered into four new employment agreements (collectively, the “Employment Agreements”), pursuant to which we: (a) engaged James A. Watt to serve as our President and Chief Executive Officer, (b) engaged Frank T. Smith, Jr. to serve as Senior Vice President and Chief Financial Officer and (c) extended and modified our employment arrangements with each of Alan Gaines and Amiel David. Under the new Employment Agreements, Mr. Gaines will continue to serve as our Chairman and consented to no longer serve as Chief Executive Officer and Dr. David agreed to resign as President and Chief Operating Officer and to serve as Senior Advisor to our Board of Directors. We also entered into restricted stock agreements with each of the foregoing individuals, pursuant to which we issued 7,075,000 shares of our common stock.

On May 15, 2007, as partial consideration for all the outstanding shares of capital stock of Goldking Energy Corporation, Dune issued 10,055,866 shares of our common stock having a value of $18,000,000 based on the closing price for our common stock on the American Stock Exchange on April 13, 2007.

NOTE 6 — HEDGING

Hedging Arrangements

In accordance with a requirement of the WF Agreement, we and our operating subsidiaries also entered into a Swap Agreement (“Swap Agreement”) with Wells Fargo. The WF Agreement provides that we put in place, on a rolling six month basis, separate swap hedges, as adjusted from time to time as specified therein, with respect to notional volumes of not less than 50% and not more than 80% of the estimated aggregate production from (i) Proved Developed Producing Reserves (as defined in the WF Agreement) and (ii) estimated drilling by us and our subsidiaries with respect to each of crude oil and natural gas.

In addition to the Swap Agreement, Wells Fargo assumed the rights, liabilities, duties and obligations of Goldking under seven prior crude oil and five prior natural gas hedging arrangements between Goldking and various other banking institutions. These hedging arrangements consist of three fixed swaps, one swap and cap, seven collars and one three-way collar and are summarized as follows:

DUNE ENERGY, INC.

Current Hedge Positions

Crude Trade Details

Instrument	Beg. Date	Ending Date	Floor	Ceiling	Fixed	Total Bbls 2007	Bbl/d	Total Bbls 2008	Bbl/d	Total Bbls 2009	Bbl/d	Total Volumes
Collar	Jan-07	Dec-07	$55.00	$65.25		60,000	326		—		—	60,000
Collar	Jan-07	Dec-07	$65.00	$94.60		18,000	98		—		—	18,000
Collar	Jan-08	Dec-08	$65.00	$89.10			—	96,000	262		—	96,000
Collar	Jan-09	Dec-09	$55.00	$60.95			—		—	264,000	723	264,000
Puts	Jan-07	Dec-07	$65.00			78,000	424		—		—	78,000
Puts	Jan-08	Dec-08	$65.00				—	120,000	328		—	120,000
Swap	Jan-07	Dec-07			$69.05	66,000	359		—		—	66,000
Swap	Jan-08	Dec-08			$69.60		—	120,000	328		—	120,000
Swap/Cap	Jan-07	Dec-09		$72.50	$60.00	12,900	70	16,800	46	10,080	28	39,780

						234,900	1,277	352,800	964	274,080	751	861,780

					Days	184		366		365

			Hedged Daily Production			1,277		964		751

						Natural Gas Trade Details
Instrument	Beg. Date	Ending Date	Floor	Ceiling	Fixed	Total Mmbtu 2007	Mmbtu/d	Total Mmbtu 2008	Mmbtu/d	Total Mmbtu 2009	Mmbtu/d
Collar	Jan-07	Dec-07	$8.50	$10.85		360,000	1,957		—		—	360,000
Collar	Jan-08	Dec-08	$8.00	$10.50			—	480,000	1,311		—	480,000
Collar	Jan-09	Dec-09	$7.25	$8.77			—		—	1,680,000	4,603	1,680,000
Puts	Feb-07	Jan-08	$3.75			60,000	326	10,000	27		—	70,000
Puts	Jan-07	Dec-07	$8.50			360,000	1,957		—		—	360,000
Puts	Jan-08	Dec-08	$8.50				—	720,000	1,967		—	720,000
Swap	Jan-07	Dec-07			$7.94	720,000	3,913		—		—	720,000
Swap	Jan-08	Dec-08			$8.14		—	960,000	2,623		—	960,000
3-Way Collar	Jan-07	Dec-09	$6.62			94,500	514	165,000	451	123,000	337	382,500
				$13.35	$6.62	283,500	1,541	495,000	1,352	369,000	1,011	1,147,500

						1,878,000	10,208	2,830,000	7,731	2,172,000	5,951	6,880,000

					Days	184		366		365

		Hedged Daily Production				10,208		7,731		5,951

Dune hedges a portion of forecasted crude oil and natural gas production volumes with derivative instruments. Dune uses various derivative instruments in connection with anticipated crude oil and natural gas sales to minimize the impact of commodity price fluctuations. The instruments include fixed price swaps, put options and costless collars. A collar is a combination of a purchased put option and sold call option. Dune accounts for its production hedge derivative instruments as defined in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (herein referred as “SFAS 133”). Under SFAS 133, all derivatives are recorded at fair value on the balance sheet.

Those derivatives designated as cash flow hedges that meet certain requirements are granted hedge accounting treatment. Generally, utilizing cash flow hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded in “Unrealized gain on hedge contracts” until the underlying production is sold and delivered. At June 30, 2007, unrealized gain on hedge contracts was $1,816,564.

Dune is exposed to the risk that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting. Ineffectiveness, as defined, results when the change in the total fair value of the derivative instrument is greater than the change in the value of Dune’s expected future cash receipt for sale of production. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is recorded to “gain (loss) on derivative liabilities” in the statement of operations. Likewise, if a hedge ceases to qualify for hedge accounting, those periodic changes in the fair value of derivative instruments are recorded to “gain (loss) on derivative liabilities” in the statement of operations in the period of the change. For the six months ended June 30, 2007 and 2006, Dune recorded a loss of $2,099,938 and gain of $545,268 on the derivatives, respectively.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Dune and its subsidiaries are involved in litigation in the ordinary course of business. These proceedings are subject to the uncertainties inherent in any litigation. Dune is defending itself vigorously in all such matters and does not believe that the ultimate disposition of such proceedings will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

During 2006, EOG Resources, Inc. (“EOG”) stated its intent to exercise a preferential right to purchase certain interests in the Wieting Gas Unit at Chocolate Bayou Field, Brazoria County, Texas, which, Goldking acquired from EnerVest Energy, L.P during 2005. Dune believes it is likely that any dispute on this matter will be resolved among Dune, EOG and EnerVest. If unsuccessful however, Dune may be required to assign its interest in the Wieting Gas Unit to EOG in return for an allocated portion of the purchase price, which is not anticipated to exceed $720,000, minus any net proceeds received from these interests after the July 1, 2005 effective date of purchase by Goldking. In this event it is likely that Dune will seek additional compensation from EnerVest for its handling of this matter.

NOTE 8 — ADJUSTMENT TO FINANCIAL STATEMENTS – SUCCESSFUL EFFORTS

As a result of our election to change our method of accounting for investments in oil and gas properties, adjustments have been made to the financial statements of prior periods as required by SFAS No. 154, Accounting Changes and Error Corrections. The effects of the change as it relates to financial data for the periods presented are displayed:

Dune Energy, Inc.

Consolidated Balance Sheet

December 31, 2006

(Unaudited)

	As Previously Reported Under Full Cost	As Reported Under Successful Efforts	Effect of Change
ASSETS
Current assets	$7,556,906	$7,556,906	$—
Property and equipment	46,046	46,046	—
Oil and gas properties, net	41,074,044	45,880,010	4,805,966
Other non-current assets	2,181,554	2,181,554	—

TOTAL ASSETS	$50,858,550	$55,664,516	$4,805,966

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities	$9,471,398	$9,471,398	$—
Total non-current liabilities	56,636,804	56,636,804	—

Total liabilities	66,108,202	66,108,202	—

STOCKHOLDERS’ DEFICIT
Common stock	59,430	59,430	—
Additional paid-in capital	43,585,518	43,585,518	—
Accumulated deficit	(58,894,600)	(54,088,634)	4,805,966

Total stockholders’ deficit	(15,249,652)	(10,443,686)	4,805,966

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$50,858,550	$55,664,516	$4,805,966

Dune Energy, Inc.

Consolidated Balance Sheet

June 30, 2007

(Unaudited)

	As Previously Reported Under Full Cost	As Reported Under Successful Efforts	Effect of Change
ASSETS
Current assets	$102,893,948	$102,893,948	$—
Property and equipment	2,081,281	2,081,281	—
Oil and gas properties, net	422,563,664	421,580,531	(983,133)
Other non-current assets	33,389,746	33,389,746	—

TOTAL ASSETS	$560,928,639	$559,945,506	$(983,133)

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities	$44,819,044	$44,819,044	$—
Total non-current liabilities	311,646,944	311,646,944	—

Total liabilities	356,465,988	356,465,988	—

Convertible preferred stock	216,000,000	216,000,000	—

STOCKHOLDERS’ DEFICIT
Common stock	77,942	77,942	—
Additional paid-in capital	70,416,001	70,416,001	—
Unrealized loss on hedge contracts	1,816,564	1,816,564
Accumulated deficit	(83,847,856)	(84,830,989)	(983,133)

Total stockholders’ deficit	(11,537,349)	(12,520,482)	(983,133)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$560,928,639	$559,945,506	$(983,133)

Dune Energy, Inc.

Consolidated Statement of Operations

Three months ended June 30, 2006

(Unaudited)

	As Previously Reported Under Full Cost	As Reported Under Successful Efforts	Effect of Change
Revenues	$1,236,471	$1,236,471	$—

Operating expenses:
General and administrative expense	1,478,925	1,478,925	—
Direct operating expenses	366,689	366,689	—
Exploration costs	—	25,121	25,121
Accretion expense	2,059	2,059	—
Depletion, depreciation and amortization	642,477	821,294	178,817
Proved property impairment expense			—

Total operating expense	2,490,150	2,694,088	203,938

Operating loss	(1,253,679)	(1,457,617)	(203,938)

Other income (expense):
Interest income	62,442	62,442	—
Interest expense	(923,860)	(923,860)	—
Amortization of deferred financing costs	(221,406)	(221,406)	—
Loss on derivative liabilities	(347,748)	(347,748)	—
Other expense	517,751	517,751	—

Total other income (expense)	(912,821)	(912,821)	—

Net loss	$(2,166,500)	$(2,370,438)	$(203,938)

Net loss per share:
Basic and diluted	$(0.04)	$(0.04)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	59,332,266	59,332,266	—

Dune Energy, Inc.

Consolidated Statement of Operations

Six months ended June 30, 2006

(Unaudited)

	As Previously Reported Under Full Cost	As Reported Under Successful Efforts	Effect of Change
Revenues	$2,537,291	$2,537,291	$—

Operating expenses:
General and administrative expense	2,777,109	2,777,109	—
Direct operating expenses	718,373	718,373	—
Exploration costs	—	643,619	643,619
Accretion expense	4,058	4,058	—
Depletion, depreciation and amortization	1,150,929	1,645,351	494,422

Total operating expense	4,650,469	5,788,510	1,138,041

Operating loss	(2,113,178)	(3,251,219)	(1,138,041)

Other income (expense):
Interest income	159,953	159,953	—
Interest expense	(1,963,563)	(1,963,563)	—
Amortization of deferred financing costs	(437,338)	(437,338)	—
Loss on derivative liabilities	(347,748)	(347,748)	—
Other expense	545,268	545,268	—

Total other income (expense)	(2,043,428)	(2,043,428)	—

Net loss	$(4,156,606)	$(5,294,647)	$(1,138,041)

Net loss per share:
Basic and diluted	$(0.07)	$(0.09)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	57,746,885	57,746,885	—

Dune Energy, Inc.

Consolidated Statement of Operations

Three months ended June 30, 2007

(Unaudited)

	Under Full Cost	As Reported Under Successful Efforts	Effect of Change
Revenues	$14,012,386	$14,012,386	$—

Operating expenses:
General and administrative expense	7,817,984	7,817,984	—
Direct operating expenses	6,895,752	6,895,752	—
Exploration costs	—	40,782	40,782
Accretion expense	258,042	258,042	—
Depletion, depreciation and amortization	6,261,308	6,545,161	283,853

Total operating expense	21,233,086	21,557,721	324,635

Operating loss	(7,220,700)	(7,545,335)	(324,635)

Other income (expense):
Interest income	496,531	496,531	—
Interest expense	(8,956,484)	(8,956,484)	—
Amortization of deferred financing costs	(5,335,221)	(5,335,221)	—
Loss on derivative liabilities	(890,572)	(890,572)	—

Total other income (expense)	(14,685,746)	(14,685,746)	—

Net loss	$(21,906,446)	$(22,231,081)	$(324,635)

Net loss per share:
Basic and diluted	$(0.30)	$(0.31)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	72,633,713	72,633,713	—

Dune Energy, Inc.

Consolidated Statement of Operations

Six months ended June 30, 2007

(Unaudited)

	Under Full Cost	As Reported Under Successful Efforts	Effect of Change
Revenues	$17,006,800	$17,006,800	$—

Operating expenses:
General and administrative expense	9,559,356	9,559,356	—
Direct operating expenses	7,744,025	7,744,025	—
Exploration costs	—	340,939	340,939
Accretion expense	266,530	266,530	—
Depletion, depreciation and amortization	7,504,819	8,147,013	642,194
Bad debt expense	396,629	396,629	—
Loss on impairment of long-lived assets	3,192,250	3,192,250	—

Total operating expense	28,663,609	29,646,742	983,133

Operating loss	(11,656,809)	(12,639,942)	(983,133)

Other income (expense):
Interest income	528,076	528,076	—
Interest expense	(10,954,229)	(10,954,229)	—
Amortization of deferred financing costs	(5,576,322)	(5,576,322)	—
Loss on derivative liabilities	(2,099,938)	(2,099,938)	—

Total other income (expense)	(18,102,413)	(18,102,413)	—

Net loss	$(29,759,222)	$(30,742,355)	$(983,133)

Net loss per share:
Basic and diluted	$(0.45)	$(0.47)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	65,922,049	65,922,049	—

Dune Energy, Inc.

Consolidated Statement of Cash Flows

Six months ended June 30, 2006

(Unaudited)

	As Previously Reported Under Full Cost	As Reported Under Successful Efforts	Effect of Change
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,156,606)	$(5,294,647)	$(1,138,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	1,150,929	1,645,351	494,422
Exploration costs	—	643,619	643,619
Amortization of deferred financing costs	437,338	437,338	—
Share-based compensation	1,007,826	1,007,826	—
Accretion of asset retirement obligation	4,058	4,058	—
Loss on derivative mark-to-market adjustment	(545,268)	(545,268)	—
Changes in:			—
Accounts receivable	63,995	63,995	—
Other current assets	(589,188)	(589,188)	—
Accounts payable and accrued liabilities	(714,908)	(714,908)	—

NET CASH USED IN OPERATING ACTIVITIES	(3,341,824)	(3,341,824)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved and unproved properties	(11,790,274)	(11,790,274)	—
Other cash flows from investing activities	(21,533)	(21,533)	—

NET CASH USED IN INVESTING ACTIVITIES	(11,811,807)	(11,811,807)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,599,899	13,599,899	—

NET CHANGE IN CASH BALANCE	(1,553,732)	(1,553,732)	—
Cash balance at beginning of period	3,754,120	3,754,120	—

Cash balance at end of period	$2,200,388	$2,200,388	$—

SUPPLEMENTAL DISCLOSURES

Interest paid	$1,294,792	$1,294,792	$—
Income taxes paid	—	—	—

Dune Energy, Inc.

Consolidated Statement of Cash Flows

Six months ended June 30, 2007

(Unaudited)

	Under Full Cost	As Reported Under Successful Efforts	Effect of Change
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(29,759,222)	$(30,742,355)	$(983,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Exploration costs	—	340,939	340,939
Depletion, depreciation and amortization	7,504,819	8,147,013	642,194
Amortization of deferred financing costs	5,576,322	5,576,322	—
Share-based compensation	6,156,745	6,156,745	—
Accretion of asset retirement obligation	266,530	266,530	—
Bad debt expense	396,629	396,629
Impairment of long-lived assets	3,192,250	3,192,250
Loss on derivative mark-to-market adjustment	2,099,938	2,099,938	—
Changes in:			—
Accounts receivable	6,359,467	6,359,467	—
Other current assets	27,566	27,566	—
Accounts payable and accrued liabilities	6,182,808	6,182,808	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,003,852	8,003,852	—

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved and unproved properties	(349,091,021)	(349,091,021)	—
Other cash flows from investing activities	(189,845)	(189,845)	—

NET CASH USED IN INVESTING ACTIVITIES	(349,280,866)	(349,280,866)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	421,282,991	421,282,991	—

NET CHANGE IN CASH BALANCE	80,005,977	80,005,977	—
Cash balance at beginning of period	3,574,705	3,574,705	—

Cash balance at end of period	$83,580,682	$83,580,682	$—

SUPPLEMENTAL DISCLOSURES

Interest paid	$3,319,257	$3,319,257	$—
Income taxes paid	—	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to financial statements, and our 2006 Form 10-KSB/A.

Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy, and financial condition before we make any forward-looking statements, but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, exploitation, development, and acquisition expenditures as well as revenue, expense, and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses, and interest costs that we believe are reasonable based on currently available information.

We intend to focus our development and exploration efforts in our Gulf Coast properties, and utilize low risk extensional drilling in the Barnett Shale. We believe that our extensive acreage position will allow us to grow organically through low risk drilling in the near term. We have attractive opportunities to expand our reserve base through field extensions, delineating deeper formations within existing fields and high risk/high reward exploratory drilling for 2008 and beyond. We will review and rationalize our properties on a continuous basis in order to optimize our existing asset base.

We expect to maintain and utilize our technical and operations teams’ knowledge of salt-dome structures and multiple stacked producing zones common in the Gulf Coast to enhance our growth prospects and reserve potential. We will employ technical advancements, including 3-D seismic data, pre-stack depth migration and directional drilling to identify and exploit new opportunities in our asset base. We also plan to employ the latest drilling, completion and fracturing technology in all of our wells to enhance recoverability and accelerate cash flows associated with these wells.

We continually review opportunities to acquire producing properties, leasehold acreage and drilling prospects that are in core operating areas. We are seeking to acquire operational control of properties that we believe have a solid proved reserves base coupled with significant exploitation and exploration potential. We intend to continue to evaluate acquisition opportunities and make acquisitions that we believe will further enhance our operations and reserves in a cost effective manner.

Liquidity and Capital Resources

On June 30, 2007, our current assets exceeded our current liabilities by $58.1 million. Our current ratio was 2.3 to 1 owing largely to $83.6 million in cash remaining from the capital raise after the purchase of Goldking Energy Corporation. During the first six months of 2007 compared to the first six months of 2006, net cash flow provided by operations increased by $11.3 million, primarily because of the Goldking acquisition and higher oil and gas production. Oil and gas revenues increased by $14.5 million, as the 45 days of Goldking production accounted for 55% of the sales for the period and 65% of the overall increase in production. A slight increase in average prices of $0.54 per Mcfe, or 7%, also added to the gain.

The interest on the Senior Secured Note is due and payable on December 1, 2007 and semi-annually thereafter. The principle on the Senior Secured Notes is not due until 2012. The convertible preferred stock is not redeemable until December 1, 2012 or upon a change in control. Dividends are payable quarterly commencing on September 1, 2007 with the Company having the option of paying dividends on the convertible preferred stock in shares of common stock, shares of preferred stock or cash.

Results of Operations

We recorded net loss for the three months ended June 30, 2007 of $22.2 million or $0.31 basic and diluted loss per share compared to $2.4 million or $0.04 basic and diluted loss per share for the three months ended June 30, 2006. For the first six months of 2007 we recorded net loss of $30.7 million or $0.47 basic and diluted loss per share compared to $5.3 million or $0.09 basic and diluted loss per share for the first six months of 2006. Net loss for the three and six months ended June 30, 2007 was greater than in the prior year primarily because of increased unit cost of operations and significantly higher interest and financing expense. The following table reflects the increase or decrease in oil and gas sales revenue due to the changes in prices and volumes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except prices)
Gas production volume (Mcf)	1,083	148	1,506	272
Gas sales revenue	$7,654	$954	$10,022	$1,820
Price per Mcf	$7.07	$6.45	$6.66	$6.69

Increase (decrease) in gas sales revenue due to:
Change in production volume	$6,609		$8,212
Change in prices	91		(10)

Total increase in gas sales revenue	$6,700		$8,202

Oil production volume (Bbls)	97	4	107	11
Oil sales revenue	$6,335	$266	$6,938	$664
Price per barrel	$65.31	$63.32	$64.64	$60.45

Increase in oil sales revenue due to:
Change in production volume	$6,060		$6,228
Change in prices	9		46

Total increase in oil sales revenue	$6,069		$6,274

Total production Mcfe	1,665	173	2,150	338
Price per Mcfe	$8.40	$7.05	$7.89	$7.35

Revenues

Revenue for the current quarter ended 2007 increased $12.8 million from the comparable 2006 quarter. The Goldking acquisition made up $10.2 million of this increase with oil volumes of 86,566 bbls at an average price of $64.96/bbl and gas volumes of 572,380 mcfs at an average price of $7.98/mcf. The remaining increase for the second quarter of $2.6 million results from increased oil sales of 6,187 bbls and 362,518 mcfs. These increases are primarily attributable to the results of the Company’s drilling program in the Barnett Shale area which reflected an additional 15 wells producing during the quarter.

Revenue for the current six months ended 2007 increased $14.5 million from the comparable 2006 period. The Goldking acquisition made up $10.2 million of this increase with volumes of 86,566 bbls at an average price of $64.96/bbl and 572,380 mcfs at an average price of $7.98/mcf. The remaining increase for the six month period of $4.3 million results from increased oil sales of 9,792 bbls and 661,445 mcfs. As previously mentioned, this increase is primarily attributable to 15 additional wells drilled and brought on production in the Barnett Shale.

Operating expenses

General and administrative expense (G&A expense)

G&A expense for the current quarter ended 2007 increased $6.3 million from the comparable 2006 quarter. The Goldking acquisition made up $1.0 million of this increase. The remaining $5.3 million is primarily attributable to stock-based compensation which resulted from the April 12, 2007 grant of stock options to purchase up to 500,000 shares of common stock to two individuals unaffiliated with Dune and the April 17, 2007 grant of restricted stock agreements to four officers to receive up to 7,075,000 shares of common stock. Stock-based compensation amounted to $4.7 million in the second quarter of 2007.

G&A expense for the current six months ended 2007 increased $6.8 million from the comparable 2006 period. The Goldking acquisition made up $1.0 million of this increase with the remaining $5.8 million primarily attributable to stock-based compensation. The increase in stock-based compensation for the first six months of 2007 totaled $5.1 million and was attributable to the stock options granted January 24, 2007 and April 12, 2007 as well as the shares issued relative to the restricted stock agreements dated April 17, 2007.

Direct operating expense

Direct operating expense for the current quarter ended 2007 increased $6.5 million from the comparable 2006 quarter. The Goldking acquisition made up $5.8 million of this increase. The remaining $0.7 million is related to increased operating costs associated with the Company’s drilling program in the Barnett Shale.

Direct operating expense for the current six months ended 2007 increased $7.0 million from the comparable 2006 period. The Goldking acquisition made up $5.8 million of this amount with the remaining increase of $1.2 million attributable to increased production costs in the Barnett Shale area. Also, many of the Goldking properties required significant workover expenses that are not anticipated to be continuing in future quarters.

Exploration costs

Associated with the Company’s conversion from the full cost method to the successful efforts method of accounting for our investments in oil and gas properties, exploration costs are expensed as incurred. Exploration costs for the current quarter ended 2007 totaled $40,782 compared to $25,121 in the second quarter of 2006. This volume of activity reflects the Company’s focus on evaluating exploration opportunities associated with the Goldking acquisition which occurred May 15, 2007.

Additionally, exploration costs for the current six months ended 2007 totaled $0.3 million compared to $0.6 million in 2006. This reduction of $0.3 million further demonstrates the focus on evaluating exploration opportunities associated with the Goldking acquisition.

Accretion expense

Accretion expense for abandonment obligations for the current quarter ended increased from $2,059 in 2006 compared to $258,042 in 2007 representing a $255,983 increase.

Additionally, accretion expense for the current six months ended increased from $4,058 in 2006 to $266,530 in 2007 representing a $262,472 increase. Both increases reflect the impact of the Goldking acquisition which recorded $249,527 of accretion expense for the 45 days ended June 30, 2007.

Depletion, depreciation and amortization (DD&A)

As mentioned above, the Company converted from the full cost method to the successful efforts method of accounting for our investments in oil and gas properties. Associated with this conversion, the Company has restated its prior period financial statements to reflect this change. For the current quarter of 2007, the Company recorded DD&A expense of $6.5 million compared to $0.8 million for 2006 representing an increase of $5.7 million. DD&A attributable to the Goldking acquisition amounts to $4.4 million. The remaining $1.3 million is primarily attributable to the added costs and production in the Barnett Shale.

For the current six months ended 2007, the Company recorded DD&A expense of $8.1 million compared to $1.6 million for 2006 representing an increase of $6.5 million. DD&A attributable to the Goldking acquisition amounted to $4.4 million. The remaining $2.1 million for the current six months ended of 2007 is primarily attributable to the added costs and production in the Barnett Shale.

Bad debt expense

Included in revenues receivable is a balance of $0.4 million due from American Energy Corp. (“ANEC”), Due to the financial situation of ANEC, Dune elected to establish a reserve for doubtful accounts in the first quarter of 2007 for the entire balance giving rise to bad debt expense of $0.4 million in the current six months ended of 2007.

Loss on impairment of assets

In 2006, Dune purchased 8% Convertible Secured Debentures issued by ANEC in the aggregate principal amount of $3.0 million for a cash price of $0.5 million from TransAtlantic Petroleum Corp. In 2007, the Company purchased additional Debentures in the aggregate principal amount of $4.9 million by issuing 1,380,641 shares of Dune’s common stock at a price of $1.95 or $2.7 million. Due to the financial situation of ANEC, Dune elected in the first quarter of 2007 to establish a reserve for uncollectible accounts for the entire value assigned to the ANEC Debentures giving rise to a loss on impairment of assets of $3.2 million.

Operating loss

For the current quarter ended 2007, the operating loss increased $6.1 million from the comparable 2006 quarter. Additionally, the operating loss for the current six months ended of 2007 increased $9.4 million compared to 2006. The operating loss attributable to the Goldking acquisition amounted to $1.2 million. The primary components of the remaining operating loss for the current quarter of $4.9 million pertain to stock-based compensation which totaled $4.7 million. The primary components of the remaining operating loss for the current six months ended of 2007 of $8.2 million consists of stock-based compensation of $5.1 million, loss on impairment of assets of $3.2 million and bad debt expense of $0.4 million.

Other income (expense)

Interest income

Interest income increased $0.4 million in the current quarter ended of 2007 compared to the comparable 2006 quarter. Additionally, interest income increased $0.4 million for the current six months ended 2007 compared to the 2006 comparable period. These increases are attributable to interest income on large cash balances resulting from our financing arrangements of $300 million in senior secured notes and $216 million in convertible preferred stock that occurred on May 15, 2007 and June 5, 2007. Although the majority of these funds were used to finance the Goldking acquisition, cash balances at June 30, 2007 amounted to $83.6 million.

Interest expense

On May 15, 2007, the Company issued $300 million of Senior Secured Notes at the rate of 10  1/2% per annum and $180 million of Convertible Preferred Stock at the rate of 10% per annum in order to finance the Goldking acquisition. Additionally, on June 5, 2007, the Company issued an additional $36 million of Convertible Preferred Stock at a rate of 10% per annum. Finally, on April 16, 2007, the Company borrowed $65 million from Jefferies Funding at a rate of 14% per annum for 30 days as interim financing. These factors give rise to an increase in interest expense of $8.0 million for the second quarter of 2007 compared to the comparable 2006 quarter and an increase of $9.0 million for the current six months ended of 2007 compared to the comparable 2006 period.

Amortization of deferred financing costs

For the current quarter ended for 2007, amortization of deferred financing costs increased $5.1 million from the comparable 2006 quarter. Also, for the current six months ended of 2007, amortization of deferred financing costs increased $5.1 million from the comparable 2006 period. Two factors are primarily responsible for these increases. First, as a result of retiring the Petrobridge and Jefferies borrowings, the Company expensed the associated deferred loan costs totaling $4.5 million. Second, associated with the May 15, 2007 financing, the Company incurred additional deferred financing costs of $30.5 million which generates a monthly amortization expense of approximately $0.5 million.

Gain (loss) on derivative liabilities

Dune entered into derivative contracts to provide a measure of stability in the cash flows associated with the Company’s oil and gas production and to manage exposure to commodity prices. Prior to the Goldking acquisition on May 15, 2007, Dune’s derivatives were designated as fair value hedges with the changes in the fair value of the derivatives and of the hedge items attributable to the hedged risk recognized in earnings. Subsequent to May 15, 2007, Dune’s derivatives were designated as cash flow hedges with the effective portions of changes in fair value recorded in other comprehensive income and recognized in the Statement of Operations when the hedged item affects earnings. For the current quarter ended of 2007, the Company incurred a loss on derivatives of $0.9 million compared to a gain of $0.5 million for the 2006 comparable quarter giving rise to a decrease of $1.4 million. Fair value hedges through May 15, 2007 generated a gain of $0.9 million while cash flow hedges since May 15, 2007 generated a loss of $2.3 million.

Additionally, for the current six months ended of 2007, the Company incurred a loss on derivative liabilities of $2.1 million compared to a gain of $0.5 million for the 2006 comparable period giving rise to a decrease of $2.6 million. Fair value hedges through May 15, 2007 generated a loss of $0.3 million while cash flow hedges since May 15, 2007 generated a loss of $2.3 million.

Net Loss

For the current quarter ended for 2007, the net loss increased $19.9 million from the comparable 2006 quarter. Additionally, for the six months ended for 2007, the net loss increased $25.4 million from the comparable 2006 period. The major components contributing to these changes include increases in stock-based compensation, DD&A, amortization of deferred loan costs, loss on derivative liabilities, loss on impairment of assets and interest expense as more fully detailed above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is the commodity pricing available to our oil and natural gas production. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for oil and spot prices applicable to natural gas. To mitigate some of this risk, we engage periodically in certain hedging activities, including price swaps, costless collars and, occasionally, put options, in order to establish some price floor protection (see Note 6 to financial statements). We also have some exposure to market risk consisting of changes in interest rates on borrowings under our credit agreement with our senior lender. An increase in interest rates would adversely affect our operating results and the cash flow available after debt service to fund operations. We manage exposure to interest rate fluctuations by optimizing the use of fixed and variable debt.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures are effective.

During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

During the quarter ended June 30, 2007, we sold to Jefferies & Company, Inc. (the “Initial Purchaser”) pursuant to the Purchase Agreement dated May 1, 2007 between us and the Initial Purchaser, among others (the “Purchase Agreement”), 216,000 shares of our 10% Senior Redeemable Convertible Preferred Stock (“Preferred Stock”) for gross proceeds of $216 million. The rights, preferences, powers, limitations and other terms of the Preferred Stock are set forth in that Certificate of Designations filed by us with the Secretary of State of the State of Delaware on May 15, 2007 (the “Certificate of Designations”), a copy of which was filed as Exhibit 4.5 to our Current Report on Form 8-K, filed with the SEC on May 21, 2007.

As provided in the Certificate of Designations, the Preferred Stock has a liquidation preference of $1,000 per share and pays a dividend at a rate of 10% per annum, payable quarterly, at the option of the Company, in additional shares of Preferred Stock, shares of the Company’s Common Stock (subject to the satisfaction of certain conditions) or cash. The Preferred Stock is initially convertible into 72 million shares of our Common Stock, based on an initial conversion price of $3.00 per share of the Common Stock and reflecting a 20% conversion premium to the $2.50 per share closing price of our Common Stock on the American Stock Exchange on May 1, 2007. There is a one-time test for adjustment of the conversion price and the dividend rate, effective as of May 1, 2008, based upon a specified average trading price of our Common Stock for the 30 trading days up to and including April 30, 2008. If we meet or exceed this target, there will be no adjustment. In addition, the conversion price of the Preferred Stock will be subject to adjustment pursuant to customary anti-dilution provisions and may also be adjusted upon the occurrence of a fundamental change. The Preferred Stock is redeemable at the option of the holder on December 1, 2012 or upon a change of control. In the event we fail to redeem shares of Preferred Stock “put” to the Company by a holder, then the conversion price shall be lowered and the dividend rate increased. After December 1, 2012, the Company may redeem shares of Preferred Stock. Holders converting Preferred Stock prior to June 1, 2010 will be entitled to receive a certain make whole premium.

Net proceeds from the sale of the Preferred Stock together with the net proceeds from the sale of our 10.5% Senior Secured Notes due 2012 were used primarily to acquire all of the issued and outstanding capital stock of Goldking Energy Corporation, to discharge outstanding indebtedness and for general working capital.

The Preferred Stock was offered and sold by us to the Initial Purchaser pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended provided by Section 4(2) of the Securities Act, and will be offered by the Initial Purchaser within the United States only to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act.

Item 6. Exhibits

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

DUNE ENERGY, INC.

Date: August 14, 2007	By:	/s/ James A. Watt
	Name:	James A. Watt
	Title:	President and Chief Executive Officer

Date: August 14, 2007	By:	/s/ Frank T. Smith, Jr.
	Name:	Frank T. Smith, Jr.
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer