Form 10-Q/A
period 2007-03-31
DUNE ENERGY INC
filed 2007-09-21
CIK 1092839

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q/A

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

                                 (713) 229-6300
                (Issuer's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 77,941,679 shares of Common Stock, $.001 per share, as of September 18, 2007.

                                Explanatory Note

      On May 15, 2007, Dune Energy, Inc. (referred to herein as "Dune", "we", or the "Company") filed this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. Shortly after the end of such fiscal quarter, in connection with a then pending acquisition, the Company hired a new President/Chief Executive Officer and a new Chief Financial Officer. While preparing for the pending acquisition, we discovered that the natural gas price used by our independent engineers in their 2006 year end reserve report was incorrect. As a result, on April 20, 2007, we amended our Annual Report on Form 10-KSB to restate our consolidated financial statements for the year ended December 31, 2006, in order to restate proved properties impairment expense and the supplemental oil and gas information related to the revision of the reserve report of independent engineer for the correction of natural gas prices used in the calculation of year end reserves. In that amendment, we also stated that as of year end, our internal controls were not effective and that we would be implementing procedures whereby reports received from outside consultants would be more thoroughly reviewed.

      The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 is to amend Item 4 hereof to (i) state that as of March 31, 2007 our disclosure controls and procedures were not effective and
(ii) elaborate on an additional procedure we have implemented since early in the second quarter to remediate such weakness. In order to preserve the nature and character of the disclosures set forth in this Quarterly Report as originally filed, no attempt is made in this amendment to modify or update the disclosures in the original filing on May 15, 2007, except with respect to Item 4 of Part I.

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

      Shortly after the period covered by this Quarterly Report, in connection with a then pending acquisition, we discovered that the natural gas price used by our independent engineers in their 2006 year end reserve report was incorrect. As a result of such discovery, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective.

      Prior to April 2007, the Company believed it had adequate internal controls and procedures in place regarding the review and processing of reports by outside consultants. With respect to reviewing third party engineering reports, our controls and procedures included (i) validation of all input data to the final determination of oil and gas reserves ("reserve report") prior to dissemination to the independent reserve engineer; (ii) vouching the input data as provided to the independent engineer to the final reserve report; (iii) testing the calculations used by the independent reserve engineer; (iv) assessing the output of the final reserve report provided by the independent reserve engineer to predetermined and documented expectations; (v) discussing and documenting the assumptions used in the final reserve report and (vi) verifying the accuracy of the FAS 69 supplemental disclosure of oil & gas producing activities by agreeing amounts disclosed to reserve reports from prior periods, production statements, supporting calculations and other relevant documentation. Since discovering the error in our year end reserve report, we have added an additional control and procedure whereby an accounting supervisor in the Company will also review the validation and vouching functions performed by our personnel. We believe that by virtue of implementing this additional safeguard, together with the addition of several new employees to our accounting department when we acquired Goldking Energy Corporation during the second quarter, our controls surrounding the verification of information supplied to and received from our independent reserve engineers are now effective. We do not expect to incur any material costs associated with our corrective action.

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

                                    DUNE ENERGY, INC.


Date: September 21, 2007            By: /s/ James A. Watt
                                        ----------------------------------------
                                    Name: James A. Watt
                                    Title: President and Chief Executive Officer


Date: September 21, 2007            By: /s/ Frank T. Smith, Jr.
                                        ----------------------------------------
                                    Name: Frank T. Smith, Jr.
                                    Title: Chief Financial Officer

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