Form 10-Q/A
period 2007-03-31
DUNE ENERGY INC
filed 2007-10-16
CIK 1092839

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q/A
                                (Amendment No. 2)

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


      Shortly after the period covered by this Quarterly Report, during the preparation of various pro forma financial models internally generated for a then pending acquisition, our then President and Chief Operating Officer discovered that the natural gas price used by our independent engineers in their 2006 year end reserve report was incorrect. As a result of such discovery, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective.

      Prior to April 2007, the Company believed it had adequate internal controls and procedures in place regarding the review and processing of reports by outside consultants. With respect to reviewing third party engineering reports, our controls and procedures included (i) validation of all input data to the final determination of oil and gas reserves ("reserve report") prior to dissemination to the independent reserve engineer; (ii) vouching the input data as provided to the independent engineer to the final reserve report; (iii) testing the calculations used by the independent reserve engineer; (iv) assessing the output of the final reserve report provided by the independent reserve engineer to predetermined and documented expectations; (v) discussing and documenting the assumptions used in the final reserve report and (vi) verifying the accuracy of the FAS 69 supplemental disclosure of oil & gas producing activities by agreeing amounts disclosed to reserve reports from prior periods, production statements, supporting calculations and other relevant documentation. Since discovering the error in our year end reserve report, in early May 2007, we added an additional control and procedure whereby an accounting supervisor in the Company will also review the validation and vouching functions performed by our personnel. We believe that by virtue of implementing this additional safeguard, together with the addition of several new employees to our accounting department when we acquired Goldking Energy Corporation during the second quarter, our controls surrounding the verification of information supplied to and received from our independent reserve engineers were effective by mid May 2007. We do not expect to incur any material costs associated with our corrective action.


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

                                    DUNE ENERGY, INC.



Date: October 16, 2007              By: /s/ James A. Watt
                                        ----------------------------------------
                                    Name: James A. Watt
                                    Title: President and Chief Executive Officer


Date: October 16, 2007              By: /s/ Frank T. Smith, Jr.
                                        ----------------------------------------
                                    Name: Frank T. Smith, Jr.
                                    Title: Chief Financial Officer

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