Form 10-Q
period 2007-09-30
DUNE ENERGY INC
filed 2007-11-13
CIK 1092839

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 001-32497

DUNE ENERGY, INC.

(Exact name of small business as specified in its charter)

Delaware	95-4737507
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Two Shell Plaza, 777 Walker Street, Suite 2300, Houston, Texas 77002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 78,004,278 shares of Common Stock, $.001 per share, as of November 8, 2007.

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Dune Energy, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2007	December 31, 2006
		( As adjusted)
ASSETS
Current assets:
Cash	$52,869,964	$3,574,705
Accounts receivable, net of reserve for doubtful accounts of $396,629 and $0	19,915,735	3,849,929
Other current assets	2,664,979	132,272

Total current assets	75,450,678	7,556,906

Oil and gas properties, using successful efforts accounting - proved	522,123,966	84,912,754
Less accumulated depreciation, depletion, amortization and impairment	(59,713,127)	(39,032,744)

Net oil and gas properties	462,410,839	45,880,010

Property and equipment, net of accumulated depreciation of $242,264 and $16,721	2,395,271	46,046
Deferred financing costs, net of accumulated amortization of $2,198,279 and $310,711	28,352,124	1,181,554
Deposit - related party	500,000	500,000
Other assets	2,560,961	500,000

TOTAL ASSETS	$571,669,873	$55,664,516

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$64,907,772	$4,685,398
Other current liabilities	1,139,567	—
Current portion of long-term debt	—	4,786,000
Preferred stock dividend payable	1,852,980	—

Total current liabilities	67,900,319	9,471,398

Long-term debt	300,000,000	27,815,223
Long-term debt - related party	—	27,423,932
Other long-term liabilities	12,137,333	1,397,649

Total liabilities	380,037,652	66,108,202

Redeemable convertible preferred stock, liquidation preference of $1,000 per share, 750,000 shares designated, 222,359 shares issued and outstanding	222,359,000	—
Commitments and contingencies	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 1,000,000 shares authorized, 250,000 shares undesignated, no shares issued and outstanding	—	—
Common stock, $.001 par value, 200,000,000 shares authorized, 77,944,670 and 59,430,172 shares issued and outstanding	77,945	59,430
Additional paid-in capital	63,182,148	43,585,518
Accumulated unrealized loss on hedge contracts	(4,238,969)	—
Accumulated deficit	(89,747,903)	(54,088,634)

Total stockholders’ deficit	(30,726,779)	(10,443,686)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$571,669,873	$55,664,516

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(As adjusted)		(As adjusted)
Revenues	$27,510,493	$1,634,599	$44,517,293	$4,171,890

Operating expenses:
Lease operating expense & production taxes	12,037,616	426,197	19,781,641	1,144,570
Exploration costs	42,452	1,239,588	383,391	1,883,207
Accretion expense	786,806	2,136	1,053,336	6,194
Depletion, depreciation and amortization	12,758,916	787,403	20,905,929	2,432,754
General and administrative expense	5,842,565	1,123,728	15,401,921	3,900,837
Bad debt expense	—	—	396,629	—
Loss on impairment of assets	—	—	3,192,250	—

Total operating expense	31,468,355	3,579,052	61,115,097	9,367,562

Operating loss	(3,957,862)	(1,944,453)	(16,597,804)	(5,195,672)

Other income(expense):
Interest income	724,273	21,069	1,252,349	181,022
Interest expense	(5,168,843)	(1,013,540)	(16,123,072)	(2,977,103)
Amortization of deferred financing costs	(1,475,874)	(1,550,252)	(7,052,196)	(1,987,590)
Other expense	—	(224,610)	—	(572,358)
Gain (loss) on derivative liabilities	4,961,392	(13,915)	2,861,454	531,353

Total other income(expense)	(959,052)	(2,781,248)	(19,061,465)	(4,824,676)

Net loss	$(4,916,914)	$(4,725,701)	$(35,659,269)	$(10,020,348)

Preferred stock dividend	(8,211,980)	—	(8,211,980)	—

Net loss available to common shareholders	$(13,128,894)	$(4,725,701)	$(43,871,249)	$(10,020,348)

Net loss per share:
Basic and diluted	$(0.17)	$(0.08)	$(0.63)	$(0.17)

Weighted average shares outstanding:
Basic and diluted	77,941,874	59,400,333	70,089,815	58,303,929

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
		(As adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,659,269)	$(10,020,348)
Adjustments to reconcile net loss to net cash from operating activities:
Depletion, depreciation and amortization	20,905,929	2,432,754
Amortization of deferred financing costs	7,052,196	1,987,590
Stock-based compensation	7,134,872	1,203,880
Impairment of long lived assets	3,192,250	—
Exploration costs	383,391	1,883,207
Bad debt expense	396,629	—
Accretion of asset retirement obligation	1,053,336	6,194
Gain on derivative mark-to-market adjustment	(2,861,454)	(531,353)
Changes in:
Accounts receivable	1,218,865	40,457
Other assets	902,493	(68,665)
Accounts payable and accrued liabilities	28,652,227	1,447,691

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	32,371,465	(1,618,593)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Goldking, net of $1,155,720 cash received	(327,344,280)	—
Investment in proved and unproved properties	(93,180,838)	(18,466,771)
Purchase of furniture and fixtures	(692,735)	(22,178)
Increase in other assets	(41,598)	(500,000)

NET CASH USED IN INVESTING ACTIVITIES	(421,259,451)	(18,988,949)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible preferred stock	216,000,000	—
Proceeds from long-term debt	371,470,070	20,994,908
Proceeds from sale of common stock, net	18,000,000	22,103,232
Proceeds from exercise of options	—	100,000
Payment on deferred financing costs	(34,222,766)	(620,832)
Payments on long-term debt	(104,771,263)	(18,500,000)
Payments on long-term debt - related parties	(27,423,932)	—
Payments on short-term debt	(868,864)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	438,183,245	24,077,308

NET CHANGE IN CASH BALANCE	49,295,259	3,469,766
Cash balance at beginning of period	3,574,705	3,754,120

Cash balance at end of period	$52,869,964	$7,223,886

SUPPLEMENTAL DISCLOSURES
Interest paid	$3,360,886	$1,643,145
Income taxes paid	—	—

NON-CASH DISCLOSURES
Common stock issued for conversion of debt	$2,692,250	$—
Common stock issued for cashless exercise of options	3	36
Common stock issued for acquisition of Goldking	18,000,000	—
Redeemable convertible preferred stock issued to pay preferred stock dividends	6,359,000	—

See notes to consolidated financial statements.

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Dune Energy, Inc. is an independent oil and gas exploration and production company incorporated in Delaware. Our oil and gas properties are located in north Texas and the onshore and coastal regions of the Gulf Coast.

We prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first nine months of 2007. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in our 2006 Form 10-KSB/A. The income statements for the three and nine months ended September 30, 2007 cannot necessarily be used to project results for the full year. We have made certain reclassifications to prior year financial statements in order to conform to current year presentations.

On May 15, 2007, Dune completed the purchase of all of the issued and outstanding shares of common stock of Goldking Energy Corporation pursuant to a Stock Purchase and Sale Agreement (“SPSA”) dated effective April 13, 2007 with Goldking Energy Holdings, L.P. The accompanying consolidated financial statements include all activity for Goldking Energy Corporation from May 15, 2007 (date of acquisition). See Note 4 for discussion of the Goldking acquisition.

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

The change in accounting method constituted a “Change in Accounting Principle,” requiring that all prior period financial statements be adjusted to reflect the results and balances that would have been reported had we been following the successful efforts method of accounting from our inception. The cumulative effect of the change in accounting method as of December 31, 2006 was to increase the balance of our net investment in oil and gas properties and retained earnings at those dates by $4,805,966. The change in accounting method resulted in an increase (decrease) in the net loss of $(917,602) and $1,420,573 for the three months ended September 30, 2007 and 2006, respectively and an increase in the net loss of $65,531 and $2,558,614 for the nine months ended September 30, 2007 and 2006, respectively. The impact on earnings per share for the three months ended September 30, 2007 and 2006 was an increase (decrease) of ($0.01) and $0.02, respectively and an increase of $0.0 and $0.04 for the nine months ended September 30, 2007 and 2006, respectively. The change in method of accounting had no impact on cash or working capital.

Income Taxes

We account for income taxes pursuant to Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse. We have not recorded any deferred tax asset or income tax benefits from the net deferred tax assets for the nine months ended September 30, 2007 and 2006 because we do not believe the future realization of these assets is more likely than not to occur.

Effective January 1, 2007, we adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is intended to clarify the accounting for income taxes by prescribing a minimum recognition threshold for a tax position before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the requirements of FIN 48, the Company evaluated all tax years still subject to potential audit under state and federal income tax laws in reaching its accounting conclusions. As a result, the Company concluded it did not have any recognized tax benefits or any additional tax liabilities after applying FIN 48 as of the January 1, 2007 adoption date or as of the nine months ended September 30, 2007. The adoption of FIN 48 therefore had no material impact to the Company’s consolidated financial statements.

NOTE 2 — DEBT FINANCING

On May 15, 2007, we entered into a credit agreement among us, each of our subsidiaries named therein as borrowers, each of our subsidiaries named therein as guarantors, certain lenders and Wells Fargo Foothill, Inc. (“Wells Fargo”), as arranger and administrative agent (the “WF Agreement”). Subject to the satisfaction of a Borrowing Base formula (based on the proved producing and non-producing reserves of Dune and our operating subsidiaries), numerous conditions precedent and covenants, the WF Agreement provides for a revolving credit commitment of up to $20 million, which may be extended up to $40 million upon request by us so long as no Default or Event of Default exists or would exist at time of such request (the “Revolver Commitment”), with a sub-limit of $20 million for issuance of letters of credit. Unless earlier payment is required under the WF Agreement, Advances under the Revolver Commitment must be paid on or before May 15, 2010. Under the WF Agreement, interest on advances accrues at either Wells Fargo’s Base Rate or the LIBOR rate, at our option, plus an applicable margin ranging from 0.25% to 2.0% based upon the ratio of outstanding advances and letters of credit usage under the WF Agreement to the Borrowing Base or Revolver Commitment, whichever is less. With respect to letters of credit issued under the WF agreement, fees accrue at a rate equal to the applicable margin for any LIBOR rate advances multiplied by the daily balance of the undrawn amount of all outstanding letters of credit. On May 15, 2007, we utilized approximately $5.2 million for the issuance of standby letters of credit by a Wells Fargo affiliate in substitution for outstanding letters of credit assumed under the Goldking acquisition. Additional standby letters of credit totaling $4.0 million were issued June 11, 2007 and September 14, 2007 yielding a total of $13.2 million issued at September 30, 2007. There were no loans outstanding under the Revolver Commitment as of September 30, 2007.

As security for our obligations under the WF Agreement, we and certain of our operating subsidiaries granted Wells Fargo a security interest in and a first lien on all of our existing and after-acquired assets including, without limitation, the oil and gas properties and rights that we acquired in the Goldking acquisition. In addition, two of our subsidiaries, Dune Operating Company and Dune Properties, Inc. (f/k/a Goldking Operating Company) have each guaranteed our obligations.

On May 15, 2007, we sold to Jefferies & Company, Inc. (the “Initial Purchaser”) $300 million aggregate principal amount of our 10 1/2% Senior Secured Notes due 2012 (“Senior Secured Notes”) at a purchase price of $288 million. Net proceeds from the sale of the Senior Secured Notes together with the net proceeds from the sale of our Senior Redeemable Convertible Preferred Stock were used primarily to acquire all of the issued and outstanding capital stock of Goldking Energy Corporation, to discharge outstanding indebtedness and for general working capital.

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

The Senior Secured Notes are subject to redemption by Dune (i) prior to June 1, 2010, in connection with equity, offerings at a repurchase price equal to 110.5% of the aggregate principal amount plus accrued interest for up to 35% of the outstanding principal amount of the Senior Secured Notes, (ii) during twelve-month period beginning June 1, 2010, at a repurchase price equal to 105.25% of the aggregate principal amount plus accrued interest, and (iii) after June 1, 2011, at a repurchase price equal to 100% of the aggregate principal amount plus accrued interest. Holders of the Senior Secured Notes may put such notes to us for repurchase, at a repurchase price of 101% of the principal amount plus accrued interest, upon a change in control as defined in the Indenture.

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

Associated with the Senior Secured Notes and the Convertible Preferred Stock, Dune incurred deferred financing costs of $34,222,766 during the first nine months of 2007. As a result of the refinancing, Dune was required to expense $4,542,177 of such costs. Combined with the aggregate of monthly amortization expense of $2,510,019, total amortization of deferred financing costs for the nine months ended September 30, 2007 amounted to $7,052,196.

NOTE 3 — REDEEMABLE CONVERTIBLE PREFERRED STOCK

During the quarter ended June 30, 2007, we sold to Jefferies & Company, Inc. (the “Initial Purchaser”) pursuant to the Purchase Agreement dated May 1, 2007 between us and the Initial Purchaser, among others (the “Purchase Agreement”), 216,000 shares of our Senior Redeemable Convertible Preferred Stock (“Preferred Stock”) for gross proceeds of $216 million. As provided in the Certificate of Designations, the Preferred Stock has a liquidation preference of $1,000 per share and pays a dividend at a rate of 10% per annum, payable quarterly, at the option of Dune, in additional shares of Preferred Stock, shares of Dune’s common stock (subject to the satisfaction of certain conditions) or cash. The Preferred Stock is initially convertible into 72 million shares of our common stock, based on an initial conversion price of $3.00 per share of the common stock. There is a one-time test for adjustment of the conversion price and the dividend rate, effective as of May 1, 2008, based upon a specified average trading price of our common stock for the 30 trading days up to and including April 30, 2008. If we meet or exceed this target, there will be no adjustment. In addition, the conversion price of the Preferred Stock will be subject to adjustment pursuant to customary anti-dilution provisions and may also be adjusted upon the occurrence of a fundamental change as defined in the instrument. The Preferred Stock is redeemable at the option of the holder on December 1, 2012 or upon a change of control. In the event we fail to redeem shares of Preferred Stock “put” to Dune by a holder, then the conversion price shall be lowered and the dividend rate increased. After December 1, 2012, Dune may redeem shares of Preferred Stock. Holders converting Preferred Stock prior to June 1, 2010 will be entitled to receive a certain make whole premium.

Net proceeds from the sale of the Preferred Stock together with the net proceeds from the sale of our Senior Secured Notes were used primarily to acquire all of the issued and outstanding capital stock of Goldking Energy Corporation, to discharge outstanding indebtedness and for general working capital.

On September 1, 2007, Dune paid a dividend on the Preferred Stock in the amount of $6,359,040. In lieu of cash, the Company elected to issue 6,359 additional shares of Preferred Stock.

NOTE 4 — ACQUISITION

On May 15, 2007 (the “Closing Date”), we completed our purchase of all of the issued and outstanding shares of common stock of Goldking Energy Corporation pursuant to that certain stock purchase and sale agreement dated effective April 13, 2007 with Goldking Energy Holdings, L.P. (the “Shareholder”).

The purchase price was $328,500,000, paid as follows: (a) $310,500,000 in cash and (b) 10,055,866 shares of our common stock, representing shares having a value of $18,000,000 based on the closing price for our common stock on the American Stock Exchange on April 13, 2007. The cash portion of the purchase price was financed from the net proceeds of the $516 million offering of Senior Secured Notes and Preferred Stock. We incurred additional costs of $3,172,874 related to the acquisition.

The acquisition has been accounted for in accordance with the provisions of Statement of Financial Standards (“SFAS”) No. 141, “Business Combinations.” The total purchase price was allocated to the net tangible assets based on the estimated fair values. The preliminary allocation of the purchase price was based upon valuation data as of May 15, 2007 and the estimates and assumptions are subject to change. The initial purchase price allocation is subject to adjustment upon the receipt and management’s review of the final valuations and final tax returns. The final valuation is expected to be completed no later than one year from the acquisition date and any future changes in the value of net assets will be offset by a corresponding change in oil and natural gas properties. The preliminary allocation of the purchase price is as follows:

Assets:
Cash and equivalents	$1,155,720
Accounts Receivable	17,681,299
Other current assets	3,954,840
Oil and natural gas properties	347,586,640
Other assets	4,739,050

Liabilities:
Accounts payable and accrued liabilities	(32,192,616)
Current maturities of long-term debt	(981,390)
Other liabilities	(10,270,669)

$331,672,874

The following unaudited pro forma information assumes the acquisition of Goldking Energy Corporation occurred as of the beginning of each period. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

	As Reported	Pro-Forma
Three months ended September 30, 2006
Revenues	1,634,599	22,590,280
Net loss available to common shareholders	(4,725,701)	(7,874,378)
Loss per share	(0.08)	(0.11)

Nine months ended September 30, 2007
Revenues	44,517,293	72,794,148
Net loss available to common shareholders	(43,871,249)	(60,833,255)
Loss per share	(0.63)	(0.81)

Nine months ended September 30, 2006
Revenues	4,171,890	71,398,919
Net loss available to common shareholders	(10,020,348)	(16,636,414)
Loss per share	(0.17)	(0.24)

NOTE 5 — COMMON STOCK

During the nine months ended September 30, 2007, Dune acquired 8% Convertible Secured Debentures issued by American Natural Energy Corp. (“ANEC”), in the aggregate principal amount of $4,895,000. As consideration for the debentures, Dune issued a total of 1,380,641 shares of common stock valued at $1.95 per share, for aggregate consideration of $2,692,250 or 55% of the principal face amount of the debentures acquired by Dune. Due to the poor financial condition of ANEC, Dune elected to establish an impairment of assets for the entire balance tendered of $2,692,250 along with the prior year’s balance of $500,000. Also, Dune elected to establish a reserve for doubtful accounts related to the revenue receivable from ANEC of $396,629.

NOTE 6 — HEDGING AND OTHER COMPREHENSIVE INCOME

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

In addition to the Swap Agreement, Wells Fargo assumed the rights, liabilities, duties and obligations of Goldking under seven prior crude oil and five prior natural gas hedging arrangements between Goldking and various other banking institutions. These hedging arrangements are summarized as follows:

DUNE ENERGY, INC.

Current Hedge Positions as of September 30, 2007

Crude Trade Details

Instr.	Beg. Date	Ending Date	Floor	Ceiling	Fixed	Total Bbls 2007	Bbl/d	Total Bbls 2008	Bbl/d	Total Bbls 2009	Bbl/d	Total Volumes
Collar	Jan-07	Dec-07	$55.00	$65.25		30,000	326		—		—	30,000
Collar	Jan-07	Dec-07	$65.00	$94.60		9,000	98		—		—	9,000
Collar	Jan-08	Dec-08	$65.00	$89.10			—	96,000	262		—	96,000
Collar	Jan-09	Dec-09	$55.00	$60.95			—		—	264,000	723	264,000
Puts	Jan-07	Dec-07	$65.00			39,000	424		—		—	39,000
Puts	Jan-08	Dec-08	$65.00				—	120,000	328		—	120,000
Swap	Jan-07	Dec-07			$69.05	33,000	359		—		—	33,000
Swap	Jan-08	Dec-08			$69.60		—	120,000	328		—	120,000
Swap/Cap	Jan-07	Dec-09		$72.50	$60.00	6,450	70	16,800	46	10,080	28	33,330

						117,450	1,277	352,800	964	274,080	751	744,330

					Days	92		366		365
			Hedged Daily Production			1,277		964		751

Natural Gas Trade Details

Instr.	Beg. Date	Ending Date	Floor	Ceiling	Fixed	Total Mmbtu 2007	Mmbtu/d	Total Mmbtu 2008	Mmbtu/d	Total Mmbtu 2009	Mmbtu/d	Total Volumes
Collar	Jan-07	Dec-07	$8.50	$10.85		180,000	1,957		—		—	180,000
Collar	Jan-08	Dec-08	$8.00	$10.50			—	480,000	1,311		—	480,000
Collar	Jan-09	Dec-09	$7.25	$8.77			—		—	1,680,000	4,603	1,680,000
Puts	Feb-07	Jan-08	$3.75			30,000	326	10,000	27		—	40,000
Puts	Jan-07	Dec-07	$8.50			180,000	1,957		—		—	180,000
Puts	Jan-08	Dec-08	$8.50				—	720,000	1,967		—	720,000
Swap	Jan-07	Dec-07			$7.94	360,000	3,913		—		—	360,000
Swap	Jan-08	Dec-08			$8.14		—	960,000	2,623		—	960,000
3-Way Collar	Jan-07	Dec-09	$6.62			47,250	514	165,000	451	123,000	337	335,250
				$13.35	$6.62	141,750	1,541	495,000	1,352	369,000	1,011	1,005,750

						939,000	10,207	2,830,000	7,732	2,172,000	5,951	5,941,000

					Days	92		366		365
			Hedged Daily Production			10,207		7,732		5,951

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

Those derivatives designated as cash flow hedges that meet certain requirements are granted hedge accounting treatment. Generally, utilizing cash flow hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective, as defined, are recorded in “Unrealized gain (loss) on hedge contracts” until the underlying production is sold and delivered. At September 30, 2007, there was an unrealized loss on the open hedge contracts of $4,238,969 compared to a gain of $1,816,564 at June 30, 2007. The total comprehensive loss including the Other Comprehensive Income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net loss	$(4,916,914)	$(4,725,701)	$(35,659,269)	$(10,020,348)
Other comprehensive income
(loss) from hedging activities:
Unrealized loss on open positions	$(4,628,664)	—	$(2,812,100)	—
Reclassification to earnings on settled positions	$(1,426,869)	—	$(1,426,869)	—

Total comprehensive loss	$(10,972,447)	$(4,725,701)	$(39,898,238)	$(10,020,348)

Dune is exposed to the risk that periodic changes will not be effective, as defined, or that the derivatives will no longer qualify for hedge accounting. Ineffectiveness, as defined, results when the change in the total fair value of the derivative instrument is greater than the change in the value of Dune’s expected future cash receipt for sale of production. To the extent that the periodic changes in the fair value of the derivatives are not effective, that ineffectiveness is recorded to “gain (loss) on derivative liability” in the statement of operations. Likewise, if a hedge ceases to qualify for hedge accounting, those periodic changes in the fair value of derivative instruments are recorded to “gain (loss) on derivative liability” in the statement of operations in the period of the change. For the three months ended September 30, 2007 and 2006, Dune recorded a gain of $4,961,392 and a loss of ($13,915) on the derivatives, respectively. For the nine months ended September 30, 2007 and 2006, Dune recorded a gain of $2,861,454 and $531,353 on the derivatives, respectively.

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

During 2006, EOG Resources, Inc. (“EOG”) stated its intent to exercise a preferential right to purchase certain interests in the Wieting Gas Unit at Chocolate Bayou Field, Brazoria County, Texas, which Goldking acquired from EnerVest Energy, L.P during 2005. EOG and Dune have reached a resolution which will be finalized upon the execution of a written agreement. In connection with this resolution, the Company has recorded a receivable in the amount of $720,100 as of September 30, 2007.

NOTE 8 – STOCK OPTIONS AND WARRANTS

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors, and consultants. Total stock based compensation expense (including options, warrants, and restricted stock) was $978,130 and $7,134,872 for the three and nine months ended September 30, 2007, respectively, and $196,054 and $1,203,880 for the three and nine months ended September 30, 2006.

On April 5, 2007, 25,000 stock options held by a former employee were cancelled. These options had an exercise price of $2.56 and had not vested.

On April 17, 2007, the Company entered into restricted stock agreements pursuant to which we issued 7,075,000 shares of our common stock. The issuance of these shares of restricted stock triggered anti-dilution protection contained in the September 26, 2006 Warrant Agreement with our former lender and resulted in our issuing additional warrants exercisable for 58,172 shares of our common stock, at a strike price of $1.35 per share. Pursuant to the Warrant Agreement, any unexercised warrants expire on September 26, 2015. The Company analyzed these warrants for derivative accounting consideration under SFAS 133 on EITF 00.19. The determination was made that derivative accounting is not applicable for these warrants.

On September 25, 2007, an option holder exercised 10,000 stock options on a cashless basis for 2,991 shares of common stock. This transaction resulted in an increase in common stock of $2.99 and a reduction in paid-in capital of $2.99. Dune received no cash consideration in this transaction.

The weighted average fair value of the stock options granted during the nine months ended September 30, 2007 was $1.54. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rates between 4.4% and 4.6%, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility is 242.48% to 250.56% and (4) zero expected dividends. A summary of stock option transactions follow:

	Options	Weighted Average Price
Outstanding as of December 31, 2006	2,230,000	1.95
Granted during 2007	1,000,000	1.54
Cancelled or expired	(25,000)	3.26
Exercised	(10,000)	1.25

Outstanding as of September 30, 2007	3,195,000	1.73

Options outstanding and exercisable at September 30, 2007 are as follows:

Exercise Price	Number of Shares	Remaining life	Intrinsic Value (In-the-money) Options
0.54	200,000	2.0 years	$318,000
0.85	25,000	2.3 years	32,000
0.90	50,000	2.2 years	61,500
1.25	250,000	3.2 years	220,000
1.50	50,000	4.0 years	31,500
1.87	500,000	4.7 years	130,000
1.94	500,000	4.3 years	95,000
2.30	15,000	2.8 years	—
2.35	375,000	3.2 years	—
2.44	1,125,000	2.6 years	—
2.54	30,000	2.8 years	—
2.56	75,000	2.5 years	—

	3,195,000		$888,000

A summary of Stock Warrant transactions follow:

	Options	Weighted Average Price
Outstanding as of December 31, 2006	1,724,324	$2.28
Granted during 2007	58,172	1.23
Cancelled or expired	—	—
Exercised	—	—

Outstanding as of September 30, 2007	1,782,496	$2.24

Warrants outstanding and their relative exercise price at September 30, 2007 are as follows:

Exercise Price	Number of Shares	Remaining Life	Intrinsic Value (In-the-money) Warrants
1.35	558,172	8.0 years	$435,374
1.85	324,324	3.0 years	90,811
2.65	900,000	3.4 years	—

	1,782,496		$526,185

Subsequent to the nine months ended September 30, 2007, option holders exercised or had options cancelled as follows:

On October 4, 2007, an option holder exercised 70,000 stock options on a cashless basis for 52,085 shares of common stock. This transaction resulted in an increase in common stock of $52.09 and a reduction in paid-in capital of $52.09. Dune received no cash consideration in this transaction.

On October 5, 2007, 150,000 stock options held by a former employee were cancelled. 75,000 of these stock options had an exercise price of $2.56 and 75,000 options had an exercise price of $2.35. All of these stock options had vested.

On November 6, 2007, an option holder exercised 10,000 stock options on a cashless basis for 7,523 shares of common stock. This transaction resulted in an increase in common stock of $7.52 and a reduction in paid-in capital of $7.52. Dune received no cash consideration in this transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to financial statements and our 2006 Form 10-KSB/A.

Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy and financial condition before we make any forward-looking statements but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, exploitation, development and acquisition expenditures as well as revenue, expense and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses and interest costs that we believe are reasonable based on currently available information.

We intend to focus our development and exploration efforts in our Gulf Coast properties and utilize low risk extensional drilling in the Barnett Shale. We believe that our extensive acreage position will allow us to grow organically through low risk drilling in the near term. We have attractive opportunities to expand our reserve base through field extensions, delineating deeper formations within existing fields and high risk/high reward exploratory drilling for 2008 and beyond. We will review and rationalize our properties on a continuous basis in order to optimize our existing asset base.

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

Liquidity and Capital Resources

During the first nine months of 2007 compared to the first nine months of 2006, net cash flow provided by operations increased by $34.0 million, primarily because of the Goldking acquisition, increased oil and gas production and higher hydrocarbon prices. For the third quarter of 2007, cash flow provided by operations stood at $24.4 million, up $22.9 million from the same period of 2006.

On September 30, 2007, our current assets exceeded our current liabilities by $7.6 million. Our current ratio of 1.1 to 1 versus 2.3 to 1 at June 30, 2007 is owed largely to a $30.7 million reduction in cash during the quarter. During the same period, oil and gas properties grew by $40.8 million primarily as a result of our ongoing drilling program.

Interest on our 10 1/2 % Senior Secured Notes due 2012 (the “Senior Secured Notes”) is due and payable on December 1, 2007 and semi-annually thereafter. The principle on the Senior Secured Notes is not due until 2012. Shares of our Senior Redeemable Convertible Preferred Stock (“Preferred Stock”) are not redeemable until December 1, 2012 or upon a change in control. Dividends are payable quarterly beginning September 1, 2007 with the Company having the option of paying any dividend on the Preferred Stock in shares of common stock, shares of Preferred Stock or cash.

Results of Operations

Production volumes were up significantly as a result of the Goldking acquisition and increased operating and drilling activities, rising from 218 mcfe for the third quarter of 2006 to 3,040 mcfe for the same three month period of 2007. Similarly, nine month production quantities increased from 556 mcfe for the first three quarters of 2006 to 5,190 mcfe for the same time frame in 2007.

We recorded net loss available to common shareholders for the three months ended September 30, 2007 of $13.1 million or $0.17 basic and diluted loss per share compared to a net loss of $4.7 million or $0.08 basic and diluted loss per share for the three months ended September 30, 2006. For the first nine months of 2007 we recorded net loss available to common shareholders of $43.9 million or $0.63 basic and diluted loss per share compared to $10.0 million or $0.17 basic and diluted loss per share for the first nine months of 2006. Net loss for the three and nine months ended September 30, 2007 was greater than in the prior year primarily because of higher production, increased unit cost of operations and significantly higher interest and financing expense. The following table reflects the increase or decrease in oil and gas sales revenue due to the changes in prices and volumes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except prices)
Gas production volume (Mcf)	1,887	176	3,393	448
Gas sales revenue	$13,424	$1,059	$23,445	$2,879
Price per Mcf	$7.11	$6.02	$6.91	$6.43

Increase (decrease) in gas sales revenue due to:
Change in production volume	$12,171		$20,349
Change in prices	194		217

Total increase in gas sales revenue	$12,365		$20,566

Oil production volume (Bbls)	192	7	300	18
Oil sales revenue	$14,134	$462	$21,072	$1,126
Price per barrel	$73.50	$66.00	$70.32	$62.56

Increase in oil sales revenue due to:
Change in production volume	$13,619		$19,806
Change in prices	53		140

Total increase in oil sales revenue	$13,672		$19,946

Total production Mcfe	3,040	218	5,190	556
Price per Mcfe	$9.06	$6.98	$8.58	$7.20

Revenues

Revenue for the current quarter ended September 30, 2007 increased $26.0 million from the comparable 2006 quarter. The Goldking acquisition made up $23.5 million of this increase with oil volumes of 186,242 bbls at an average price of $75.16/bbl and gas volumes of 1,383,257 mcfs at an average price of $6.72/mcf. The remaining increase for the third quarter of $2.5 million resulted from increased oil sales of 6,051 bbls and gas sales of 503,461 mcfs. These increases are primarily attributable to the results of the Company’s drilling program on its Barnett Shale acreage and reflect an additional 16 wells placed on production during the quarter.

Revenue for the current nine months ended 2007 increased $40.5 million from the comparable 2006 period. The Goldking acquisition made up $33.5 million of this increase with volumes of 272,808 bbls at an average price of $71.93/bbl and 1,955,637 mcfs at an average price of $7.09/mcf. The remaining increase for the nine month period of $7.0 million resulted from increased oil sales of 8,771 bbls and gas sales of 988,740 mcfs. As previously mentioned, this increase is primarily attributable to 16 additional wells drilled and brought on production in the Barnett Shale.

Operating expenses

General and administrative expense (G&A expense)

G&A expense for the current quarter ended 2007 increased $4.7 million from the comparable 2006 quarter. The Goldking acquisition had a significant impact on this increase in G&A expense. The two major components of the increase included personnel expense which increased $3.3 million and stock-based compensation which increased $0.8 million during the quarter. Also included in G&A expense for the quarter was $0.4 million of one-time severance payments to former Goldking employees whose employment was terminated by Dune following the acquisition. Furthermore, G&A also reflected $0.9 million of accruals for 2008 target bonus payments for employees that are not named officers of the Company.

G&A expense for the nine months ended 2007 increased $11.5 million from the comparable 2006 period. Again, the Goldking acquisition was primarily responsible for the significant increase. The two major components of the increase included personnel expense which increased $5.1 million and stock-based compensation which increased $5.9 million over the nine month period.

Lease operating expense and production taxes

Lease operating expense and production taxes for the current quarter ended 2007 increased $11.6 million from the comparable 2006 quarter. The Goldking acquisition made up $10.9 million of this increase. The remaining $0.7 million is related to increased operating costs associated with the Company’s drilling program in the Barnett Shale.

Lease operating expense and production taxes for the current nine months ended 2007 increased $18.6 million from the comparable 2006 period. The Goldking acquisition made up $16.2 million of this increase. This includes $10.2 million of workover expense on some of the Goldking properties that is not anticipated to continue in future quarters. The remaining $2.4 million is related to increased operating costs associated with the Company’s drilling program in the Barnett Shale.

Exploration costs

Exploration costs for the current quarter ended 2007 totaled $42,452 compared to $1,239,588 in the third quarter of 2006. This significant reduction on the volume of activity reflects the Company’s focus on evaluating development opportunities associated with the Goldking acquisition which occurred May 15, 2007.

Additionally, exploration costs for the current nine months ended 2007 totaled $0.4 million compared to $1.9 million in 2006. This reduction of $1.5 million is the result of the Company’s focus on drilling development wells in order to convert proved undeveloped reserves to proved developed reserves.

Accretion expense

Accretion expense for abandonment obligations for the current quarter ended increased from $2,136 in 2006 compared to $786,806 in 2007 representing a $784,670 increase. Additionally, accretion expense for the current nine months ended increased from $6,194 in 2006 to $1,053,336 in 2007 representing a $1,047,142 increase. Both increases reflect the impact of the Goldking acquisition which recorded $1,027,317 of accretion expense for the period of May 15, 2007 to September 30, 2007.

Depletion, depreciation and amortization (DD&A)

For the current quarter of 2007, the Company recorded DD&A expense of $12.8 million compared to $0.8 million for 2006 representing an increase of $12.0 million. The Goldking acquisition accounted for $9.5 million of the increase and the remaining $2.5 million is primarily attributable to the mid-year revision of our reserve report.

For the current nine months ended 2007, the Company recorded DD&A expense of $20.9 million compared to $2.4 million for 2006 representing an increase of $18.5 million. DD&A attributable to the Goldking acquisition amounted to $14.4 million. The remaining $4.1 million for the current nine months ended 2007 is primarily attributable to the added costs and production in the Barnett Shale and the mid-year revision of our reserve report.

Bad debt expense

Included in revenues receivable is a balance of $0.4 million due from American Energy Corp. (“ANEC”). Due to the financial situation of ANEC, Dune elected to establish a reserve for doubtful accounts in the first quarter of 2007 for the entire balance, giving rise to bad debt expense of $0.4 million in the current nine months ended of 2007.

Loss on impairment of assets

In 2006, Dune purchased 8% Convertible Secured Debentures issued by ANEC in the aggregate principal amount of $3.0 million for a cash price of $0.5 million from TransAtlantic Petroleum Corp. Early in 2007, the Company purchased additional Debentures in the aggregate principal amount of $4.9 million by issuing 1,380,641 shares of Dune’s common stock at a price of $1.95 or $2.7 million. As a result of the continued decline in the financial situation of ANEC, Dune elected in the latter part of the first quarter of 2007 to establish a reserve for uncollectible accounts for the entire value assigned to the ANEC Debentures giving rise to a loss on impairment of assets of $3.2 million that is reflected in the nine months ended September 30, 2007.

Operating loss

For the current quarter ended 2007, the operating loss increased $2.0 million from the comparable 2006 quarter. The Goldking acquisition and subsequent drilling on these properties were the major influence in this increase. The $2.0 million increase in the third quarter was a $3.6 million improvement from the second quarter and reflects the positive impact of a full quarter of activity related to the Goldking acquisition.

The operating loss for the nine months ended 2007 increased $11.4 million compared to 2006. Key components of this change include personnel expense, stock-based compensation, bad debt expense and loss on impairment of long-lived assets which are more fully documented in the individual sections above.

Other income (expense)

Interest income

Interest income increased $0.7 million in the current quarter ended of 2007 compared to the comparable 2006 quarter. Additionally, interest income increased $1.1 million for the current nine months ended 2007 compared to the 2006 comparable period. These increases are attributable to interest income on large cash balances resulting from our financing arrangements of $300 million in Senior Secured Notes and $216 million in Convertible Preferred Stock that occurred on May 15, 2007 and June 5, 2007. Although the majority of these funds were used to finance the Goldking acquisition, cash balances at September 30, 2007 amounted to $52.9 million.

Interest expense

On May 15, 2007, the Company issued $300 million in Senior Secured Notes at the rate of 10 1/2% per annum in order to finance the Goldking acquisition. Additionally, on April 16, 2007, the Company borrowed $65 million from Jefferies Funding at a rate of 14% per annum for 30 days as interim financing. The factors give rise to an increase in interest expense of $4.2 million for the third quarter of 2007 compared to the comparable 2006 quarter and an increase of $13.1 million for the current nine months ended September 30, 2007 compared to the comparable 2006 period.

Amortization of deferred financing costs

For the current quarter ended for 2007, amortization of deferred financing costs decreased $0.1 million from the comparable 2006 quarter. Associated with the May 15, 2007 financing, the Company incurred additional deferred financing costs of $30.6 million which generated a quarterly amortization expense of $1.5 million in the current quarter. The comparable quarter of 2006 had a quarterly expense of $1.6 million which included a $1.3 million charge to amortization expense related to deferred loan costs associated with retiring Standard Bank’s borrowings.

For the current nine months ended 2007, amortization of deferred financing costs increased $5.1 million from the comparable 2006 period. Two factors were responsible for this increase. First, the $1.5 million quarterly amortization of the May 15, 2007 financing costs mentioned above. Second, as a result of retiring the Petrobridge and Jefferies borrowings, the Company expensed the associated deferred loan costs totaling $4.5 million.

Gain (loss) on embedded derivative liabilities

Dune entered into derivative contracts to provide a measure of stability in the cash flows associated with the Company’s oil and gas production and to manage exposure to commodity prices. Prior to the Goldking acquisition on May 15, 2007, Dune’s derivatives were designated as fair value hedges with the changes in the fair value of the derivatives and of the hedge items attributable to the hedged risk recognized in earnings. Subsequent to May 15, 2007, Dune’s derivatives were designated as cash flow hedges with the effective portions of changes in fair value recorded in other comprehensive income and recognized in the Statement of Operations when the hedged item affects earnings. For the current quarter ended of 2007, the Company incurred a gain on embedded derivative of $5.0 million compared to an immaterial loss for the 2006 comparable quarter giving rise to an increase of $5.0 million. The $5.0 million gain on cash flow hedges is attributable to a decline in the fair market value of open contracts as of September 30, 2007 and the corresponding deferred loss of $4.2 million in “Unrealized loss on hedge contracts”.

Additionally, for the current nine months ended of 2007, the Company incurred a gain on embedded derivatives of $2.9 million compared to a gain of $0.5 million for the 2006 comparable period giving rise to an increase of $2.4 million due to a decrease in the fair market value of the open contracts and the deferred loss in “Unrealized loss on hedge contracts”.

Net Loss

For the current quarter ended for 2007 the net loss increased $0.2 million from the comparable 2006 quarter. Additionally, for the nine months ended for 2007 the net loss increased $25.6 million from the comparable 2006 period. The major components contributing to these changes include increases in stock-based compensation, DD&A, amortization of deferred financing costs, loss on impairment of assets and interest expense as more fully detailed above.

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

At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures are effective.

During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

On July 10, 2007, we held our annual meeting of stockholders in Houston, Texas. The only item submitted to our stockholders was the election of our seven incumbent directors. There was no opposition to the nominees proposed by the Company at the annual meeting and all seven of the Company’s incumbent directors received a plurality of votes cast at the meeting and were reelected as members of our Board of Directors.

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

DUNE ENERGY, INC.

Date: November 12, 2007	By:	/s/ James A. Watt
	Name:	James A. Watt
	Title:	President and Chief Executive Officer

Date: November 12, 2007	By:	/s/ Frank T. Smith, Jr.
	Name:	Frank T. Smith, Jr.
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer