Form 10-Q
period 2008-03-31
DUNE ENERGY INC
filed 2008-05-12
CIK 1092839

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 80,411,586 shares of Common Stock, $.001 per share, as of April 29, 2008.

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Dune Energy, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash	$14,590,890	$16,771,726
Accounts receivable, net of reserve for doubtful accounts of $396,629 and $396,629	34,344,923	31,474,433
Prepayments and other current assets	4,518,337	7,602,405

Total current assets	53,454,150	55,848,564

Oil and gas properties, using successful efforts accounting—proved	650,023,105	628,087,399
Less accumulated depreciation, depletion, amortization and impairment	(89,852,070)	(74,886,616)

Net oil and gas properties	560,171,035	553,200,783

Property and equipment, net of accumulated depreciation of $667,826 and $416,324	2,710,105	2,632,400
Deferred financing costs, net of accumulated amortization of $523,659 and $371,353	2,068,066	2,220,372
Deposit—related party	500,000	500,000
Other assets	2,241,891	2,229,723

TOTAL ASSETS	$621,145,247	$616,631,842

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$60,274,252	$68,524,965
Accrued liabilities	20,595,991	19,072,905
Current debt	1,348,167	2,053,691
Preferred stock dividend payable	1,938,360	1,899,330
Derivative liabilities	11,740,519	4,131,078

Total current liabilities	95,897,289	95,681,969
Long-term debt, net of discount of $12,190,879 and $12,755,924	303,809,121	287,244,076
Deferred taxes	24,588,908	29,929,436
Other long-term liabilities	16,792,583	16,963,158

Total liabilities	441,087,901	429,818,639

Commitments and contingencies
Redeemable convertible preferred stock, net of discount of $10,520,855 and $10,943,172, liquidation preference of $1,000 per share, 750,000 shares designated, 232,603 and 227,918 shares issued and outstanding	222,082,145	216,974,828
STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 1,000,000 shares authorized, 250,000 shares undesignated, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 80,340,219 and 79,258,174 shares issued and outstanding	80,340	79,258
Additional paid-in capital	52,056,143	56,079,580
Accumulated other comprehensive loss	(2,995,452)	(3,831,228)
Accumulated deficit	(91,165,830)	(82,489,235)

Total stockholders’ deficit	(42,024,799)	(30,161,625)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$621,145,247	$616,631,842

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2008	2007
		(As adjusted)
Revenues	$40,839,858	$2,957,561

Operating expenses:
Lease operating expense and production taxes	14,070,559	848,273
Exploration expense	—	300,157
Accretion of asset retirement obligation	156,820	8,488
Depletion, depreciation and amortization	15,216,955	1,601,852
General and administrative expense	4,964,345	1,741,372
Bad debt expense	—	396,629
Loss on impairment of investment	—	3,192,250

Total operating expense	34,408,679	8,089,021

Operating income (loss)	6,431,179	(5,131,460)

Other income (expense):
Interest income	105,285	31,545
Interest expense	(8,651,619)	(2,238,846)
Loss on derivative liabilities	(11,901,979)	(1,172,513)

Total other income (expense)	(20,448,313)	(3,379,814)

Net loss before income tax	(14,017,134)	(8,511,274)
Income tax benefit	5,340,528	—

Net loss	(8,676,606)	(8,511,274)
Preferred stock dividend	(5,724,030)	—

Net loss available to common shareholders	$(14,400,636)	$(8,511,274)

Net loss per share:
Basic and diluted	$(0.18)	$(0.14)
Weighted average shares outstanding:
Basic and diluted	79,610,349	60,298,138

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2008	2007
		(As adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,676,606)	$(8,511,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	15,216,955	1,601,852
Amortization of deferred financing costs and debt discount	717,351	241,101
Stock-based compensation	1,123,993	908,304
Loss in impairment of investment	—	3,192,250
Exploration expense	—	300,157
Bad debt expense	—	396,629
Deferred tax benefit	(5,340,528)	—
Accretion of asset retirement obligation	156,820	8,488
Loss on derivative liabilities	10,129,752	1,209,366
Changes in:
Accounts receivable	(2,870,490)	2,212,908
Prepayments and other assets	1,853,391	(119,028)
Accounts payable and accrued liabilities	(6,709,128)	1,951,752

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,601,510	3,392,505

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved and unproved properties	(21,935,706)	(10,190,703)
Plugging and abandonment expenditures	(799,742)	—
Purchase of furniture and fixtures	(329,206)	—
Increase in other assets	(12,168)	—

NET CASH USED IN INVESTING ACTIVITIES	(23,076,822)	(10,190,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	16,000,000	6,449,080
Payment of long-term debt issuance costs	—	(2,744)
Payments on long-term debt	—	(600,000)
Payments on short-term debt	(705,524)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,294,476	5,846,336

NET CHANGE IN CASH BALANCE	(2,180,836)	(951,862)
Cash balance at beginning of period	16,771,726	3,574,705

Cash balance at end of period	$14,590,890	$2,622,843

SUPPLEMENTAL DISCLOSURES
Interest paid	$19,781	$1,513,641
Income taxes paid	—	—
NON-CASH DISCLOSURES
Common stock issued for conversion of debt	$—	$2,692,250
Common stock issued for conversion of Preferred stock	1,000,000	—
Common stock issued for cashless exercise of options	59	—
Redeemable convertible preferred stock dividends	5,724,030	—
Accretion of discount on preferred stock	422,317	—

See notes to consolidated financial statements.

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Dune Energy, Inc., a Delaware corporation (“Dune” or the “Company”), is an independent energy company that was formed in 1998. Since May 2004, Dune has been engaged in the exploration, development, exploitation and production of oil and natural gas. Dune sells its oil and gas production primarily to domestic pipelines and refineries. Its operations are presently focused in the states of Texas and Louisiana.

On May 15, 2007, Dune completed the purchase of all of the issued and outstanding shares of common stock of Goldking Energy Corporation (“Goldking”) pursuant to a Stock Purchase and Sale Agreement dated effective April 13, 2007 with Goldking Energy Holdings, L.P. The accompanying consolidated financial statements include all activity for Goldking Energy Corporation from May 15, 2007 (date of acquisition). See Note 4 for discussion of the Goldking acquisition.

Dune prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, Dune has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first three months of 2008. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes to financial statements in our 2007 Form 10-K. The income statement for the three months ended March 31, 2008 cannot necessarily be used to project results for the full year. Dune has made certain reclassifications to prior year financial statements in order to conform to current year presentations.

Successful efforts method of accounting

With the acquisition of Goldking, Dune elected to switch from full cost to successful efforts method of accounting for its investments in oil and gas properties, effective January 1, 2007. The successful efforts method is the preferable method of accounting for oil and gas properties. Under the successful efforts method, exploration costs and dry hole costs (the primary uncertainty affecting this method) are recognized as expenses when incurred and the costs of successful exploration wells are capitalized as oil and gas properties. The Company believes that, in light of the Goldking acquisition and its increased level of development and limited exploration activities, the successful efforts method of accounting provides a better matching of expenses to the period in which oil and gas production is realized. As a result, the Company believes that the change in accounting method was appropriate.

The calculation of depreciation, depletion and amortization of capitalized costs under the successful efforts method of accounting differs from the full cost method in that the successful efforts method requires Dune to calculate depreciation, depletion and amortization expense on individual properties rather than one pool of costs. In addition, under the successful efforts method, Dune assesses its properties individually for impairment compared to one pool of costs under the full cost method.

The change in accounting method constituted a “Change in Accounting Principle,” requiring that all prior period financial statements be adjusted to reflect the results and balances that would have been reported had Dune been following the successful efforts method of accounting from its inception. The cumulative effect of the change in accounting method as of December 31, 2006 was to increase the balance of the Company’s net investment in oil and gas properties and retained earnings at those dates by $4,805,966. The change in accounting method resulted in an increase in the net loss of $658,498 for the three months ended March 31, 2007. The impact on earnings per share for the three months ended March 31, 2007 was a decrease of ($0.01). The change in method of accounting had no impact on cash or working capital.

The unit-of-production method of depreciation, depletion and amortization of oil and gas properties under the successful efforts method of accounting is applied pursuant to the simple multiplication of units produced by the costs per unit on a field by field basis. Leasehold cost per unit is calculated by dividing the total cost by the estimated total proved oil and gas reserves associated with that field. Well cost per unit is calculated by dividing the total cost by the estimated total proved producing oil and gas reserves associated with that field. The volumes or units produced and asset costs are known and while the proved reserves have a high probability of recoverability, they are based on estimates that are subject to some variability. Amortization expense amounted to $14,870,512 and $1,563,571 for the three months ended March 31, 2008 and 2007, respectively.

Derivatives

Effective January 1, 2008, the Company discontinued, prospectively, the designation of its derivatives as cash flow hedges. The net derivative loss related to discontinued cash flow hedges, as of December 31, 2007, will continue to be reported in accumulated other comprehensive loss until such time that they are charged to income or loss as the volumes underlying the cash flow hedges are realized.

Impact of recently issued accounting standards

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. This statement did not have a material impact on Dune’s consolidated financial statements for the three months ended March 31, 2008.

NOTE 2 — DEBT FINANCING

Wells Fargo Foothill Credit Agreement

On May 15, 2007, Dune entered into a credit agreement among it, each of Dune’s subsidiaries named therein as borrowers, each of Dune’s subsidiaries named therein as guarantors, certain lenders and Wells Fargo Foothill, Inc. (“Wells Fargo”), as arranger and administrative agent (the “WF Agreement”). Subject to the satisfaction of a Borrowing Base formula (based on the proved producing and non-producing reserves of Dune and its operating subsidiaries), numerous conditions precedent and covenants, the WF Agreement provides for a revolving credit commitment of up to $20 million, which may be extended up to $40 million upon request by Dune so long as no Default or Event of Default exists or would exist at time of such request (the “Revolver Commitment”), with a sub-limit of $20 million for issuance of letters of credit. Effective February 29, 2008, Dune requested and received the extension up to $40 million under the Revolver Commitment. Unless earlier payment is required under the WF Agreement, advances under the Revolver Commitment must be paid on or before May 15, 2010. Under the WF Agreement, interest on advances accrues at either Wells Fargo’s Base Rate or the LIBOR rate, at Dune’s option, plus an applicable margin ranging from 0.25% to 2.0% based upon the ratio of outstanding advances and letters of credit usage under the WF Agreement to the Borrowing Base or Revolver Commitment, whichever is less. With respect to letters of credit issued under the WF agreement, fees accrue at a rate equal to the applicable margin for any LIBOR rate advances multiplied by the daily balance of the undrawn amount of all outstanding letters of credit. As of March 31, 2008, standby letters of credit were issued amounting to $9.0 million. There was a $16 million loan outstanding under the Revolver Commitment as of March 31, 2008.

As security for Dune’s obligations under the WF Agreement, Dune and certain of its operating subsidiaries granted Wells Fargo a security interest in and a first lien on all of Dune’s existing and after-acquired assets including, without limitation, the oil and gas properties and rights that Dune acquired in the Goldking acquisition. In addition, two of the Company’s subsidiaries have each guaranteed the Company’s obligations.

Senior Secured Notes

On May 15, 2007, Dune sold to Jefferies & Company, Inc. $300 million aggregate principal amount of 10 1/2% Senior Secured Notes due 2012 (“Senior Secured Notes”) at a purchase price of $288 million. Net proceeds from the sale of the Senior Secured Notes together with the net proceeds from the sale of Dune’s Senior Redeemable Convertible Preferred Stock were used primarily to acquire all of the issued and outstanding capital stock of Goldking, to discharge outstanding indebtedness and for general working capital.

The Senior Secured Notes, bearing interest at the rate of 10 1/2 % per annum, were issued under that certain indenture, dated May 15, 2007, among Dune, the guarantors named therein, and The Bank of New York Trust Company NA, as trustee (the “Indenture”). The Indenture contains customary representations and warranties by the Company as well as typical restrictive covenants whereby Dune has agreed, among other things, to limitations to incurrence of additional indebtedness, declaration of dividends, issuance of capital stock, sale of assets and corporate reorganizations.

The Senior Secured Notes are subject to redemption by Dune (i) prior to June 1, 2010, in connection with equity offerings at a repurchase price equal to 110.5% of the aggregate principal amount plus accrued interest for up to 35% of the outstanding principal amount of the Senior Secured Notes, (ii) during the twelve-month period beginning June 1, 2010, at a repurchase price equal to 105.25% of the aggregate principal amount plus accrued interest, and (iii) after June 1, 2011, at a repurchase price equal to 100% of the aggregate principal amount plus accrued interest. Holders of the Senior Secured Notes may put such notes to the Company for repurchase, at a repurchase price of 101% of the principal amount plus accrued interest, upon a change in control as defined in the Indenture.

The Senior Secured Notes are secured by a lien on substantially all of Dune’s assets, including without limitation, those oil and gas leasehold interests located in Texas and Louisiana held by Dune’s operating subsidiaries. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by each of Dune’s existing and future domestic subsidiaries. The collateral securing the Senior Secured Notes is subject to, and made subordinate to, the lien granted to Wells Fargo under the WF Agreement.

The debt discount is being amortized over the life of the notes using the effective interest method. Amortization expense associated with the debt discount amounted to $565,045 for the three months ended March 31, 2008.

NOTE 3 — REDEEMABLE CONVERTIBLE PREFERRED STOCK

During the quarter ended June 30, 2007, Dune sold to Jefferies & Company, Inc. pursuant to the Purchase Agreement dated May 1, 2007, 216,000 shares of its Senior Redeemable Convertible Preferred Stock (“Preferred Stock”) for gross proceeds of $216 million less a discount of $10.8 million yielding net proceeds of $205.2 million. As provided in the Certificate of Designations, the Preferred Stock has a liquidation preference of $1,000 per share and pays a dividend at a rate of 10% per annum, payable quarterly, at the option of Dune, in additional shares of Preferred Stock, shares of common stock (subject to the satisfaction of certain conditions) or cash. The Preferred Stock was initially convertible into shares of our common stock, based on an initial conversion price of $3.00 per share of the common stock. However, the Certificate of Designations provided a one-time adjustment to the conversion price in the event that, the volume weighted average of the Company’s common stock for the 30 trading days up to and including April 30, 2008 was less than $2.50 per share. The Certificate of Designations also provided that, if the volume weighted average of the Company’s common stock plus 10% over this 30 day trading period was less than $1.75, then the dividend payable on the Preferred Stock would increase. Because the volume weighted average of the Company’s common stock was below these thresholds over this 30 day period, effective May 1, 2008, the conversion price of the Preferred Stock was lowered to $1.75 and the dividend rate increased to 12% per annum.

The conversion price of the Preferred Stock is subject to adjustment pursuant to customary anti-dilution provisions and may also be adjusted upon the occurrence of a fundamental change as defined in the Certificate of Designations. In the event a holder of Dune’s Preferred Stock elects to convert such shares prior to June 1, 2010, then such holder shall be entitled to a make whole premium consisting of the present value of all dividends on the Preferred Stock as if paid in cash from the date of conversion through June 10, 2010, computed using a discount rate equal to the reinvestment yield (as defined in the Certificate of Designations). Dune may elect to pay this amount in cash or shares of its common stock. Should the Company elect to make such payment in shares of its common stock, then such share will be valued at a 10% discount to the volume weighted average price of the Company’s common stock for the 10 trading days preceding any such conversion. The equity ownership of holders of Dune’s common stock could be significantly diluted. The Preferred Stock is redeemable at the option of the holder on December 1, 2012 or upon a change of control. In the event Dune fails to redeem shares of Preferred Stock “put” to Dune by a holder, then the conversion price shall be lowered and the dividend rate increased. After December 1, 2012, Dune may redeem shares of Preferred Stock. The Company analyzed the adjustment of the conversion right and the make whole premium for derivative accounting under SFAS 133 and EITF 00.19 and determined that it was not applicable to either provision.

Net proceeds from the sale of the Preferred Stock together with the net proceeds from the sale of the Senior Secured Notes were used primarily to acquire all of the issued and outstanding capital stock of Goldking, to discharge outstanding indebtedness and for general working capital.

On March 1, 2008, Dune paid a dividend on the Preferred Stock in the amount of $5,685,000. In lieu of cash, the Company elected to issue 5,685 additional shares of Preferred Stock.

The Preferred Stock discount is being amortized over five years and is charged to paid-in capital as the Company has a deficit balance in retained earnings. Charges to paid-in capital for the three months ended March 31, 2008 amounted to $422,317.

During the three months ended March 31, 2008, holders of 1,000 shares of the Preferred Stock converted their shares into 475,038 shares of common stock.

NOTE 4 — ACQUISITION

On May 15, 2007, Dune completed its purchase of all of the issued and outstanding shares of common stock of Goldking pursuant to that certain stock purchase and sale agreement dated effective April 13, 2007 with Goldking Energy Holdings, L.P.

The purchase price was $328,500,000, paid as follows: (a) $310,500,000 in cash and (b) 10,055,866 shares of Dune’s common stock, representing shares having a value of $18,000,000 based on the closing price of Dune’s common stock on April 13, 2007. The cash portion of the purchase price was financed from the net proceeds of the $516,000,000 offering of Senior Secured Notes and Preferred Stock. The Company incurred additional costs of $1,802,414 related to the acquisition.

The acquisition has been accounted for in accordance with the provisions of SFAS No. 141, “Business Combinations.” The total purchase price was allocated to the net tangible assets based on the estimated fair values. The preliminary allocation of the purchase price was based upon valuation data as of May 15, 2007 and updated at December 31, 2007 to provide for a deferred tax liability related to differences in book and tax basis of oil and natural gas properties acquired. The estimates and assumptions are subject to change. The purchase price allocation is subject to further adjustment upon the receipt and management’s review of the final valuations and final tax returns. The final valuation is expected to be completed no later than one year from the acquisition date and any changes within this period in the value of net assets will be offset by a corresponding change in the value allocated to oil and natural gas properties. The allocation of the purchase price is as follows:

Assets:
Cash and equivalents	$1,155,720
Accounts receivable	17,681,299
Other current assets	3,954,840
Oil and natural gas properties	391,438,250
Other assets	4,739,050

Liabilities:
Accounts payable and accrued liabilities	(32,192,616)
Current maturities of long-term debt	(981,390)
Other liabilities	(10,270,669)
Deferred tax liability	(45,222,070)

$330,302,414

The following unaudited pro forma information assumes the acquisition of Goldking occurred as of the beginning of the period. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

	As Adjusted (a)	Pro-Forma
Three months ended March 31, 2007
Revenues	2,957,561	20,809,328
Net loss available to common shareholders	(8,511,274)	(27,987,562)
Loss per share	(0.14)	(0.40)

(a)	As reported adjusted for change in accounting for oil and gas properties to successful efforts.

NOTE 5 — HEDGING ACTIVITIES

In accordance with a requirement of the WF Agreement, Dune and its operating subsidiaries also entered into a Swap Agreement (“Swap Agreement”) with Wells Fargo. The WF Agreement provides that Dune put in place, on a rolling six month basis, separate swap hedges, as adjusted from time to time as specified therein, with respect to notional volumes of not less than 50% and not more than 80% of the estimated aggregate production from (i) Proved Developed Producing Reserves (as defined in the WF Agreement) and (ii) estimated drilling by Dune and its subsidiaries with respect to each of crude oil and natural gas.

As part of the Swap Agreement, Wells Fargo assumed the rights, liabilities, duties and obligations of substantially all Goldking’s counterparties under seven prior crude oil and five prior natural gas hedging arrangements between Goldking and various other banking institutions. These hedging arrangements are summarized as follows:

DUNE ENERGY, INC.

Current Hedge Positions as of March 31, 2008

Crude Trade Details

Instr.	Beg. Date	Ending Date	Floor	Ceiling	Fixed	Total Bbls 2008	Bbl/d	Total Bbls 2009	Bbl/d	Total Volumes
Collar	Jan-08	Dec-08	$65.00	$89.10		72,000	262		—	72,000
Collar	Jan-09	Dec-09	55.00	$60.95			—	264,000	723	264,000
Puts	Jan-08	Dec-08	$65.00			90,000	327		—	90,000
Swap	Jan-08	Dec-08			$69.60	90,000	327		—	90,000
Swap/Cap	Jan-07	Dec-09		$72.50	$60.00	12,600	46	10,080	28	22,680
Collar	Jan-08	Jun-08	$80.00	$100.29		24,000	264			24,000

						288,600	1,226	274,080	751	562,680

					Days	275		365
			Hedged Daily Production			1,226		751

Natural Gas Trade Details
Instr.	Beg. Date	Ending Date	Floor	Ceiling	Fixed	Total Mmbtu 2008	Mmbtu/d	Total Mmbtu 2009	Mmbtu/d	Total Volumes
Collar	Jan-08	Dec-08	$8.00	$10.50		360,000	1,309		—	360,000
Collar	Jan-09	Dec-09	$7.25	$8.77			—	1,680,000	4,603	1,680,000
Puts	Jan-08	Dec-08	$8.50			540,000	1,964		—	540,000
Swap	Jan-08	Dec-08			$8.14	720,000	2,618		—	720,000
3-Way Collar	Jan-07	Dec-09	$6.62			123,750	450	123,000	337	246,750
				$13.35	$6.62	371,250	1,350	369,000	1,011	740,250
Collar	Jan-08	Jun-08	$6.75	$8.07		96,000	1,055			96,000
Collar	Mar-08	Jul-08	$7.70	$8.41		255,000	2,090			255,000

						2,466,000	10,836	2,172,000	5,951	4,638,000

					Days	275		365
			Hedged Daily Production			10,836		5,951

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

Effective January 1, 2008, the Company discontinued, prospectively, the designation of its derivatives as cash flow hedges. The net derivative loss related to discontinued cash flow hedges, as of December 31, 2007, will continue to be reported in accumulated other comprehensive income until such time that they are charged to income or loss as the volumes underlying the cash flow hedges are realized. Beginning January 1, 2008, the gain or losses on derivatives are being recognized in earnings. For the three months ended March 31, 2008, Dune recorded a realized and unrealized loss of $11,901,979 on the derivatives. At March 31, 2008, there was an unrealized net loss on the prior year open hedge contracts of $2,995,452.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. Dune maintains insurance coverage, which it believes is customary in the industry, although Dune is not fully insured against all environmental risks.

In connection with the acquisition of Goldking, the Company inherited an environmental contingency which after conducting its due diligence and subsequent testing believes is the responsibility of a third party. The matter is being reviewed by the federal regulators to deem the cause of the responsibility. While the final outcome can not be currently determined and any costs to remediate the area are not covered by insurance, the Company does not believe it will have a material impact on its results of operations or financial position.

The Company is not aware of any other environmental claims existing as of March 31, 2008 which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.

NOTE 7 — RESTRICTED STOCK, STOCK OPTIONS AND WARRANTS

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors, and consultants. Total stock-based compensation expense including options, warrants and restricted stock was $1,123,993 and $908,304 for the three months ended March 31, 2008 and 2007, respectively.

On December 17, 2007, pursuant to its 2007 Stock Incentive Plan, the Company issued a total of 1,242,946 shares of its common stock to its employees and non-employee directors. These shares vest ratably over a three year period with the initial vesting occurring December 17, 2008. The 2007 Stock Incentive Plan, which was approved by Dune’s stockholders, reserves a total of 7,000,000 shares of common stock for issuance to employees and non-employee directors. The Plan is administered by Dune’s Compensation Committee.

During the three months ended March 31, 2008, option holders exercised 85,000 options on a cashless basis for 59,465 shares of common stock. This transaction resulted in an increase in common stock of $59 and a reduction in paid-in capital of $59. Dune received no cash consideration in this transaction.

On March 14, 2008, the Company issued 527,058 shares of common stock related to 50% of the 2007 annual bonus for 3 senior employees of the Company. The restricted common stock was equal to 125% of the cash bonus to be paid and will vest on the one year anniversary of the grant date.

On March 31, 2008, the Company issued 20,484 shares of common stock in lieu of cash for fees earned by 3 non-employee directors of the Company. These individuals made a one-time annual election at the beginning of the 2008 fiscal year to receive restricted common stock in lieu of cash for services rendered. These issues will vest on the one year anniversary of the grant date.

A summary of stock option transactions follow:

	Options	Weighted Average Price
Outstanding as of December 31, 2007	2,950,000	$1.73
Granted during 2008	—	—
Cancelled or expired	(15,000)	(1.77)
Exercised	(85,000)	(0.54)

Outstanding as of March 31, 2008	2,850,000	$1.78

Options outstanding and exercisable at March 31, 2008 are as follows:

Exercise Price	Number of Shares	Remaining life	Intrinsic Value (In-the-money) Options
0.54	20,000	0.6 years	$25,000
0.85	25,000	1.8 years	24,000
0.90	50,000	0.8 years	45,000
1.25	250,000	1.9 years	138,000
1.50	50,000	3.4 years	15,000
1.87	500,000	4.1 years	—
1.94	500,000	3.8 years	—
2.35	300,000	2.6 years	—
2.44	1,125,000	2.2 years	—
2.54	30,000	2.4 years	—

	2,850,000		$247,000

Warrants outstanding at March 31, 2008 are as follows:

Exercise Price	Number of Shares	Remaining Life	Intrinsic Value (In-the-money) Warrants
1.35	558,172	7.5 years	$251,000
1.85	324,324	2.5 years	—
2.65	900,000	2.8 years	—

	1,782,496		$251,000

NOTE 8 — INCOME TAXES

Dune operates through its various subsidiaries in the United States (“U.S.); accordingly, income taxes have been provided based upon the tax laws and rates of the U.S. as they apply to Dune’s current ownership structure.

Dune accounts for income taxes pursuant to Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in Dune’s financial statements or tax returns. Dune provides for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

Dune adopted FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109, (“FIN 48”), effective January 1, 2007. The adoption of FIN 48 did not have a material effect on Dune’s consolidated financial statements. FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Dune recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing tax benefits as of the date of adoption. There are no unrecognized tax benefits that if recognized would affect the tax rate. There was no interest or penalties recognized as of the date of adoption or for the three months ended March 31, 2008.

The Company files tax returns in the U.S. and states in which it has operations and is subject to taxation. Tax years subsequent to 2004 remain open to examination by taxing authorities.

Dune’s effective tax rate for the three months ended March 31, 2008 and 2007 was approximately 38.1%, due to state taxes, and 0%, due to the cumulative net operating loss with a full valuation allowance, respectively.

Prior to 2007, the Company’s taxes were subject to a full valuation allowance. During 2007 the Company acquired the stock of Goldking and was required to step up the book basis of its oil and gas properties while using historical carryover cost for tax purposes (See Note 4). As a result, the Company has significant deferred tax liabilities in excess of its deferred tax assets. Management has determined that a valuation allowance is no longer necessary as the realization of its deferred tax assets is more likely than not.

NOTE 9 — SUBSEQUENT EVENTS

As discussed in Note 3, the Preferred Stock was subject to a one time special adjustment of the conversion price and dividend rate. Effective May 1, 2008, the conversion price of the Company’s Preferred Stock was decreased from $3.00 to $1.75 per share and the dividend rate on the Preferred Stock was increased from 10% to 12% per annum. These changes occurred because the volume weighted average price of common stock for the 30 trading days up to and including April 30, 2008 plus 10% was less than $1.75 per share. From April 1, 2008 through May 7, 2008, holders of 5,656 shares of Preferred Stock converted their shares into 3,216,534 shares of common stock.

Subsequent to March 31, 2008, the Company borrowed an additional $8.6 million under the Revolver Commitment with Wells Fargo for a total outstanding of $24.6 million as of May 2, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and our 2007 Form 10-K. Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy and financial condition before we make any forward-looking statements but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, exploitation, development and acquisition expenditures as well as revenue, expense and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses and interest costs that we believe are reasonable based on currently available information.

Our primary focus will continue to be the development and exploration efforts in our Gulf Coast properties. We believe that our extensive acreage position will allow us to grow organically through low risk drilling in the near term, as this property set continues to present attractive opportunities to expand our reserve base through field extensions, delineating deeper formations within existing fields and high risk/high reward exploratory drilling for 2008 and beyond. In addition, we will constantly review, rationalize and “high-grade” our properties in order to optimize our existing asset base.

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

Liquidity and Capital Resources

During the first three months of 2008 compared to the first three months of 2007, net cash flow provided by operations increased by $2.2 million to $5.6 million, due to increased oil and gas production and higher hydrocarbon prices.

Largely as a result of the acquisition of Goldking during the second quarter of 2007, our current assets reached $53.5 million on March 31, 2008. Cash on hand comprised approximately $14.6 million of this amount, compared to $16.8 million at the end of the calendar 2007 and $2.6 million at the end of the first calendar quarter of 2007. The balance sheet continues to reflect our active and ongoing drilling and facilities upgrade program which involved almost $60 million of capital investment in the fourth quarter of 2007 and another $21.9 million during the first quarter of 2008. We now expect to spend approximately $65 million over the next three quarters on continuing development and exploitation of our hydrocarbon assets.

During the first quarter of 2008, as a result of an increase in our borrowing base, the availability under our revolving line of credit was increased to $40 million. On March 7, 2008, we borrowed $16 million for working capital purposes. Another $8.6 million working capital advance under our credit facility was made on April 25, 2008.

Interest on our 10 1/2% Senior Secured Notes due 2012 (the “Senior Secured Notes”) was due and payable on December 1, 2007 and semi-annually thereafter. The principle on the Senior Secured Notes is not due until 2012.

Shares of our Senior Redeemable Convertible Preferred Stock (“Preferred Stock”) are not redeemable until December 1, 2012 or upon a change in control. Dividends are payable quarterly beginning September 1, 2007 with the Company having the option of paying any dividend on the Preferred Stock in shares of common stock, shares of Preferred Stock or cash. On May 1, 2008 the reset provision under the terms of the preferred stock certificate of designation became effective. As a result, the conversion price of preferred to common was lowered from $3.00 to $1.75. In addition, the dividend rate on the preferred stock was simultaneously increased from 10% to 12%.

Our primary sources of liquidity are cash provided by operating activities, debt financing, sales of non-core properties, and access to capital markets. The strength of commodity prices is expected to continue to favorably impact all of these and our continuing ability to meet our financial obligations and ongoing capital programs.

Results of Operations

Production volumes were up significantly as a result of the Goldking acquisition and increased operating and drilling activities, rising from 483 mcfe for the first quarter of 2007 to 3,527 mcfe for the same three month period of 2008.

We recorded net loss available to common shareholders for the three months ended March 31, 2008 of $14.4 million or $0.18 basic and diluted loss per share compared to a net loss of $8.5 million or $0.14 basic and diluted loss per share for the three months ended March 31, 2007. Net loss for the three months ended March 31, 2008 was greater than in the prior year primarily because of higher production, increased unit cost of operations and significantly higher interest and financing expense. The following table reflects the increase or decrease in oil and gas sales revenue due to the changes in prices and volumes.

	Three Months Ended March 31,
	2008	2007
	(In thousands, except prices)
Gas production volume (Mcf)	2,141	423
Gas sales revenue	$17,607	$2,342
Price per Mcf	$8.22	$5.54
Increase (decrease) in gas sales revenue due to:
Change in production volume	$9,518
Change in prices	5,747

Total increase in gas sales revenue	$15,265

Oil production volume (Bbls)	231	10
Oil sales revenue	$23,233	$592
Price per barrel	$100.58	$59.20
Increase in oil sales revenue due to:
Change in production volume	$13,083
Change in prices	9,558

Total increase in oil sales revenue	$22,641

Total production Mcfe	3,527	483
Price per Mcfe	$11.58	$6.07

Revenues

Revenue for the current quarter ended March 31, 2008 increased $37.9 million from the comparable 2007 quarter to $40.8 million. The Goldking acquisition made up $35.3 million of this increase with oil volumes of 223,706 bbls at an average price of $100.58/bbl and gas volumes of 1,562,335 mcfs at an average price of $8.22/mcf. The remaining increase for the first quarter of $2.6 million resulted primarily from an increase in oil and gas prices.

Operating expenses

General and administrative expense (G&A expense)

G&A expense for the current quarter ended 2008 increased $3.2 million from the comparable 2007 quarter to $5.0 million. The Goldking acquisition had a significant impact on this increase in G&A expense. Nevertheless, G&A on an $/Mcfe basis declined from $3.59 during the first quarter of 2007 to $1.41 for the three months ended March 31, 2008. This amount would fall to $1.26 with the elimination of non-cash items.

Lease operating expense and production taxes

Lease operating expense and production taxes for the current quarter ended 2008 increased $13.2 million from the comparable 2007 quarter to $14.1 million. The Goldking acquisition made up $10.7 million of this increase. The remaining $2.5 million is related to increased operating costs associated with the Company’s drilling program in the Barnett Shale and Bayou Couba fields as well as ongoing infrastructure expenses related to Garden Island Bay.

Exploration costs

There were no exploration costs for the current quarter ended 2008 compared to $0.3 million in the first quarter of 2007. This reflects the Company’s focus on evaluating development opportunities associated with the Goldking acquisition which occurred May 15, 2007 and on drilling development wells in order to convert proved undeveloped reserves to proved developed reserves.

Accretion of asset retirement obligation

Accretion expense for asset retirement obligations for the current quarter ended increased from $0.008 million in 2007 to $0.156 million in 2008 primarily as a result of the Goldking acquisition.

Depletion, depreciation and amortization (DD&A)

For the current quarter of 2008, the Company recorded DD&A expense of $15.2 million compared to $1.6 million for 2007 representing an increase of $13.6 million. The Goldking acquisition accounted for $12.4 million of the increase.

Other income (expense)

Interest income

Interest income was $0.1 million in the current quarter ended March 31, 2008 compared to $0.03 million in comparable 2007 quarter.

Interest expense

On May 15, 2007, the Company issued $300 million in Senior Secured Notes at the rate of 10  1/2% per annum in order to finance the Goldking acquisition. Additionally, on March 7, 2008, the Company borrowed $16 million under its $40 million revolving credit facility. These factors give rise to an increase in interest expense of $6.5 million to $8.7 million for the first quarter of 2008 compared to $2.2 million for the first quarter of 2007.

Loss on derivative liabilities

Effective January 1, 2008, the Company discontinued, prospectively, the designation of its derivatives as cash flow hedges. The net derivative loss related to the discontinued cash flow hedges, as of December 31, 2007, will continue to be reported in accumulated other comprehensive income until such time that they are charged to income or loss as the volumes underlying the cash flow hedges are realized. Beginning January 1, 2008, the gain or loss on derivatives is being recognized currently in earnings. For the current quarter ended March 31, 2008, the Company incurred a loss on derivatives of $11.9 million compared to a $1.2 million loss for the 2007 comparable quarter resulting in an increase of $10.7 million. The $11.9 million loss on the derivatives is primarily attributable to a decline in the fair market value of open contracts as of March 31, 2008.

Income tax benefit

In the first quarter of 2007, the Company’s taxes were subject to a full valuation allowance yielding $0 tax benefit. As a result of the Goldking acquisition in the second quarter of 2007, the Company has significant deferred tax liabilities in excess of its deferred tax assets. Management has determined that a valuation allowance is no longer necessary as the realization of its deferred tax assets is more likely than not. Consequently, for the first quarter of 2008, the Company has recorded an income tax benefit of $5.3 million.

Net Loss

For the current quarter ended March 31, 2008, the net loss increased $0.2 million from the comparable 2007 quarter to $8.7 million. As documented above, Dune incurred significant increases in operating expense, DD&A, interest expense and loss on derivative liabilities which were not offset by corresponding increases in revenue.

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

At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures are effective.

During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DUNE ENERGY, INC.

Date: May 12, 2008	By:	/s/ James A. Watt
	Name:	James A. Watt
	Title:	President and Chief Executive Officer

Date: May 12, 2008	By:	/s/ Frank T. Smith, Jr.
	Name:	Frank T. Smith, Jr.
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer