Form 10-Q
period 2008-06-30
DUNE ENERGY INC
filed 2008-08-08
CIK 1092839

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 91,605,196 shares of Common Stock, $.001 per share, as of July 28, 2008.

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Dune Energy, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash	$13,650,028	$16,771,726
Accounts receivable, net of reserve for doubtful accounts of $396,629 and $396,629	32,658,709	31,474,433
Assets held for sale	40,606,889	76,492,464
Prepayments and other current assets	3,545,187	7,602,405

Total current assets	90,460,813	132,341,028

Oil and gas properties, using successful efforts accounting—proved	539,272,659	518,036,814
Less accumulated depreciation, depletion, amortization and impairment	(69,336,490)	(41,529,191)

Net oil and gas properties	469,936,169	476,507,623

Property and equipment, net of accumulated depreciation of $936,302 and $416,324	2,486,487	2,632,400
Deferred financing costs, net of accumulated amortization of $672,462 and $371,353	1,919,263	2,220,372
Other assets	2,242,151	2,229,723
Deposit - related party	—	500,000

	6,647,901	7,582,495

TOTAL ASSETS	$567,044,883	$616,431,146

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$21,440,026	$56,648,904
Accrued liabilities	24,861,857	30,948,966
Derivative liabilities	27,961,054	4,131,078
Other current liabilities	2,586,779	3,953,021

Total current liabilities	76,849,716	95,681,969

Long-term debt, net of discount of $11,609,080 and $12,755,924	316,490,920	287,244,076
Deferred taxes	4,199,238	29,929,436
Other long-term liabilities	21,340,592	16,762,462

Total liabilities	418,880,466	429,617,943

Commitments and contingencies	—	—
Redeemable convertible preferred stock, net of discount of $10,086,441 and $10,943,172, liquidation preference of $1,000 per share, 750,000 shares designated, 224,341 and 227,918 shares issued and outstanding	214,254,559	216,974,828

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 1,000,000 shares authorized, 250,000 shares undesignated, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 91,605,196 and 79,258,174 shares issued and outstanding	91,605	79,258
Additional paid-in capital	60,881,015	56,079,580
Accumulated other comprehensive loss	(2,770,410)	(3,831,228)
Accumulated deficit	(124,292,352)	(82,489,235)

Total stockholders’ deficit	(66,090,142)	(30,161,625)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$567,044,883	$616,431,146

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues	$51,502,943	$10,979,399	$88,194,170	$11,808,639

Operating expenses:
Lease operating expense and production taxes	11,286,905	6,008,656	23,314,148	6,235,296
Exploration expense	100,000	40,782	100,000	340,939
Accretion of asset retirement obligation	160,946	258,042	317,766	266,530
Depletion, depreciation and amortization	15,127,773	5,117,817	28,327,274	5,750,330
General and administrative expense	5,206,167	7,817,984	10,170,512	9,559,356
Bad debt expense	—	—	—	396,629
Loss on impairment of investment	—	—	—	3,192,250

Total operating expense	31,881,791	19,243,281	62,229,700	25,741,330

Operating income (loss)	19,621,152	(8,263,882)	25,964,470	(13,932,691)

Other income (expense):
Interest income	92,484	496,531	197,769	528,076
Interest expense	(8,873,067)	(14,291,705)	(17,524,686)	(16,530,551)
Loss on derivative liabilities	(24,819,149)	(750,869)	(36,721,128)	(1,923,382)

Total other income (expense)	(33,599,732)	(14,546,043)	(54,048,045)	(17,925,857)

Loss from continuing operations before income taxes	(13,978,580)	(22,809,925)	(28,083,575)	(31,858,548)
Income tax benefit	5,325,840	—	10,699,843	—

Loss from continuing operations	(8,652,740)	(22,809,925)	(17,383,732)	(31,858,548)

Discontinued operations:
Income (loss) from operations of Barnett Shale Properties (including impairment in 2008 of $40,909,374)	(39,537,612)	578,844	(39,449,751)	1,116,193
Income tax benefit	15,063,830	—	15,030,355	—

Income (loss) on discontinued operations	(24,473,782)	578,844	(24,419,396)	1,116,193

Net loss	(33,126,522)	(22,231,081)	(41,803,128)	(30,742,355)
Preferred stock dividend	(74,703,377)	—	(80,427,407)	—

Net loss available to common shareholders	(107,829,899)	(22,231,081)	(122,230,535)	(30,742,355)
Other comprehensive income	—	1,816,564	—	1,816,564

Comprehensive loss	$(107,829,899)	$(20,414,517)	$(122,230,535)	$(28,925,791)

Net loss per share:
Basic and diluted from continuing operations	$(0.96)	$(0.32)	$(1.18)	$(0.49)
Basic and diluted from discontinued operations	(0.28)	0.01	(0.29)	0.02

Basic and diluted total	$(1.24)	$(0.31)	$(1.47)	$(0.47)

Weighted average shares outstanding:
Basic and diluted	86,895,055	72,633,713	83,250,766	65,922,049

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,803,128)	$(30,742,355)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations	24,419,396	(1,116,193)
Depletion, depreciation and amortization	28,327,274	5,750,330
Amortization of deferred financing costs and debt discount	1,447,953	5,576,322
Stock-based compensation	2,443,870	6,156,745
Loss on impairment of investment	—	3,192,250
Exploration expense	100,000	340,939
Bad debt expense	—	396,629
Deferred tax benefit	(10,699,843)	—
Accretion of asset retirement obligation	317,766	266,530
Loss on derivative liabilities	31,445,447	2,099,938
Changes in:
Accounts receivable	(684,276)	6,359,467
Prepayments and other assets	2,757,480	27,566
Payments made to settle asset retirement obligations	(1,021,831)	—
Accounts payable and accrued liabilities	(41,258,993)	6,182,808

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	(4,208,885)	4,490,976
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	5,285,593	3,512,876

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,076,708	8,003,852

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Goldking, net of $1,155,720 cash received	—	(310,977,851)
Investment in proved and unproved properties	(21,335,845)	(19,093,942)
Purchase of furniture and fixtures	(374,064)	(181,162)
Increase in other assets	(12,429)	(8,683)

NET CASH USED IN INVESTING ACTIVITIES - CONTINUED OPERATIONS	(21,722,338)	(330,261,638)
NET CASH USED IN INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	(8,859,470)	(19,019,228)

NET CASH USED IN INVESTING ACTIVITIES	(30,581,808)	(349,280,866)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible preferred stock	—	203,677,812
Proceeds from long-term debt	28,100,000	356,909,062
Payments on preferred stock issuance costs	—	(1,053,156)
Payments on long-term debt issuance costs	—	(6,227,581)
Payments on long-term debt	—	(103,539,178)
Payments on long-term debt - related parties	—	(27,831,115)
Payments on short-term debt	(1,716,598)	(652,853)

NET CASH PROVIDED BY FINANCING ACTIVITIES	26,383,402	421,282,991

NET CHANGE IN CASH BALANCE	(3,121,698)	80,005,977
Cash balance at beginning of period	16,771,726	3,574,705

Cash balance at end of period	$13,650,028	$83,580,682

SUPPLEMENTAL DISCLOSURES
Interest paid	$15,925,872	$3,319,257
Income taxes paid	—	—
NON-CASH DISCLOSURES
Common stock issued for conversion of debt	$—	$2,692,250
Common stock issued for purchase of Goldking	—	18,000,000
Common stock issued for conversion of preferred stock	15,240,000	—
Common stock issued for cashless exercise of options	59	—
Redeemable convertible preferred stock dividends	80,427,407	—
Accretion of discount on preferred stock	856,732	—

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

Dune prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, Dune has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first six months of 2008. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our 2007 Form 10-K. The income statement for the six months ended June 30, 2008 cannot necessarily be used to project results for the full year. Dune has made certain reclassifications to prior year financial statements in order to conform to current year presentations.

Successful efforts method of accounting

With the acquisition of Goldking, Dune elected to switch from full cost to successful efforts method of accounting for its investments in oil and gas properties, effective January 1, 2007. The successful efforts method is the preferable method of accounting for oil and gas properties. Under the successful efforts method, exploration costs and dry hole costs (the primary uncertainty affecting this method) are recognized as expenses when incurred and the costs of successful exploration wells are capitalized as oil and gas properties. The Company believes that, in light of the Goldking acquisition and its increased level of development and exploration activities, the successful efforts method of accounting provides a better matching of expenses to the period in which oil and gas production is realized. As a result, the Company believes that the change in accounting method was appropriate.

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

The change in accounting method constituted a “Change in Accounting Principle,” requiring that all prior period financial statements be adjusted to reflect the results and balances that would have been reported had Dune been following the successful efforts method of accounting from its inception. The cumulative effect of the change in accounting method as of December 31, 2006 was to increase the balance of the Company’s net investment in oil and gas properties and retained earnings at those dates by $4,805,966. The change in accounting method resulted in an increase in the net loss of $324,635 and $983,133 for the three and six months ended June 30, 2007, respectively. There was no material impact on earnings per share (basic and diluted) for these respective periods. The change in method of accounting had no impact on cash or working capital.

The unit-of-production method of depreciation, depletion and amortization of oil and gas properties under the successful efforts method of accounting is applied pursuant to the simple multiplication of units produced by the costs per unit on a field by field basis. Leasehold cost per unit is calculated by dividing the total cost by the estimated total proved oil and gas reserves associated with that field. Well cost per unit is calculated by dividing the total cost by the estimated total proved producing oil and gas reserves associated with that field. The volumes or units produced and asset costs are known and while the proved reserves have a high probability of recoverability, they are based on estimates that are subject to some variability. Amortization expense amounted to $14,759,056 and $4,998,481 for the three months ended June 30, 2008 and 2007, and $27,614,519 and $5,596,587 for the six months ended June 30, 2008 and 2007, respectively.

Discontinued operations

During the second quarter of 2008, the Company signed a Purchase and Sale Agreement to sell its Barnett Shale Properties located in Denton and Wise Counties, Texas. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the results of operations of this divestiture have been reflected as discontinued operations. See Note 9 for additional information regarding discontinued operations.

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

Impact of recently issued accounting standards

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. See Note 10 for the impact on Dune’s consolidated financial statements for the six months ended June 30, 2008.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for the Company as of January 1, 2009 and in accordance with its requirements it will be applied retrospectively. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its consolidated financial statements.

NOTE 2 — DEBT FINANCING

Wells Fargo Foothill Credit Agreement

On May 15, 2007, Dune entered into a credit agreement among it, each of Dune’s subsidiaries named therein as borrowers, each of Dune’s subsidiaries named therein as guarantors, certain lenders and Wells Fargo Foothill, Inc. (“Wells Fargo”), as arranger and administrative agent (the “WF Agreement”). Subject to the satisfaction of a Borrowing Base formula (based on the proved producing and non-producing reserves of Dune and its operating subsidiaries), numerous conditions precedent and covenants, the WF Agreement provides for a revolving credit commitment of up to $20 million, which may be extended up to $40 million upon request by Dune so long as no Default or Event of Default exists or would exist at time of such request (the “Revolver Commitment”), with a sub-limit of $20 million for issuance of letters of credit. Effective February 29, 2008, Dune requested and received the extension up to $40 million under the Revolver Commitment. Unless earlier payment is required under the WF Agreement, advances under the Revolver Commitment must be paid on or before May 15, 2010. Under the WF Agreement, interest on advances accrues at either Wells Fargo’s Base Rate or the LIBOR rate, at Dune’s option, plus an applicable margin ranging from 0.25% to 2.0% based upon the ratio of outstanding advances and letters of credit usage under the WF Agreement to the Borrowing Base or Revolver Commitment, whichever is less. With respect to letters of credit issued under the WF agreement, fees accrue at a rate equal to the applicable margin for any LIBOR rate advances multiplied by the daily balance of the undrawn amount of all outstanding letters of credit. As of June 30, 2008, standby letters of credit were issued amounting to $8.79 million. There was a $28.1 million loan outstanding under the Revolver Commitment with an interest rate of LIBOR plus 1  1/2% as of June 30, 2008.

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

On August 4, 2008, Dune amended the WF Agreement, pursuant to which the definitions of “Change of Control” and “Permitted Holders” were modified to provide that a Change of Control occurs when any group or person, other than Permitted Holders, becomes the beneficial owner, directly or indirectly, of 25% or more of Dune’s common stock.

Senior Secured Notes

On May 15, 2007, Dune sold to Jefferies & Company, Inc. $300 million aggregate principal amount of 10 1/2% Senior Secured Notes due 2012 (“Senior Secured Notes”) at a purchase price of $285 million. Net proceeds from the sale of the Senior Secured Notes together with the net proceeds from the sale of Dune’s Senior Redeemable Convertible Preferred Stock were used primarily to acquire all of the issued and outstanding capital stock of Goldking, to discharge outstanding indebtedness and for general working capital.

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

The debt discount is being amortized over the life of the notes using the effective interest method. Amortization expense associated with the debt discount amounted to $581,799 and $1,146,844 for the three and six months ended June 30, 2008, respectively.

NOTE 3 — REDEEMABLE CONVERTIBLE PREFERRED STOCK

During the quarter ended June 30, 2007, Dune sold to Jefferies & Company, Inc. pursuant to the Purchase Agreement dated May 1, 2007, 216,000 shares of its Senior Redeemable Convertible Preferred Stock (“Preferred Stock”) for gross proceeds of $216 million less a discount of $12.3 million yielding net proceeds of $203.7 million. As provided in the Certificate of Designations, the Preferred Stock has a liquidation preference of $1,000 per share and originally paid a dividend at a rate of 10% per annum, payable quarterly, at the option of Dune, in additional shares of Preferred Stock, shares of common stock (subject to the satisfaction of certain conditions) or cash. The Preferred Stock was initially convertible into shares of our common stock, based on an initial conversion price of $3.00 per share of the common stock. However, the Certificate of Designations provided a one-time adjustment to the conversion price in the event that, the volume weighted average price of the Company’s common stock for the 30 trading days up to and including April 30, 2008 was less than $2.50 per share. The Certificate of Designations also provided that, if the volume weighted average price of the Company’s common stock plus 10% over this 30 day trading period was less than $1.75, then the dividend payable on the Preferred Stock would increase. Because the volume weighted average price of the Company’s common stock was below these thresholds over this 30 day period, effective May 1, 2008, the conversion price of the Preferred Stock was lowered to $1.75 and the dividend rate increased to 12% per annum.

Additionally, in accordance with Emerging Issuer Task Force (“EITF”) No. 00-27, “Application of Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments,” a beneficial conversion feature was triggered as a result of the one time adjustment to the conversion price on May 1, 2008. The Company attributed a discount of $68,414,051 to the Preferred Stock based upon the difference between the effective conversion price after the one-time adjustment of the shares and the closing price of the Preferred Stock on the date of issue. As the Preferred Stock does not have a stated redemption date, the discount resulting from the beneficial conversion feature should be amortized from the date of issuance to the earliest conversion date. Additionally, all unamortized discount remaining at the date of conversion is recognized as a dividend. Therefore, on May 1, 2008, the Company recorded a dividend of $68,414,051 related to the beneficial conversion feature.

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

The Preferred Stock discount is being amortized over five years using the effective interest method and is charged to paid-in capital as the Company has a deficit balance in retained earnings. Charges to paid-in capital for the three and six months ended June 30, 2008 amounted to $434,414 and $856,732, respectively.

During the six months ended June 30, 2008, holders of 15,240 shares of the Preferred Stock converted their shares into 11,700,567 shares of common stock. This amount includes 3,266,083 shares to satisfy the underlying make whole provision associated with the converted Preferred Stock.

During the six months ended June 30, 2008, Dune paid dividends on the Preferred Stock in the amount of $11,663,000. In lieu of cash, the Company elected to issue 11,663 additional shares of Preferred Stock.

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

	As Reported	Pro-Forma
Three months ended June 30, 2007
Revenues	$10,979,399	$21,544,190
Net loss available to common shareholders	(22,231,081)	(17,914,151)
Loss per share	(0.31)	(0.23)

Six months ended June 30, 2007
Revenues	$11,808,639	$40,262,050
Net loss available to common shareholders	(30,742,355)	(43,697,079)
Loss per share	(0.47)	(0.59)

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

As part of the Swap Agreement, Wells Fargo assumed the rights, liabilities, duties and obligations of substantially all Goldking’s counterparties under prior crude oil and natural gas hedging arrangements between Goldking and various other banking institutions. These hedging arrangements are summarized as follows:

DUNE ENERGY, INC.

Current Hedge Positions as of June 30, 2008

Crude Oil Trade Details

Instr.	Beg. Date	Ending Date	Floor	Ceiling	Fixed	Total Bbls 2008	Bbl/d	Total Bbls 2009	Bbl/d	Total Volumes
Collar	Jan-08	Dec-08	$65.00	$89.10		48,000	261		—	48,000
Collar	Jan-09	Dec-09	$55.00	$60.95			—	264,000	723	264,000
Puts	Jan-08	Dec-08	$65.00			60,000	326		—	60,000
Swap	Jan-08	Dec-08			$69.60	60,000	326		—	60,000
Swap/Cap	Jan-07	Dec-09		$72.50	$60.00	8,400	46	10,080	28	18,480

						176,400	959	274,080	751	450,480

					Days	184		365
Hedged Daily Production						959		751

Natural Gas Trade Details

Instr.	Beg. Date	Ending Date	Floor	Ceiling	Fixed	Total Mmbtu 2008	Mmbtu/d	Total Mmbtu 2009	Mmbtu/d	Total Volumes
Collar	Jan-08	Dec-08	$8.00	$10.50		240,000	1,304		—	240,000
Collar	Jan-09	Dec-09	$7.25	$8.77			—	1,680,000	4,603	1,680,000
Puts	Jan-08	Dec-08	$8.50			360,000	1,957		—	360,000
Swap	Jan-08	Dec-08			$8.14	480,000	2,609		—	480,000
3-Way Collar	Jan-07	Dec-09	$6.62			82,500	448	123,000	337	205,500
				$13.35	$6.62	247,500	1,345	369,000	1,011	616,500
Collar	Mar-08	Jul-08	$7.70	$8.41		90,000	2,903			90,000

						1,500,000	10,566	2,172,000	5,951	3,672,000

					Days	184		365
Hedged Daily Production						10,566		5,951

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

Effective January 1, 2008, the Company discontinued, prospectively, the designation of its derivatives as cash flow hedges. The net derivative loss related to discontinued cash flow hedges, as of December 31, 2007, will continue to be reported in accumulated other comprehensive loss until such time that they are charged to income or loss as the volumes underlying the cash flow hedges are realized. Beginning January 1, 2008, the gain or losses on derivatives are being recognized in earnings. For the three months ended June 30, 2008, Dune recorded a loss on the derivatives of $24,819,419, $21,157,169 unrealized and $3,661,980 realized. For the six months ended June 30, 2008, Dune recorded a loss on the derivatives of $36,721,128, $31,445,447 unrealized and $5,275,681 realized. At June 30, 2008, there was an unrealized net loss on the prior year open hedge contracts of $2,770,410.

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

In connection with the acquisition of Goldking, the Company inherited an environmental contingency which after conducting its due diligence and subsequent testing believes is the responsibility of a third party. The matter is being reviewed by the federal regulators to deem the cause of the responsibility. While the final outcome can not be currently determined and any costs to remediate the area may not be covered by insurance, the Company does not believe it will have a material impact on its results of operations or financial position.

The Company is not aware of any other environmental claims existing as of June 30, 2008 which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.

NOTE 7 — RESTRICTED STOCK, STOCK OPTIONS AND WARRANTS

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors, and consultants. Total stock-based compensation expense including options, warrants and restricted stock was $1,319,877 and $2,443,870 for the three and six months ended June 30, 2008, respectively, and $5,248,441 and $6,156,745 for the three and six months ended June 30, 2007, respectively.

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

During the six months ended June 30, 2008, option holders exercised 85,000 options on a cashless basis for 59,465 shares of common stock. This transaction resulted in an increase in common stock of $59 and a reduction in paid-in capital of $59. Dune received no cash consideration in this transaction.

On March 14, 2008, the Company issued 527,058 shares of common stock related to 50% of the 2007 annual bonus for 3 senior employees of the Company. The restricted common stock was equal to 125% of the cash bonus to be paid and will vest on the one year anniversary of the grant date.

On March 31, 2008, the Company issued 20,484 shares of common stock in lieu of cash for fees earned by 3 non-employee directors of the Company. These individuals made a one-time annual election at the beginning of the 2008 fiscal year to receive restricted common stock in lieu of cash for services rendered. The restricted common stock was equal to 125% of the fees to be paid and will vest on the one year anniversary of the grant date.

On June 30, 2008, the Company issued 39,448 shares of common stock in lieu of cash for fees earned by 3 non-employee directors of the Company. These individuals made a one-time annual election at the beginning of the 2008 fiscal year to receive restricted common stock in lieu of cash for services rendered. The restricted common stock was equal to 125% of the fees to be paid and will vest on the one year anniversary of the grant date.

A summary of stock option transactions follow:

	Options	Weighted Average Price
Outstanding as of December 31, 2007	2,950,000	$1.73
Granted during 2008	—	—
Cancelled or expired	(15,000)	(1.77)
Exercised	(85,000)	(0.54)

Outstanding as of June 30, 2008	2,850,000	$1.78

Options outstanding and exercisable at June 30, 2008 are as follows:

Exercise Price	Number of Shares	Remaining life	Intrinsic Value (In-the-money) Options
0.54	20,000	0.3 years	$10,000
0.85	25,000	1.5 years	6,000
0.90	50,000	0.5 years	5,000
1.25	250,000	1.7 years	—
1.50	50,000	3.2 years	—
1.87	500,000	3.8 years	—
1.94	500,000	3.6 years	—
2.35	300,000	2.3 years	—
2.44	1,125,000	1.9 years	—
2.54	30,000	2.2 years	—

	2,850,000		$21,000

Warrants outstanding at June 30, 2008 are as follows:

Exercise Price	Number of Shares	Remaining Life	Intrinsic Value (In-the-money) Warrants
1.35	558,172	7.3 years	$—
1.85	324,324	2.3 years	—
2.65	900,000	2.6 years	—

	1,782,496		$—

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

Dune adopted FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109, (“FIN 48”), effective January 1, 2007. The adoption of FIN 48 did not have a material effect on Dune’s consolidated financial statements. FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Dune recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing tax benefits as of the date of adoption. There are no unrecognized tax benefits that if recognized would affect the tax rate. There was no interest or penalties recognized as of the date of adoption or for the six months ended June 30, 2008.

The Company files tax returns in the U.S. and states in which it has operations and is subject to taxation. Tax years subsequent to 2004 remain open to examination by taxing authorities.

Dune’s effective tax rate for the six months ended June 30, 2008 and 2007 was approximately 38.1%, due to state taxes, and 0%, due to the cumulative net operating loss with a full valuation allowance, respectively.

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

NOTE 9 — DISCONTINUED OPERATIONS

In June, 2008 Dune signed a Purchase and Sale Agreement to sell its Barnett Shale Properties located in Denton and Wise Counties, Texas for $41.5 million, subject to adjustment. The disposition of the Barnett Shale Properties will allow the Company to focus on substantially higher rates of return generated by its Gulf Coast fields, the majority of which were acquired last year. The effective date of the sale will be May 1, 2008. Pursuant to an amendment to the Purchase and Sale Agreement, the closing is expected to occur on or before August 29, 2008.

In conjunction with the pending sale of these assets, the Company recognized a loss of $40,909,374 in 2008 to write down the related carrying amounts to their fair value less cost to sell. The assets of the discontinued operations, consisting of net oil and gas properties, are presented separately under the caption “Assets held for sale” in the accompanying Balance Sheets at June 30, 2008 and December 31, 2007.

Pursuant to accounting rules for discontinuing operations, Dune has classified 2008 and prior reporting periods to present the activity related to the Barnett Shale Properties as a discontinued operation. Discontinued operations for the three and six months ended June 30, 2008 and 2007 are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues	$4,646,088	$2,893,284	$8,794,719	$5,021,605

Costs and expenses:
Lease operating expense	779,551	367,937	2,050,490	571,736
Production costs	686,259	519,159	1,458,636	936,993
Depletion, depreciation and amortization	1,808,516	1,427,344	3,825,970	2,396,683
Impairment on asset	40,909,374	—	40,909,374	—

Total operating expense	44,183,700	2,314,440	48,244,470	3,905,412

Income (loss) from discontinued operations before income taxes	(39,537,612)	578,844	(39,449,751)	1,116,193
Provision for income taxes	15,063,830	—	15,030,355	—

Income (loss) on discontinued operations	$(24,473,782)	$578,844	$(24,419,396)	$1,116,193

Production:
Oil (bbl)	2,867	3,154	4,471	5,461
Gas (mcf)	428,366	464,581	982,712	828,764
Total (mcfe)	445,568	483,505	1,009,538	861,530

NOTE 10 — FAIR VALUE MEASUREMENTS

Dune adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. In February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 by one year for nonfinancial assets and liabilities. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We consider active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that we value using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange traded derivatives such as over-the-counter commodity price swaps, investments and interest rate swaps.

Level 3	Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). Our valuation models are primarily industry-standard models that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, (c) volatility factors and (d) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Level 3 instruments primarily include derivative instruments, such as basic swaps, commodity price collars and floors, as well as investments. Although we utilize third party broker quotes to assess the reasonableness of our prices and valuation techniques, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of our investments and financial instruments by SFAS No. 157 pricing levels as of June 30, 2008:

	Fair Value Measurements at June 30, 2008 Using
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Oil and gas derivatives	$—	$(41,413,325)	$—	$(41,413,325)

Total	$—	$(41,413,325)	$—	$(41,413,325)

NOTE 11 — SUBSEQUENT EVENTS

On August 1, 2008, pursuant to its 2007 Stock Incentive Plan, the Company issued a total of 3,058,500 shares of its common stock to its employees and non-employee directors. These shares vest ratably over a three year period with the initial vesting occurring August 1, 2009. The 2007 Stock Incentive Plan was approved by Dune’s stockholders and is administered by Dune’s Compensation Committee.

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

Our primary focus will continue to be the development and exploration efforts in our Gulf Coast properties. We believe that our extensive acreage position will allow us to grow organically through low risk drilling in the near term, as this property set continues to present attractive opportunities to expand our reserve base through field extensions, delineating deeper formations within existing fields and high risk/high reward exploratory drilling for 2008 and beyond. In addition, we will constantly review, rationalize and “high-grade” our properties in order to optimize our existing asset base. Consistent with this goal, on June 30, 2008, we entered into a Purchase and Sale Agreement with Pioneer Natural Resources USA, Inc. to sell certain oil and gas properties producing from the Barnett Shale in Denton and Wise Counties, Texas. Included are working and net revenue interests in oil and gas leases, wells and properties, together with rights under related operating, marketing and service contracts and agreements. It also includes personal property, surface interests, hydrocarbons, records and tangible and intangible rights. The purchase price for which we agreed to sell is $41,500,000 payable in cash and subject to certain customary adjustments at closing, which is expected to occur during the third quarter.

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

Liquidity and Capital Resources

During the first six months of 2008 compared to the first six months of 2007, net cash flow provided by operating activities decreased by $6.9 million to $1.1 million. This decline was largely due to a substantial reduction in accounts payable which accumulated as a result of our capital program of the last 9 months.

Largely as a result of the proposed sale of the Barnett Shale Properties in the second quarter of 2008, our current assets reached $90.5 million on June 30, 2008. Cash on hand comprised approximately $13.6 million of this amount, compared to $16.8 million at the end of the calendar 2007 and $83.6 million at the end of the second calendar quarter of 2007. However, as mentioned earlier, our accounts payable fell from $56.6 million at year end 2007 to $21.4 million at June 30, 2008. The financial statements reflect our active and ongoing drilling and facilities upgrade program which involved almost $60 million of capital investment in the fourth quarter of 2007 and another $30.2 million during the first six months of 2008. We now expect to spend approximately $47.5 million over the next two quarters on continuing development and exploitation of our hydrocarbon assets.

During the first six months of 2008, as a result of an increase in our borrowing base, the availability under our revolving line of credit was increased to $40 million. As of June 30, 2008, borrowings under our credit facility totaled $28.1 million for working capital purposes.

Semi-annual interest of $15.75 million on our 10  1/2% Senior Secured Notes due 2012 (the “Senior Secured Notes”) was due and paid on June 1, 2008 and semi-annually thereafter. The principal on the Senior Secured Notes is not due until 2012.

Shares of our Senior Redeemable Convertible Preferred Stock (“Preferred Stock”) are not redeemable until December 1, 2012 or upon a change in control. Dividends are payable quarterly beginning September 1, 2007 with the Company having the option of paying any dividend on the Preferred Stock in shares of common stock, shares of Preferred Stock or cash. On May 1, 2008 the reset provision under the terms of the Preferred Stock certificate of designation became effective. As a result, the conversion price of the Preferred Stock was lowered from $3.00 to $1.75. In addition, the dividend rate on the Preferred Stock was simultaneously increased from 10% to 12%. Also, the reset of the conversion price of the Preferred Stock triggered a beneficial conversion feature resulting in enhanced economic value and was treated as a dividend to the holders of Preferred Stock of $68 million.

Our primary sources of liquidity are cash provided by operating activities, debt financing, sales of non-core properties and access to capital markets. The strength of commodity prices is expected to continue to favorably impact all of these and our continuing ability to meet our financial obligations and ongoing capital programs.

Results of Operations

Production volumes were up significantly as a result of the Goldking acquisition and increased operating and drilling activities, rising from 1,289 mcfe for the first six months of 2007 to 6,163 mcfe for the same six month period of 2008.

The following table reflects the increase in oil and gas sales revenue from continuing operations due to the changes in prices and volumes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except prices)		(In thousands, except prices)
Gas production volume (Mcf)	1,629	618	3,216	677
Gas sales revenue	$20,241	$4,868	$33,850	$5,210
Price per Mcf	$12.43	$7.88	$10.53	$7.70

Increase in gas sales revenue due to:
Change in production volume	$7,964		$19,539
Change in prices	7,409		9,101

Total increase in gas sales revenue	$15,373		$28,640

Oil production volume (Bbls)	263	94	491	102
Oil sales revenue	$31,262	$6,088	$54,344	$6,552
Price per barrel	$118.87	$64.77	$110.61	$64.24

Increase in oil sales revenue due to:
Change in production volume	$10,965		$24,988
Change in prices	14,209		22,804

Total increase in oil sales revenue	$25,174		$47,792

Total production Mcfe	3,209	1,182	6,163	1,289
Price per Mcfe	$16.05	$9.27	$14.31	$9.12

We recorded a net loss available to common shareholders for the three months ended June 30, 2008 of $107.8 million or $1.24 basic and diluted loss per share compared to a net loss of $22.2 million or $0.31 basic and diluted loss per share for the three months ended June 30, 2007. For the first six months of 2008, we recorded a net loss of $122.2 million or $1.47 basic and diluted loss per share compared to $30.7 million or $0.47 basic and diluted loss per share for the first six months of 2007. However, our net loss from continuing operations was $8.7 million for the second quarter of 2008 and $17.4 million for the first six months of the fiscal year, respectively. Net loss for the three and six months ended June 30, 2008 was greater than in the prior year primarily because of the substantial impact of the impairment associated with the sale of the Barnett Shale Properties. The net loss available to common shareholders over the same two periods was largely affected by the Preferred Stock dividend associated with the beneficial conversion feature which was triggered on May 1, 2008. The improvement in the net loss from continuing operations for the three month and six month periods ending June 30, 2008 over the comparable period of 2007 was the result of higher production and, with respect to the second fiscal quarter, improving unit cost of operations. The first fiscal quarter negatively influenced the operating metrics due to higher workover expenses occurring during that period. The mark-to-market hedge accounting for derivative contracts also tempered operating improvements as higher hydrocarbon prices generated offsetting losses in the fair market value of our open contracts.

Revenues

Revenue from continuing operations for the current quarter ended June 30, 2008 increased $40.5 million from the comparable 2007 quarter to $51.5 million. The Goldking acquisition made up $39.6 million of this increase with oil volumes of 163,636 bbls and gas volumes of 1,078,281 mcfs. The remaining increase for the first quarter of $0.9 million resulted primarily from an increase in oil and gas prices.

Revenue from continuing operations for the current six months ended June 30, 2008 increased $76.4 million from the comparable 2007 period to $88.2 million. The Goldking acquisition made up $75.7 million of this increase with volumes of 389,988 bbls and 2,574,615 mcfs. The remaining increase for the six month period of $0.7 million is primarily due to an increase in oil and gas prices.

Operating expenses

General and administrative expense (G&A expense)

G&A expense for the current quarter ended 2008 decreased $2.6 million from the comparable 2007 quarter to $5.2 million. This decrease resulted from a reduction in share-based compensation of $3.9 million which was offset by increases in personnel expense of $1.3 million.

For the six months ended June 30, 2007 and 2008, G&A expense was up slightly from $9.6 million to $10.2 million. This increase consists of a decrease in share-based compensation of $3.7 million which was offset by significant increases in personnel expense and professional fees. The difference in directionality between the three and six month periods reflected the full quarter’s effect of the Goldking acquisition on G&A. However, on a unit of production basis, G&A fell from $6.61/Mcfe for the second quarter of 2007 to $1.62/Mcfe for the same period of 2008 and from $7.42/Mcfe for the six months of 2007 to $1.65/Mcfe for the same period of 2008.

Lease operating expense and production taxes

Lease operating expense and production taxes from continuing operations for the current quarter ended June 30, 2008 increased $5.3 million from the comparable 2007 quarter to $11.3 million. This increase is primarily due to the Goldking acquisition as the 2007 activity only consisted of 45 days activity versus a full 91 days in 2008. Additionally, increased oil and gas prices in 2008 resulted in increased production taxes.

Lease operating expense and production taxes from continuing operations for the six months ended June 30, 2008 increased $17.1 million from the comparable 2007 period to $23.3 million. The Goldking acquisition made up $16.5 million of this increase. However, workover expenses in the first three months of the year also contributed to the increase. Second quarter results showed improving efficiency as total operating expenses and production taxes declined from $5.09/Mcfe for the three months ended June 30, 2007 to $3.52/Mcfe for the comparable period of 2008. Consequently, total operating expenses for the first six months of the year fell to $3.78/Mcfe compared to $4.84/Mcfe for the same period of 2007.

Exploration costs

For the quarters ended June 30, 2007 and 2008, exploration costs increased from $0.04 million to $0.1 million, respectively. Additionally, for the six months ended June 30, 2007 and 2008, exploration costs decreased from $0.3 million to $0.1 million. This reflects the Company’s focus on evaluating development opportunities associated with the Goldking acquisition, which occurred May 15, 2007, and on drilling development wells in order to convert proved undeveloped reserves to proved developed reserves.

Accretion of asset retirement obligation

Accretion expense for asset retirement obligations remained relatively flat as evidenced by a $0.1 million reduction for the quarter ended June 30, 2008 compared to the comparable period in 2007. Similarly, accretion expense for the six month period ended June 30, 2008 reflected a $0.05 million increase from the comparable period of 2007.

Depletion, depreciation and amortization (DD&A)

For the current quarter of 2008, the Company recorded DD&A expense from continuing operations of $15.1 million compared to $5.1 million for 2007 representing an increase of $10.0 million. The Goldking acquisition accounted for $9.7 million of the increase. For the current six months of 2008, the Company recorded DD&A expense from continuing operations of $28.3 million compared to $5.8 million for 2007 representing an increase of $22.5 million. This increase is primarily due to approximately $86.1 million of capital expenditures in the third and fourth quarters of 2007 as well as $21.0 million of capital expenditures for the first six months of 2008 which increased the depletable base.

Other income (expense)

Interest income

Interest income was $0.1 million in the current quarter ended June 30, 2008 compared to $0.5 million in comparable 2007 quarter. Additionally, interest income decreased $0.3 million for the current six months ended 2008 compared to the 2007 comparable period. This was the result of using our cash balances to support working capital and contribute to the capital program.

Interest expense

Interest expense for the quarter ended June 30, 2008 amounted to $8.9 million compared to $14.3 million in the comparable quarter ended 2007. This reduction of $5.4 million is attributable to the amortization and expensing of deferred loan costs on debt incurred prior to the Goldking acquisition in 2007.

Interest expense for the six months ended June 30, 2008 amounted to $17.5 million compared to $16.5 million in the comparable period of 2007. This increase reflects interest expense on the Company’s additional borrowings under the Revolver Commitment of $28.1 million as of June 30, 2008.

Loss on derivative liabilities

Effective January 1, 2008, the Company discontinued, prospectively, the designation of its derivatives as cash flow hedges. The net derivative loss related to the discontinued cash flow hedges, as of December 31, 2007, will continue to be reported in accumulated other comprehensive loss until such time that they are charged to income or loss as the volumes underlying the cash flow hedges are realized. Beginning January 1, 2008, the loss on derivatives is being recognized currently in earnings. For the current quarter ended June 30, 2008, the Company incurred a loss on derivatives of $24.8 million compared to a $0.8 million loss for the 2007 comparable quarter resulting in an increase of $24.0 million. Of the $24.8 million loss for the second quarter ended June 30, 2008, $3.7 million were cash settlement payments compared to $0.1 million of cash settlement receipts for the second quarter as of June 2007. The $24.8 million loss on the derivatives is primarily attributable to a decline in the fair market value of open contracts and higher oil and gas prices as of June 30, 2008.

For the current six months ended June 30, 2008, the Company incurred a loss on derivatives of $36.7 million compared to a $1.9 million loss for the 2007 comparable period. Of the $36.7 million of loss as of the current six months ended June 30, 2008, $5.4 million were cash settlement payments compared to $0.2 million of cash settlement receipts for the six months ended June 30, 2007. This difference is reflective of the increase in oil and gas prices for the period.

Income tax benefit

In the first six months of 2007, the Company’s taxes were subject to a full valuation allowance yielding $0 tax benefit. As a result of the Goldking acquisition in the second quarter of 2007, the Company has significant deferred tax liabilities in excess of its deferred tax assets. Management has determined that a valuation allowance is no longer necessary as the realization of its deferred tax assets is more likely than not. Consequently, for the first six months of 2008, the Company has recorded an income tax benefit of $10.7 million.

Discontinued operations

Associated with the potential sale of the Barnett Shale Properties, the Company has reflected all activity for these assets as discontinued operations. For the three and six months ended June 30, 2007, the Company reclassified $0.6 million and $1.1 million, respectively, as income from discontinued operations. No provision for income tax was computed for these amounts.

For the three and six months ended June 30, 2008, the Company generated income from the operation of the Barnett Shale Properties of $1.4 million and $1.5 million, respectively. This income was offset by a $40.9 million impairment to write down the related carrying amounts to their fair value less cost to sell. Additionally, an income tax benefit of $15 million was provided from this transaction yielding a $24.4 million loss on discontinued operations for the three and six months ended June 30, 2008.

Net Loss

For the current quarter ended June 30, 2008, the net loss from continuing operations decreased $14.1 million from the comparable 2007 quarter to $8.7 million. Additionally, for the six months ended for 2008, the net loss decreased $14.5 million from the comparable 2007 period to $17.4 million. The net loss from discontinued operations after tax benefit at June 30, 2008 was $24.4 million. Total net loss from continuing and discontinued operations for the six month period ended June 30, 2008 was $41.8 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is the commodity pricing available to our oil and natural gas production. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for oil and spot prices applicable to natural gas. To mitigate some of this risk, we engage periodically in certain hedging activities, including price swaps, costless collars and, occasionally, put options, in order to establish some price floor protection (see Note [ ] to financial statements). We also have some exposure to market risk consisting of changes in interest rates on borrowings under our credit agreement with our senior lender. An increase in interest rates would adversely affect our operating results and the cash flow available after debt service to fund operations. We manage exposure to interest rate fluctuations by optimizing the use of fixed and variable debt.

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

At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective.

During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 22, 2008, we held our annual meeting of stockholders in Houston, Texas. The sole proposal submitted to our stockholders was the election of the seven (7) incumbent members of our board of directors. There was no opposition to the nominees proposed by the Company at the annual meeting and all of the Company’s incumbent directors received a plurality of votes cast at the meeting and were reelected as members of our Board of Directors. Below are the results of the voting:

Name of Nominee	Votes For	Votes Withheld
Steven Barrenechea	62,046,643	274,166
Alan D. Bell	62,033,528	287,281
Richard M. Cohen	61,988,792	332,017
Alan D. Gaines	62,080,638	240,171
William E. Greenwood	62,070,039	250,770
Steven M. Sisselman	62,050,152	270,657
James A. Watt	62,050,070	270,739

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

99.1	First Amendment to Purchase and Sale Agreement with Pioneer Natural Resources USA, Inc.

99.2	First Amendment to Credit Agreement with Wells Fargo Foothill, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNE ENERGY, INC.

Date: August 8, 2008	By:	/s/ James A. Watt
	Name:	James A. Watt
	Title:	President and Chief Executive Officer

Date: August 8, 2008	By:	/s/ Frank T. Smith, Jr.
	Name:	Frank T. Smith, Jr.
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

99.1	First Amendment to Purchase and Sale Agreement with Pioneer Natural Resources USA, Inc.

99.2	First Amendment to Credit Agreement with Wells Fargo Foothill, Inc.