Form 10-Q
period 2008-09-30
DUNE ENERGY INC
filed 2008-11-06
CIK 1092839

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 94,777,560 shares of Common Stock, $.001 per share, as of October 31, 2008.

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Dune Energy, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash	$33,425,784	$16,771,726
Accounts receivable, net of reserve for doubtful accounts of $396,629 and $396,629	17,575,225	31,474,433
Assets held for sale	1,210,810	76,492,464
Prepayments and other current assets	2,407,903	7,602,405

Total current assets	54,619,722	132,341,028

Oil and gas properties, using successful efforts accounting—proved	552,170,727	518,036,814
Less accumulated depreciation, depletion, amortization and impairment	(81,255,198)	(41,529,191)

Net oil and gas properties	470,915,529	476,507,623

Property and equipment, net of accumulated depreciation of $1,162,235 and $416,324	2,256,507	2,632,400
Deferred financing costs, net of accumulated amortization of $821,265 and $371,353	1,770,460	2,220,372
Other assets	2,250,275	2,229,723
Deposit—related party	—	500,000

	6,277,242	7,582,495

TOTAL ASSETS	$531,812,493	$616,431,146

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,377,886	$56,648,904
Accrued liabilities	37,708,677	30,948,966
Derivative liabilities	10,320,499	4,131,078
Other current liabilities	2,310,720	3,953,021

Total current liabilities	54,717,782	95,681,969

Long-term debt, net of discount of $11,010,028 and $12,755,924	288,989,972	287,244,076
Deferred taxes	12,996,439	29,929,436
Other long-term liabilities	11,126,693	16,762,462

Total liabilities	367,830,886	429,617,943

Commitments and contingencies	—	—

Redeemable convertible preferred stock, net of discount of $9,639,584 and $10,943,172, liquidation preference of $1,000 per share, 750,000 shares designated, 231,071 and 227,918 shares issued and outstanding	221,431,416	216,974,828

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 1,000,000 shares authorized, 250,000 shares undesignated, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 94,777,560 and 79,258,174 shares issued and outstanding	94,778	79,258
Additional paid-in capital	55,112,172	56,079,580
Accumulated other comprehensive loss	(2,656,971)	(3,831,228)
Accumulated deficit	(109,999,788)	(82,489,235)

Total stockholders’ deficit	(57,449,809)	(30,161,625)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$531,812,493	$616,431,146

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues	$36,304,350	$23,965,137	$124,498,520	$35,773,776

Operating expenses:
Lease operating expense and production taxes	10,542,897	10,898,946	33,857,045	17,134,243
Exploration expense	14,950	42,452	114,950	383,391
Accretion of asset retirement obligation	165,697	786,806	483,463	1,053,336
Depletion, depreciation and amortization	12,187,417	11,342,760	40,514,691	17,093,089
General and administrative expense	4,852,145	5,842,565	15,022,657	15,401,921
Bad debt expense	—	—	—	396,629
Loss on impairment of investment	—	—	—	3,192,250

Total operating expense	27,763,106	28,913,529	89,992,806	54,654,859

Operating income (loss)	8,541,244	(4,948,392)	34,505,714	(18,881,083)

Other income (expense):
Interest income	227,924	724,273	425,693	1,252,349
Interest expense	(8,856,723)	(6,644,717)	(26,381,409)	(23,175,268)
Gain (loss) on derivative liabilities	23,655,374	5,735,368	(13,065,754)	3,811,986

Total other income (expense)	15,026,575	(185,076)	(39,021,470)	(18,110,933)

Income (loss) from continuing operations before income taxes	23,567,819	(5,133,468)	(4,515,756)	(36,992,016)
Income tax benefit (expense)	(8,979,340)	—	1,720,503	—

Income (loss) from continuing operations	14,588,479	(5,133,468)	(2,795,253)	(36,992,016)

Discontinued operations:
Income (loss) from operations of Barnett Shale Properties (including impairment in 2008 of $41,893,165)	(478,054)	216,554	(39,927,805)	1,332,747
Income tax benefit	182,139	—	15,212,494	—

Income (loss) on discontinued operations	(295,915)	216,554	(24,715,311)	1,332,747

Net income (loss)	14,292,564	(4,916,914)	(27,510,564)	(35,659,269)
Preferred stock dividend	(6,791,034)	(8,211,980)	(87,218,441)	(8,211,980)

Net income (loss) available to common shareholders	$7,501,530	$(13,128,894)	$(114,729,005)	$(43,871,249)

Net income (loss) per share:
Basic from continuing operations	$0.08	$(0.17)	$(1.04)	$(0.65)
Basic from discontinued operations	—	—	(0.28)	0.02

Total basic	$0.08	$(0.17)	$(1.32)	$(0.63)

Net income (loss) per share:
Diluted from continuing operations	$0.06	$(0.17)	$(1.04)	$(0.65)
Diluted from discontinued operations	—	—	(0.28)	0.02

Total diluted	$0.06	$(0.17)	$(1.32)	$(0.63)

Weighted average shares outstanding:
Basic	93,655,276	77,941,874	86,744,254	70,089,815
Diluted	226,949,884	77,941,874	86,744,254	70,089,815

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,510,564)	$(35,659,269)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations	24,715,311	(1,332,747)
Depletion, depreciation and amortization	40,514,691	17,093,089
Amortization of deferred financing costs and debt discount	2,195,808	7,052,196
Stock-based compensation	3,916,090	7,134,872
Loss on impairment of investment	—	3,192,250
Exploration expense	114,950	383,391
Bad debt expense	—	396,629
Deferred tax benefit	(1,720,503)	—
Accretion of asset retirement obligation	483,463	1,053,336
Loss on derivative liabilities	3,338,345	(2,861,454)
Changes in:
Accounts receivable	13,482,188	1,218,865
Prepayments and other assets	4,095,335	902,493
Payments made to settle asset retirement obligations	(1,038,825)	—
Accounts payable and accrued liabilities	(45,455,821)	28,652,227

NET CASH PROVIDED BY CONTINUING OPERATIONS	17,130,468	27,225,878
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	7,189,892	5,145,587

NET CASH PROVIDED BY OPERATING ACTIVITIES	24,320,360	32,371,465

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Goldking, net of $1,155,720 cash received	—	(327,344,280)
Investment in proved and unproved properties	(34,248,862)	(58,653,675)
Purchase of furniture and fixtures	(412,793)	(692,735)
Proceeds from sale of assets	38,122,619	—
Increase in other assets	(20,552)	(41,598)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES—CONTINUED OPERATIONS	3,440,412	(386,732,288)
NET CASH USED IN INVESTING ACTIVITIES—DISCONTINUED OPERATIONS	(9,053,023)	(34,527,163)

NET CASH USED IN INVESTING ACTIVITIES	(5,612,611)	(421,259,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible preferred stock	—	203,677,812
Proceeds from long-term debt	28,100,000	356,909,062
Proceeds from sale of common stock	—	18,000,000
Payments on preferred stock issuance costs	—	(1,053,156)
Payments on long-term debt issuance costs	—	(6,286,414)
Payments on long-term debt	(28,100,000)	(104,771,263)
Payments on long-term debt—related parties	—	(27,423,932)
Payments on short-term debt	(2,053,691)	(868,864)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,053,691)	438,183,245

NET CHANGE IN CASH BALANCE	16,654,058	49,295,259
Cash balance at beginning of period	16,771,726	3,574,705

Cash balance at end of period	$33,425,784	$52,869,964

SUPPLEMENTAL DISCLOSURES
Interest paid	$16,310,601	$3,360,886
Income taxes paid	—	—
NON-CASH DISCLOSURES
Common stock issued for conversion of debt	$—	$2,692,250
Common stock issued for purchase of Goldking	—	18,000,000
Common stock issued for conversion of preferred stock	15,240,000	—
Common stock issued for cashless exercise of options	59	3
Redeemable convertible preferred stock dividends	87,218,441	8,211,980
Accretion of discount on preferred stock	1,303,589	—

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

Dune prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, Dune has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first nine months of 2008. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our 2007 Form 10-K. The income statement for the nine months ended September 30, 2008 cannot necessarily be used to project results for the full year. Dune has made certain reclassifications to prior year financial statements in order to conform to current year presentations.

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

The change in accounting method constituted a “Change in Accounting Principle,” requiring that all prior period financial statements be adjusted to reflect the results and balances that would have been reported had Dune been following the successful efforts method of accounting from its inception. The cumulative effect of the change in accounting method as of December 31, 2006 was to increase the balance of the Company’s net investment in oil and gas properties and retained earnings at those dates by $4,805,966. The change in accounting method resulted in an increase (decrease) in the net loss of ($917,602) and $65,531 for the three and nine months ended September 30, 2007, respectively. There was no material impact on earnings per share (basic and diluted) for these respective periods. The change in method of accounting had no impact on cash or working capital.

The unit-of-production method of depreciation, depletion and amortization of oil and gas properties under the successful efforts method of accounting is applied pursuant to the simple multiplication of units produced by the costs per unit on a field by field basis. Leasehold cost per unit is calculated by dividing the total cost by the estimated total proved oil and gas reserves associated with that field. Well cost per unit is calculated by dividing the total cost by the estimated total proved producing oil and gas reserves associated with that field. The volumes or units produced and asset costs are known and while the proved reserves have a high probability of recoverability, they are based on estimates that are subject to some variability. Amortization expense amounted to $11,818,774 and $10,774,493 for the three months ended September 30, 2008 and 2007, and $39,433,293 and $16,371,080 for the nine months ended September 30, 2008 and 2007, respectively.

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

Impact of recently issued accounting standards

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. See Note 10 for the impact on Dune’s consolidated financial statements for the nine months ended September 30, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 with early adoption allowed. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position or results of operations.

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

Earnings per Share

The Company follows SFAS No. 128, Earnings per Share, for computing and presenting earnings per share which requires, among other things, dual presentation of basic and diluted income (loss) per share on the face of the statement of operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity. For the three months ended September 30, 2008, the Company’s stock options and warrants were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares yielding an antidilutive effect. However, the Company’s redeemable convertible preferred stock of 231,071 shares yielded additional diluted weighted average common shares of 133,294,608 for a total of 226,949,884 diluted weighted average common shares outstanding for the third quarter of 2008.

NOTE 2 — DEBT FINANCING

Wells Fargo Foothill Credit Agreement

On May 15, 2007, Dune entered into a credit agreement among it, each of Dune’s subsidiaries named therein as borrowers, each of Dune’s subsidiaries named therein as guarantors, certain lenders and Wells Fargo Foothill, Inc. (“Wells Fargo”), as arranger and administrative agent (the “WF Agreement”). Subject to the satisfaction of a Borrowing Base formula (based on the proved producing and non-producing reserves of Dune and its operating subsidiaries), numerous conditions precedent and covenants, the WF Agreement provides for a revolving credit commitment of up to $20 million, which may be extended up to $40 million upon request by Dune so long as no Default or Event of Default exists or would exist at time of such request (the “Revolver Commitment”), with a sub-limit of $20 million for issuance of letters of credit. Effective February 29, 2008, Dune requested and received the extension up to $40 million under the Revolver Commitment. Unless earlier payment is required under the WF Agreement, advances under the Revolver Commitment must be paid on or before May 15, 2010. Under the WF Agreement, interest on advances accrues at either Wells Fargo’s Base Rate or the LIBOR rate, at Dune’s option, plus an applicable margin ranging from 0.25% to 2.0% based upon the ratio of outstanding advances and letters of credit usage under the WF Agreement to the Borrowing Base or Revolver Commitment, whichever is less. With respect to letters of credit issued under the WF agreement, fees accrue at a rate equal to the applicable margin for any LIBOR rate advances multiplied by the daily balance of the undrawn amount of all outstanding letters of credit. As of September 30, 2008, standby letters of credit were issued amounting to $8.79 million. There were no loans outstanding under the Revolver Commitment as of September 30, 2008.

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

The Senior Secured Notes, bearing interest at the rate of 10 1/2% per annum, were issued under that certain indenture, dated May 15, 2007, among Dune, the guarantors named therein, and The Bank of New York Trust Company NA, as trustee (the “Indenture”). The Indenture contains customary representations and warranties by the Company as well as typical restrictive covenants whereby Dune has agreed, among other things, to limitations to incurrence of additional indebtedness, declaration of dividends, issuance of capital stock, sale of assets and corporate reorganizations.

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

The debt discount is being amortized over the life of the notes using the effective interest method. Amortization expense associated with the debt discount amounted to $599,052 and $1,745,896 and is included in interest expense in the consolidated statements of operations for the three and nine months ended September 30, 2008, respectively.

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

Additionally, in accordance with Emerging Issues Task Force (“EITF”) No. 00-27, “Application of Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments,” a beneficial conversion feature was triggered as a result of the one time adjustment to the conversion price on May 1, 2008. The Company attributed a discount of $68,414,051 to the Preferred Stock based upon the difference between the effective conversion price after the one-time adjustment of the shares and the closing price of the Preferred Stock on the date of issue. As the Preferred Stock does not have a stated redemption date, the discount resulting from the beneficial conversion feature should be amortized from the date of issuance to the earliest conversion date. Additionally, all unamortized discount remaining at the date of conversion is recognized as a dividend. Therefore, on May 1, 2008, the Company recorded a dividend of $68,414,051 related to the beneficial conversion feature.

The conversion price of the Preferred Stock is subject to adjustment pursuant to customary anti-dilution provisions and may also be adjusted upon the occurrence of a fundamental change as defined in the Certificate of Designations. In the event a holder of Dune’s Preferred Stock elects to convert such shares prior to June 1, 2010, then such holder shall be entitled to a make whole premium consisting of the present value of all dividends on the Preferred Stock as if paid in cash from the date of conversion through June 10, 2010, computed using a discount rate equal to the reinvestment yield (as defined in the Certificate of Designations). Dune may elect to pay this amount in cash or shares of its common stock. Should the Company elect to make such payment in shares of its common stock, then such share will be valued at a 10% discount to the volume weighted average price of the Company’s common stock for the 10 trading days preceding any such conversion. The equity ownership of holders of Dune’s common stock could be significantly diluted. The Preferred Stock is redeemable at the option of the holder on December 1, 2012 or upon a change of control. In the event Dune fails to redeem shares of Preferred Stock “put” to Dune by a holder, then the conversion price shall be lowered and the dividend rate increased. After December 1, 2012, Dune may redeem shares of Preferred Stock. The Company analyzed the adjustment of the conversion right and the make whole premium for derivative accounting under SFAS 133 and EITF No. 00-19 and determined that it was not applicable to either provision.

The Preferred Stock discount is being amortized over five years using the effective interest method and is charged to paid-in capital as the Company has a deficit balance in retained earnings. Charges to paid-in capital for the three and nine months ended September 30, 2008 amounted to $446,857 and $1,303,588, respectively.

During the nine months ended September 30, 2008, holders of 15,240 shares of the Preferred Stock converted their shares into 11,700,567 shares of common stock. This amount includes 3,266,083 shares to satisfy the underlying make whole provision associated with the converted Preferred Stock.

During the nine months ended September 30, 2008, Dune paid dividends on the Preferred Stock in the amount of $18,393,000. In lieu of cash, the Company elected to issue 18,393 additional shares of Preferred Stock.

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

The acquisition has been accounted for in accordance with the provisions of SFAS No. 141, “Business Combinations.” The total purchase price was allocated to the net tangible assets based on the estimated fair values. The preliminary allocation of the purchase price was based upon valuation data as of May 15, 2007 and updated at December 31, 2007 to provide for a deferred tax liability related to differences in book and tax basis of oil and natural gas properties acquired. The final allocation of the purchase price is as follows:

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

	As Reported	Pro-Forma
Nine months ended September 30, 2007:
Revenues	$35,773,776	$64,050,630
Net loss available to common shareholders	(43,871,249)	(60,833,255)
Loss per share	(0.63)	(0.81)

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

As part of the Swap Agreement, Wells Fargo assumed the rights, liabilities, duties and obligations of substantially all Goldking’s counterparties under prior crude oil and natural gas hedging arrangements between Goldking and various other banking institutions. These hedging arrangements are summarized as follows:

DUNE ENERGY, INC.

Current Hedge Positions as of September 30, 2008

Crude Oil Trade Details

Instr.	Beg. Date	Ending Date	Floor	Ceiling	Fixed	Total Bbls 2008	Bbl/d	Total Bbls 2009	Bbl/d	Total Volumes
Collar	Jan-08	Dec-08	$65.00	$89.10		24,000	261		—	24,000
Collar	Jan-09	Dec-09	$55.00	$60.95			—	264,000	723	264,000
Puts	Jan-08	Dec-08	$65.00			30,000	326		—	30,000
Swap	Jan-08	Dec-08			$69.60	30,000	326		—	30,000
Swap/Cap	Jan-07	Dec-09		$72.50	$60.00	4,200	46	10,080	28	14,280

						88,200	959	274,080	751	362,280

					Days	92		365
		Hedged Daily Production				959		751

Natural Gas Trade Details

Instr.	Beg. Date	Ending Date	Floor	Ceiling	Fixed	Total Mmbtu 2008	Mmbtu/d	Total Mmbtu 2009	Mmbtu/d	Total Volumes
Collar	Jan-08	Dec-08	$8.00	$10.50		120,000	1,304		—	120,000
Collar	Jan-09	Dec-09	$7.25	$8.77			—	1,680,000	4,603	1,680,000
Puts	Jan-08	Dec-08	$8.50			180,000	1,957		—	180,000
Swap	Jan-08	Dec-08			$8.14	240,000	2,609		—	240,000
3-Way Collar	Jan-07	Dec-09	$6.62			165,000	1,793	492,000	1,348	657,000
				$13.35	$6.62	123,750	1,345	369,000	1,011	492,750

						828,750	9,008	2,541,000	6,962	3,369,750

					Days	92		365
		Hedged Daily Production				9,008		6,962

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

Effective January 1, 2008, the Company discontinued, prospectively, the designation of its derivatives as cash flow hedges. The net derivative loss related to discontinued cash flow hedges, as of December 31, 2007, will continue to be reported in accumulated other comprehensive loss until such time that they are charged to income or loss as the volumes underlying the cash flow hedges are realized. Beginning January 1, 2008, the gain or losses on derivatives are being recognized in earnings. For the three months ended September 30, 2008, Dune recorded a gain on the derivatives of $23,655,374, composed of an unrealized gain on changes in mark-to-market valuations of $28,107,101 and a realized loss on cash settlements of ($4,451,727). For the nine months ended September 30, 2008, Dune recorded a loss on the derivatives of ($13,065,754), composed of an unrealized loss on changes in mark-to-market valuations of ($3,338,348) and a realized loss on cash settlements of ($9,727,406). At September 30, 2008, there was an unrealized net loss on the prior year open hedge contracts of ($2,656,971).

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

The Company is not aware of any other environmental claims existing as of September 30, 2008 which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.

NOTE 7 — RESTRICTED STOCK, STOCK OPTIONS AND WARRANTS

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors, and consultants. Total stock-based compensation expense including options, warrants and restricted stock was $1,472,220 and $3,916,090 for the three and nine months ended September 30, 2008, respectively, and $978,441 and $7,134,872 for the three and nine months ended September 30, 2007, respectively.

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

During the nine months ended September 30, 2008, option holders exercised 85,000 options on a cashless basis for 59,465 shares of common stock. This transaction resulted in an increase in common stock of $59 and a reduction in paid-in capital of $59. Dune received no cash consideration in this transaction.

On March 14, 2008, the Company issued 527,058 shares of common stock to 3 senior employees of the Company in connection with their 2007 annual bonus. Half of such bonus was paid in cash and the other half was paid in shares of restricted common stock equal to 125% of the cash portion and which vests on the one year anniversary of the grant date.

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

On August 1, 2008, pursuant to its 2007 Stock Incentive Plan, the Company issued a total of 3,113,500 shares of its common stock to its employees and non-employee directors. These shares vest ratably over a three year period with the initial vesting occurring August 1, 2009.

On September 30, 2008, the Company issued 58,864 shares of common stock in lieu of cash for fees earned by 3 non-employee directors of the Company. These individuals made a one-time election at the beginning of the 2008 fiscal year to receive restricted common stock in lieu of cash for services rendered. The restricted common stock was equal to 125% of the fees to be paid and will vest on the one year anniversary of the grant date.

A summary of stock option transactions follow:

	Options	Weighted Average Price
Outstanding as of December 31, 2007	2,950,000	$1.73
Granted during 2008	—	—
Cancelled or expired	(15,000)	(1.77)
Exercised	(85,000)	(0.54)

Outstanding as of September 30, 2008	2,850,000	$1.78

Options outstanding and exercisable at September 30, 2008 are as follows:

Exercise Price	Number of Shares	Remaining life	Intrinsic Value (In-the-money) Options
0.54	20,000	0.1 years	$4,000
0.85	25,000	1.3 years	—
0.90	50,000	0.3 years	—
1.25	250,000	1.4 years	—
1.50	50,000	2.9 years	—
1.87	500,000	3.6 years	—
1.94	500,000	3.3 years	—
2.35	300,000	2.1 years	—
2.44	1,125,000	1.7 years	—
2.54	30,000	1.9 years	—

	2,850,000		$4,000

Warrants outstanding at September 30, 2008 are as follows:

Exercise Price	Number of Shares	Remaining Life	Intrinsic Value (In-the-money) Warrants
1.35	558,172	7.0 years	$—
1.85	324,324	2.0 years	—
2.65	900,000	2.3 years	—

	1 ,782,496		$—

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

Dune adopted FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109, (“FIN 48”), effective January 1, 2007. The adoption of FIN 48 did not have a material effect on Dune’s consolidated financial statements. FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Dune recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing tax benefits as of the date of adoption. There are no unrecognized tax benefits that if recognized would affect the tax rate. There was no interest or penalties recognized as of the date of adoption or for the nine months ended September 30, 2008.

The Company files tax returns in the U.S. and states in which it has operations and is subject to taxation. Tax years subsequent to 2004 remain open to examination by taxing authorities.

Dune’s effective tax rate for the nine months ended September 30, 2008 and 2007 was approximately 38.1%, due to state taxes, and 0%, due to the cumulative net operating loss with a full valuation allowance, respectively.

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

NOTE 9 — DISCONTINUED OPERATIONS

In June, 2008 Dune signed a Purchase and Sale Agreement to sell its Barnett Shale Properties located in Denton and Wise Counties, Texas for $41.5 million, subject to adjustment. The disposition of the Barnett Shale Properties allows the Company to focus on substantially higher rates of return generated by its Gulf Coast fields, the majority of which were acquired last year. The effective date of the sale was May 1, 2008 with two closings occurring on August 29, 2008 and September 4, 2008 in the amount of $38.1 million. One final set of properties are still awaiting a close which is anticipated to occur on or before December 15, 2008 in the amount of $1.2 million. The difference between the $41.5 million and the proceeds of $39.3 million reflects post-closing adjustments.

In conjunction with the pending sale of these assets, the Company recognized a loss of $41,893,165 in 2008 to write down the related carrying amounts to their fair value plus the cost to sell. The assets of the discontinued operations, consisting of net oil and gas properties, are presented separately under the caption “Assets held for sale” in the accompanying Balance Sheets at September 30, 2008 and December 31, 2007.

Pursuant to accounting rules for discontinuing operations, Dune has classified 2008 and prior reporting periods to present the activity related to the Barnett Shale Properties as a discontinued operation. Discontinued operations for the three and nine months ended September 30, 2008 and 2007 are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues	$3,302,552	$2,771,381	$12,097,272	$7,792,986

Costs and expenses:
Lease operating expense	1,230,955	826,807	4,148,477	1,398,543
Production costs	167,298	311,863	758,903	1,248,856
Depletion, depreciation and amortization	1,398,562	1,416,157	5,224,532	3,812,840
Impairment on asset	983,791	—	41,893,165	—

Total operating expense	3,780,606	2,554,827	52,025,077	6,460,239

Income (loss) from discontinued operations before income taxes	(478,054)	216,554	(39,927,805)	1,332,747
Provision for income taxes	182,139	—	15,212,494	—

Income (loss) on discontinued operations	$(295,915)	$216,554	$(24,715,311)	$1,332,747

Production:
Oil (bbl)	1,349	3,814	5,820	9,275
Gas (mcf)	362,839	473,772	1,345,551	1,302,536
Total (mcfe)	370,933	496,656	1,380,471	1,358,186

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

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of our investments and financial instruments by SFAS No. 157 pricing levels as of September 30, 2008:

	Fair Value Measurements at September 30, 2008 Using
	Level 1	Level 2	Level 3	Total
Oil and gas derivative assets	$—	$333,035	$—	$333,035
Oil and gas derivative liabilities	—	(13,393,355)	—	(13,393,355)

Total	$—	$(13,060,320)	$—	$(13,060,320)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our primary focus will continue to be the development and exploration efforts in our Gulf Coast properties. We believe that our extensive acreage position will allow us to grow organically through low risk drilling in the near term, as this property set continues to present attractive opportunities to expand our reserve base through field extensions, delineating deeper formations within existing fields and high risk/high reward exploratory drilling for 2008 and beyond. In addition, we will constantly review, rationalize and “high-grade” our properties in order to optimize our existing asset base. Consistent with this goal, during the third quarter of 2008, we closed $38.1 million of our previously announced sale of our Barnett Shale assets, located in Denton and Wise Counties, Texas. The difference between the $38.1 million and the $41.5 million original sale price reflects post-closing adjustments as well as one final set of properties anticipated to close by December 15, 2008. Certain customary final settlement adjustments are expected to occur during the fourth quarter.

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

Hurricanes

As previously announced, during the third quarter we experienced two production disruptions by hurricanes Gustav and Ike resulting in production shut-ins on certain fields of approximately 27 days. As a result of Gustav, approximately 25 Mmcfe/day net was shut in. Many of our onshore Louisiana fields were flooded and incurred minor structural damage. Total net shut in production for Hurricane Ike was approximately 30 Mmcfe/day. Post Ike damage was very similar to Gustav. Such damage is not anticipated to exceed Dune’s deductibles for insurance claims. Most fields impacted are back on production and ramping up to pre-Gustav/Ike levels. The Leeville field in Lafourche Parish, Louisiana and South Florence field in Vermillion Parish, Louisiana did not resume full production until October 1, 2008. Live Oak field in Vermillion Parish, Louisiana did not resume production until November 1, 2008. Deferred production is 3.5 Mmcfe/day net from Leeville and South Florence and 1 Mmcfe/day net from Live Oak. In total, Dune estimates that production deferrals associated with the two hurricanes will be approximately 0.5 Bcfe.

Liquidity and Capital Resources

During the first nine months of 2008 compared to the first nine months of 2007, net cash flow provided by operating activities decreased by $8.1 million to $24.3 million. This decline was primarily attributable to our efforts to substantially reduce our accounts payable which had accumulated in 2007 as a result of our aggressive capital program.

Our current assets stood at $54.6 million on September 30, 2008. Primarily owing to the closing of the Barnett Shale sale during the quarter, cash on hand comprised approximately $33.4 million of this amount. This compared to $16.8 million at the end of the calendar year 2007 and $52.9 million at the end of the third calendar quarter of 2007. The Barnett Shale disposition, as mentioned earlier, also facilitated the reduction in our accounts payable from $56.6 million at year end 2007 to $4.4 million at September 30, 2008.

The financial statements continue to reflect our active and ongoing drilling and facilities upgrade program which involved almost $59.4 million of capital investment in the fourth quarter of 2007 and another $43.3 million during the first nine months of 2008. Expenditures in the discontinued Barnett Shale operations accounted for $9.1 million of the total. We now expect to spend approximately $19.1 million during the final three months of 2008 on continuing development and exploitation of our hydrocarbon assets. The hurricanes caused only minor damage to certain of our production operations and, as a result, no material cash outlays are expected to be necessary to restore this capacity.

During the first nine months of 2008, as a result of an increase in our borrowing base, the availability under our revolving line of credit was increased to $40 million. As of September 30, 2008, there were no borrowings under our credit facility compared with $28.1 million outstanding at the previous quarter.

Semi-annual interest of $15.75 million on our 10 1/2% Senior Secured Notes due 2012 is due to be paid on December 1, 2008 and semi-annually thereafter. The principal on the Senior Secured Notes is not due until 2012.

Shares of our Senior Redeemable Convertible Preferred Stock are not redeemable until December 1, 2012 or upon a change in control. Dividends are payable quarterly beginning September 1, 2007 with the Company having the option of paying any dividend on the Preferred Stock in shares of common stock, shares of Preferred Stock or cash.

Our primary sources of liquidity are cash provided by operating activities, debt financing, sales of non-core properties and access to capital markets. The strength of our current cash position and availability under our revolver put us in a very favorable position to meet our financial obligations and ongoing capital programs even as commodity prices soften from their mid-year highs.

For 2009, capital spending will be targeted at between $50 million and $80 million. The exact amount will depend upon individual well performance results, cash flow and, where applicable, partner negotiations on the timing of drilling operations. Capital spending at the lower end of the range would be expected to result in 2009 production volumes holding at or slightly above the forecasted 2008 fourth quarter level of 32 - 34 Mmcfe/day or 12 - 13 Bcfe annually. Expenditures at or near the upper side of the capital budget would be anticipated to result in an increase in the 2009 production level to 40 - 44 Mmcfe/day or 15 - 16 Bcfe annually.

Results of Operations

Year-over-year production volumes were up significantly as a result of the Goldking acquisition and increased operating and drilling activities, rising from 3,830 mcfe for the first nine months of 2007 to 8,629 mcfe for the same nine month period of 2008. Nevertheless, this increase was tempered partially by the adverse impact on production of hurricanes Gustav and Ike during the third quarter of 2008. Consequently, volumes were down for this period when compared to the same time frame of 2007.

The following table reflects the increase in oil and gas sales revenue from continuing operations due to the changes in prices and volumes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except prices)		(In thousands, except prices)
Gas production volume (Mcf)	1,399	1,413	4,615	2,090
Gas sales revenue	$14,390	$9,835	$48,240	$15,045
Price per Mcf	$10.29	$6.96	$10.45	$7.20

Increase in gas sales revenue due to:
Change in production volume	$(97)		$18,180
Change in prices	4,652		15,015

Total increase in gas sales revenue	$4,555		$33,195

Oil production volume (Bbls)	177	188	669	290
Oil sales revenue	$21,915	$14,177	$76,259	$20,729
Price per barrel	$123.81	$75.41	$113.99	$71.48

Increase in oil sales revenue due to:
Change in production volume	$(827)		$27,057
Change in prices	8,565		28,473

Total increase in oil sales revenue	$7,738		$55,530

Total production Mcfe	2,461	2,541	8,629	3,830
Price per Mcfe	$14.75	$9.45	$14.43	$9.34

We recorded net income for the three months ended September 30, 2008 of $14.3 million or $0.16 basic and $0.06 diluted income per share compared to a net loss available to common shareholders of $13.1 million or $0.17 basic and diluted loss per share for the three months ended September 30, 2007. For the first nine months of 2008, we recorded a net loss available to common shareholders of $114.7 million or $1.32 basic and diluted loss per share compared to a $43.9 million net loss available to common shareholders or $0.63 basic and diluted loss per share for the first nine months of 2007. Although we also showed a $2.8 million loss from continuing operations for the first nine months of the fiscal year, the third quarter results produced $14.6 million of net income from continuing operations. Net loss for the nine months ended September 30, 2008 was greater than in the prior year primarily because of the substantial impact of the impairment associated with the sale of the Barnett Shale properties and the effects of the loss on derivative liabilities. However, as result of declining commodities prices in the third quarter, the same gain or loss on derivative liabilities explains much of the improvement to positive net income from continuing operations and available to common shareholders for the three month period over the previous year. The net income (loss) available to common shareholders over the 2008 period was largely affected by the Preferred Stock dividend associated with the beneficial conversion feature which was triggered on May 1, 2008. In summary, the improvement in the net income from continuing operations for the three month and nine month periods ending September, 2008 over the comparable period of 2007 was the result of higher production and commodity prices, tempered somewhat by the hurricanes in the third quarter and gain or loss on derivative liabilities throughout the period.

Revenues

Revenue from continuing operations for the current quarter ended September 30, 2008 increased $12.3 million from the comparable 2007 quarter to $36.3 million. This was largely the result of higher commodity prices as production was down slightly to 2,461 for the quarter from 2,541 for the same period last year. This was due to shut-ins caused by hurricanes Gustav and Ike.

Revenue from continuing operations for the current nine months ended September 30, 2008 increased $88.7 million from the comparable 2007 period to $124.5 million. The Goldking acquisition and higher commodity prices were the primary reasons. The remaining increase for the period is primarily due to gains in production going from 3,830 mcfe for the first three quarters of 2007 to 8,629 mcfe for the same timeframe in 2008.

Operating expenses

General and administrative expense (G&A expense)

G&A expense for the current quarter ended 2008 decreased $1.0 million from the comparable 2007 quarter to $4.8 million. Stock-based compensation accounted for $1.5 million of the 2008 third quarter total versus $1.0 million for the same period of 2007. This increase was offset by reductions in personnel expense for the third quarter as one-time severance payments to former Goldking employees were made in 2007.

For the nine months ended September 30, 2007 and 2008, G&A expense was down slightly from $15.4 million to $15.0 million. Stock-based compensation accounted for $7.1 million of the total for the first three quarters of 2007 and $3.9 million in 2008. This reduction was offset by the impact of a full nine months of personnel expense in 2008 compared to four and a half months in 2007 resulting from the Goldking acquisition. On a unit of production basis, G&A fell from $2.30/Mcfe for the third quarter of 2007 to $1.97/Mcfe for the same period of 2008 and from $4.02/Mcfe for the nine months of 2007 to $1.74/Mcfe for the same period of 2008.

Lease operating expense and production taxes

Lease operating expense and production taxes from continuing operations for the current quarter ended September 30, 2008 declined slightly from $10.9 million for the comparable 2007 quarter to $10.5 million.

Lease operating expense and production taxes from continuing operations for the nine months ended September 30, 2008 increased $16.7 million from the comparable 2007 period to $33.9 million. The Goldking acquisition made up most of this increase. However, workover expenses and higher production taxes also contributed to the increase. Nevertheless, total operating expenses for the first nine months of the year fell to $3.92/Mcfe compared to $4.47/Mcfe for the same period of 2007.

Exploration costs

For the quarter ended September 30, 2007 and 2008, exploration costs decreased from $0.042 million to $0.015 million, respectively. Additionally, for the nine months ended September 30, 2007 and 2008, exploration costs decreased from $0.383 million to $0.115 million. This reflects the Company’s focus on evaluating development opportunities associated with the Goldking acquisition, which occurred May 15, 2007, and on drilling development wells in order to convert proved undeveloped reserves to proved developed reserves.

Accretion of asset retirement obligation

Accretion expense for asset retirement obligations of $0.2 million represented a $0.6 million reduction for the quarter ended September 30, 2008 compared to the comparable period in 2007. Similarly, accretion expense for the nine month period ended September 30, 2008 totaled $0.5 million which reflected a $0.6 million decrease from the comparable period of 2007. The declines reflect the impact of reevaluating abandonment costs at year end 2007 on the properties acquired from Goldking.

Depletion, depreciation and amortization (DD&A)

For the current quarter of 2008, the Company recorded DD&A expense from continuing operations of $12.2 million compared to $11.3 million for 2007 representing a modest increase of $0.9 million, even though production was down slightly from the same quarter of 2007. For the current nine months of 2008, the Company recorded DD&A expense from continuing operations of $40.5 million compared to $17.1 million for 2007 representing an increase of $23.4 million. This increase is primarily due to approximately $111.1 million of capital expenditures in the third and fourth quarters of 2007 as well as $34.2 million of capital expenditures for the first nine months of 2008 which increased the depletable base. The majority of expenditures thus far in 2008 have been focused on field facilities enhancements, PUD drilling and workovers, all of which do not add new reserves to the base. Additionally, production increased 4.8 million mcfe between the two periods.

Other income (expense)

Interest income

Interest income was $0.2 million in the current quarter ended September 30, 2008 compared to $0.7 million in comparable 2007 quarter. Additionally, interest income decreased $0.8 million for the current nine months ended 2008 compared to the 2007 comparable period. This was the result of using our cash balances to support working capital and contribute to the capital program.

Interest expense

Interest expense for the quarter ended September 30, 2008 amounted to $8.9 million compared to $6.6 million in the comparable quarter ended 2007. The increase of $2.3 million is attributable in part to outstanding borrowings under the Revolver Commitment of $28.1 million as of June 30, 2008 which was paid off in August, 2008.

Interest expense for the nine months ended September 30, 2008 amounted to $26.4 million compared to $23.2 million in the comparable period of 2007. This increase reflects interest expense on the Company’s additional borrowings under our Revolver Commitment outstanding during 2008.

Loss on derivative liabilities

Effective January 1, 2008, the Company discontinued, prospectively, the designation of its derivatives as cash flow hedges. The net derivative loss related to the discontinued cash flow hedges, as of December 31, 2007, will continue to be reported in accumulated other comprehensive loss until such time that they are charged to income or loss as the volumes underlying the cash flow hedges are realized. Beginning January 1, 2008, the loss on derivatives is being recognized currently in earnings. For the current quarter ended September 30, 2008, the Company incurred a gain on derivatives of $23.7 million, composed of an unrealized gain of $28.1 million due to the change in the mark-to-market valuation partially offset by a realized loss of $4.4 million for cash settlements, compared to a $5.7 million realized gain for the 2007 comparable quarter resulting in an increase of $18.0 million. The gain on the derivatives in the third quarter is primarily attributable to a decline in the fair market value of our derivative liability related to open contracts due to falling oil and gas prices as of September 30, 2008.

For the current nine months ended September 30, 2008, the Company incurred a loss on derivatives of $13.0 million, composed of an unrealized loss of $3.3 million due to the change in the mark-to-market valuation and a realized loss of $9.7 million for cash settlements, compared to a $3.8 million realized gain for the 2007 comparable period. This difference is reflective of the decrease in oil and gas prices for the period.

Income tax benefit

In the first nine months of 2007, the Company’s taxes were subject to a full valuation allowance yielding $0 tax benefit. As a result of the Goldking acquisition in the second quarter of 2007, the Company has significant deferred tax liabilities in excess of its deferred tax assets. Management has determined that a valuation allowance is no longer necessary as the realization of its deferred tax assets is more likely than not. Consequently, for the first nine months of 2008, the Company has recorded an income tax benefit of $1.7 million for continuing operations.

Discontinued operations

Associated with the sale of the Barnett Shale Properties, the Company has reflected all activity for these assets as discontinued operations. For the three and nine months ended September 30, 2007, the Company reclassified $0.2 million and $1.3 million, respectively, as income from discontinued operations. No provision for income tax was computed for these amounts.

For the three and nine months ended September 30, 2008, the Company generated income from the operation of the Barnett Shale Properties of $0.5 million and $2.0 million, respectively. This income was offset by a $1.0 million and $41.9 million impairment to write down the related carrying amounts to their fair value less cost to sell for the three and nine months ended September 30, 2008. Additionally, an income tax benefit of $0.2 million and $15.2 was provided from this transaction yielding a $0.3 million and $24.7 million loss on discontinued operations for the three and nine months ended September 30, 2008.

Net Loss

For the current quarter ended September 30, 2008, the net income from continuing operations reached $14.6 million, up from the comparable 2007 quarter net loss from continuing operations of $5.1 million. Additionally, for the nine months ended for 2008, the net loss decreased $34.2 million from the comparable 2007 period to $2.8 million. The net loss from discontinued operations after tax benefit at September 30, 2008 was $24.7 million. Total net loss from continuing and discontinued operations for the nine month period ended September 30, 2008 was $27.5 million.

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

At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures are effective.

During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2008, our Compensation Committee awarded an aggregate of 3,113,500 shares of Restricted Stock under the Dune Energy Inc. 2007 Stock Incentive Plan (the “Plan”) to employees and non-employee directors. Such shares of Restricted Stock vest in equal installments over a three year period on each of August 1, 2009, 2010 and 2011, provided the recipient remains employed by us on such date. We also issued an aggregate of 58,864 shares of Restricted Stock under the Plan to three non-employee directors in lieu of cash for services rendered during our third quarter. In accordance with the Plan, these three individuals made a one-time election at the beginning of the 2008 fiscal year to receive shares of Restricted Stock in lieu of cash for services rendered. The shares granted to these three individuals vest on September 30, 2009, provided the recipient is still a director on that date.

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

DUNE ENERGY, INC.

Date: November 6, 2008	By:	/s/ JAMES A. WATT
	Name:	James A. Watt
	Title:	President and Chief Executive Officer

Date: November 6, 2008	By:	/s/ FRANK T. SMITH, JR.
	Name:	Frank T. Smith, Jr.
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer