Form 10-K
period 2008-12-31
DUNE ENERGY INC
filed 2009-03-05
CIK 1092839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-32497

DUNE ENERGY, INC.

(Exact name of registrant as specified in its charter

Delaware	95-4737507
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Shell Plaza, 777 Walker Street, Suite 2300 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(713) 229-6300

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NYSE Alternext US

Securities registered pursuant to section 12(g) of the Act: None (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and other holding more than 5% of the outstanding shares of the class) was $37,402,176, based upon a closing sale price of $1.03.

As of February 27, 2009, the registrant had outstanding 98,377,224 shares of common stock.

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

PART I

Items 1 and 2.    Business and Properties.

Overview

Dune Energy, Inc. (“Dune, the “Company” or “we”) is an independent energy company based in Houston, Texas. Since May of 2004, we have been engaged in the exploration, development, acquisition and exploitation of natural gas and crude oil properties, with interests along the Louisiana/Texas Gulf Coast. Our properties cover 100,000 gross acres across 23 producing oil and natural gas fields.

Our total proved reserves as of December 31, 2008 were 132.9 Bcfe, consisting of 83.8 Bcf of natural gas and 8.2 MMbbls of oil. The SEC PV-10 of our proved reserves at year end was $293.2 million based on year end prices of $40.41/Bbl and $6.07/Mcfe. During 2008, we sold 33.5 Bcfe in connection with the disposition of our Barnett Shale properties, added 13.5 Bcfe through extensions and discoveries and produced 12.8 Bcfe including 1.4 Bcfe of Barnett Shale production prior to its sale. In addition, we experienced a downward revision of 11.0 Bcfe largely as a result of unsuccessful completion attempts in the Comite field in Louisiana.

Employees

As of December 31, 2008, we had 52 full time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are good. From time to time, we utilize the services of independent contractors to perform various field and other services.

Our Business Strategy

We intend to use our competitive strengths to continue increasing reserves, production and cash flow in order to maximize value for stockholders. The following are key elements of this strategy:

Grow Through Exploitation, Development and Exploration of Our Properties. Our primary focus will continue to be the development and exploration efforts in our Gulf Coast properties. We believe that our properties and acreage position will allow us to grow organically through low risk drilling in the near term, as this property set continues to present attractive opportunities to expand our reserve base through workovers and recompletions, field extensions, delineating deeper formations within existing fields and higher risk/higher reward exploratory drilling. In addition, we will constantly review, rationalize and “high-grade” our properties in order to optimize our existing asset base.

Actively Manage the Risks and Rewards of Our Drilling Program. Our strategy is to increase our oil and gas reserves and production while keeping our finding and development costs and operating costs (on a per Mcf equivalent (Mcfe) basis) competitive with our industry peers. We will implement this strategy through drilling exploratory and development wells from our inventory of available prospects that we have evaluated for geologic and mechanical risk and future reserve or resource potential. Our drilling program will contain some higher risk/higher reserve potential opportunities as well as some lower risk/lower reserve potential opportunities in order to achieve a balanced program of reserve and production growth.

Maintain and Utilize State of the Art Technological Expertise. We expect to maintain and utilize our technical and operations teams’ knowledge of salt-dome structures and multiple stacked producing zones common in the Gulf Coast to enhance our growth prospects and reserve potential. We will employ technical advancements, including 3-D seismic data, pre-stack depth migration and directional drilling to identify and exploit new opportunities in our asset base. We also plan to employ the latest drilling, completion and fracturing technology in all of our wells to enhance recoverability and accelerate cash flows associated with these wells.

Pursue Opportunistic Acquisitions of Underdeveloped Properties. We continually review opportunities to acquire producing properties, leasehold acreage and drilling prospects that are in core operating areas. We are seeking to acquire operational control of properties that we believe have a solid proved reserves base coupled with significant exploitation and exploration potential. We intend to continue to evaluate acquisition opportunities and make acquisitions that we believe will further enhance our operations and reserves in a cost effective manner.

2009 Budget. For 2009 we have targeted a capital budget of approximately $38 million. While we will focus primarily on our development drilling program, we also intend to exploit certain exploration opportunities. Our budget will be carefully managed to stay within our available cash, cash flow and line of credit.

Offices

Our headquarters are located at Two Shell Plaza, 777 Walker Street, Suite 2300, Houston, Texas 77002. Our telephone number is (713) 229-6300.

Core Areas of Operation and Certain Key Properties

As of December 31, 2008, our proved reserves were concentrated in 23 producing fields along the Texas and Louisiana Gulf Coast. Almost all fields are characterized as legacy fields discovered by major companies in the mid 1900’s. The fields tend to have stacked multiple producing horizons with production typically between 4,000 and 13,000 feet. Most fields have numerous available wellbores capable of providing workover and recompletion opportunities. Additionally, new 3-D seismic allows definition of numerous updip proved undeveloped locations throughout the fields. The characteristics of these fields allow the Company to record significant proved behind pipe and proved undeveloped reserves in the annual year-end reserve report. At year end 2008, our proved producing reserves of 44.4 Bcfe were 33% of our total reserves, the proved developed behind pipe (PDNP) of 44.1 Bcfe were 33% of the total reserves and the proved undeveloped (PUD) of 44.5 Bcfe were 34% of the total reserves.

Four of our fields, Garden Island Bay, Bayou Couba, Leeville and Bateman Lake have large acreage positions surrounding piercement salt dome features. These fields account for 37% of our total reserves. We maintain an active workover and recompletion program in each of these fields and have drilled several development wells in the fields since we acquired them. These workovers, recompletions and development wells are designed to maintain or enhance the production rates in each of the fields. Most of these fields have had minimal drilling below 15,000 feet or below the salt layers which provides significant exploratory upside for the Company. 3-D seismic technology and directional drilling techniques perfected in the offshore shelf and deep water environments is providing the Company several high reserve potential opportunities to drill in 2009 and beyond.

At Garden Island Bay, we have recently completed a reverse time migration and depth conversion of our 3-D data and formed a partnership with a private entity to market these high potential prospects to industry partners. When drilled, Dune would retain a minimum of a 15% working interest in the prospects plus benefit from any marketing revenues or interests. We anticipate the initial test on this 4,900 acre joint venture late in 2009 or in 2010.

At Bayou Couba, we are in the process of converting the current 3-D data set to a depth migration in an effort to better define the high potential sub-salt opportunities. This project should be ready for drilling in 2010. We are currently seeking an industry partner in a deeper pool test on this dome where we have seismically defined a high potential amplitude related prospect. The Company intends to maintain a 20-40% working interest in this 13,000 foot test which will commence when we locate industry partners to share the risk of drilling.

At Leeville and Bateman Lake fields, we have formed private company partnerships to drill new wells in which Dune can elect to participate at varied working interests or be carried for the full cost of the well and maintain an overriding royalty in the resultant production. The deeper potential in each of these two fields is relatively unexplored and we intend to develop partnerships to explore this potential in the next year or two.

The Chocolate Bayou, South Florence, Comite, North Broussard and Live Oak fields consist of 46% of our total reserves and are characterized as fields with fewer wellbores than the salt dome fields but numerous opportunities for new fault blocks containing unproved reserves that have been identified with new 3-D seismic data. As of December 31, 2008, approximately 50% of our proved undeveloped reserves (PUDs) requiring new wellbores are contained in these fields.

The remaining 14 fields contain approximately 17% of our total reserves and are characterized by occasional new drilling wells and workovers, but typically do not have the upside opportunities demonstrated in the other fields.

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

These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards. The estimated present value of proved reserves does not include indirect expenses such as general and administrative expenses, debt service, future income tax expense or depletion, depreciation, and amortization.

In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the present value of proved reserves set forth herein are made using oil and natural gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and their present value are affected by changes in oil and natural gas prices. The average prices utilized for the purpose of estimating our proved reserves and the present value of proved reserves as of December 31, 2008 were $40.41 per barrel of oil and $6.07 per Mcf of natural gas.

The following table sets forth our estimated net proved oil and natural gas reserves and the PV-10 value of such reserves as of December 31, 2008. The reserve data and the present value as of December 31, 2008 were prepared by DeGolyer and MacNaughton, independent petroleum engineers. For further information concerning our independent engineer’s estimates of our proved reserves as of December 31, 2008, see the reserve report filed as Exhibit 99.1 to this Annual Report on Form 10-K. The PV-10 value is not intended to represent the current market value of the estimated oil and natural gas reserves owned by us. For further information concerning the present value of future net revenues from these proved reserves, see Note 13 of Notes to Consolidated Financial Statements.

	Oil	Natural Gas	Undiscounted Future Net Revenue	Present Value of Proved Reserves Discounted at 10% (1)
	(Mbbl)	(Mmcf)	($ thousands)	($ thousands)
Developed Producing	3,028.5	26,255.5	$134,105.1	$106,861.1
Developed Nonproducing	3,017.5	25,991.5	173,982.6	91,646.9
Proved Undeveloped	2,152.5	31,559.8	158,669.1	94,671.9

Total Proved	8,198.5	83,806.8	$466,756.8	$293,179.9

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

The table below provides a reconciliation of PV-10 to the standardized measure of discounted future net cash flows:

As of December 31, 2008
(dollars in thousands)
PV-10	$293,180
Future income taxes, discounted at 10%	(9,544)

Standardized income of discounted future net cash flows	$283,636

Oil and Natural Gas Volumes, Prices and Operating Expense

The following tables set forth certain information regarding the production volumes, revenue, average prices received and average production costs associated with our sale of oil and natural gas from continuing operations for the three years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
Net Production:
Oil (Bbl)	884,213	568,069	24,670
Natural Gas (Mcf)	6,060,093	3,731,351	203,750

Natural Gas Equivalent (Mcfe)	11,365,371	7,139,765	351,770

Oil and Natural Gas Sales (dollars in thousands):
Oil	$88,306	$44,892	$1,487
Natural Gas	58,294	26,308	1,645

Total	$146,600	$71,200	$3,132

Average Sales Price:
Oil ($ per Bbl)	$99.87	$79.04	$60.26
Natural Gas ($ per Mcf)	9.62	7.05	8.07

Natural Gas Equivalent ($ per Mcfe)	$12.90	$9.97	$8.90

Oil and Natural Gas Costs (dollars in thousands):
Lease operating expenses	$24,830	$15,243	$661
Production taxes	10,710	6,061	77

Average production cost per Mcfe	$3.13	$2.98	$2.10

Exploration, Development and Acquisition Capital Expenditures

The following table sets forth certain information regarding the gross costs incurred in the purchase of proved and unproved properties and in development and exploration activities.

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Property acquisition costs	$—	$391,438	$36,528
Unproved prospects	1,571	455	391
Exploration costs	115	383	2,024
Development costs	51,064	148,161	363
ARO costs	1,209	—	—

Total consolidated operations	53,959	540,437	39,306
Less: Barnett Shale costs	—	(47,246)	(32,802)

Total consolidated operations excluding Barnett Shale	$53,959	$493,191	$6,504

Asset Retirement Obligation (non-cash)	$7,403	$2,737	$274

Drilling Activity

The following table sets forth our drilling activity during the twelve month periods ended December 31, 2008, 2007 and 2006 (excluding wells in progress at the end of the period). In the table, “gross” refers to the total number of wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest therein.

	Year Ended December 31,
	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net
Development wells
Productive	10.0	7.6	31.0	29.1	32.0	11.7
Non-productive	—	—	3.0	3.0	1.0	0.9

Exploratory wells
Productive	1.0	0.3	—	—	2.0	0.5
Non-productive	—	—	—	—	1.0	1.0

Productive Wells

The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2008. Productive wells are wells that are capable of producing natural gas or oil.

	Company Operated		Non-operated		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	94	59.9	5	1.1	99	61.0
Natural Gas	39	21.8	110	0.9	149	22.7

Total	133	81.7	115	2.0	248	83.7

Acreage Data

The following table summarizes our gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2008.

	Developed acres		Undeveloped acres
	Gross	Net	Gross	Net
Gulf Coast Properties (1)	87,762.3	43,442.6	2,541.0	2,541.0
Other (2)	—	—	14,250.0	4,275.0

Total	87,762.3	43,442.6	16,791.0	6,816.0

(1)	Undeveloped acreage includes State Lease #19246 at Bayou Couba and rental tracts at Broussard South.
(2)	Other includes Delaware Deep acreage in Sweetwater County, Wyoming.

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

Major Customers

The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues as follows:

2008:
Texon LP	50.42%
Upstream Energy Services	17.42%

2007:
Texon LP	52.08%

2006:
Targa North Texas LP (Dynegy)	19.16%
Crosstex Gulf Coast Marketing Ltd.	18.07%
North Central Oil Corp.	15.10%
Jerry Hess Operating Co.	12.39%

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

Our marketing objective is to receive the highest possible wellhead price for our product. We are aided by the presence of multiple outlets near our production in Texas and Louisiana onshore Gulf Coast area. We take an active role in determining the available pipeline alternatives for each property based on historical pricing, capacity, pressure, market relationships, seasonal variances and long-term viability.

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

We are not aware of any environmental claims existing as of December 31, 2008, which have not been provided for, covered by insurance, or would otherwise have a material impact on our financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on our properties.

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

We have operated at a loss each year since inception. Net losses applicable to common shareholders for the fiscal years ended December 31, 2006, 2007 and 2008 were $45.6 million, $43.6 million and $241.7 million, respectively. Our losses in the fiscal years ended December 31, 2006 and 2008 were largely attributable to a proved property impairment expense as a result of a drop in commodity prices from the fiscal year ended 2005 to the fiscal year ended 2006 and from 2007 to 2008. Our revenues for the fiscal years ended December 31, 2006, 2007 and 2008 were $3.4 million, $71.2 million and $146.6 million, respectively. We may not be able to generate significant revenues in the future. In addition, we expect to incur substantial operating expenses in connection with our natural gas and oil exploration and development activities. As a result, we may continue to experience negative cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable.

Our leverage and debt service obligations may adversely affect our cash flow.

We have a substantial amount of debt. As of December 31, 2008, we had total debt of $289.6 million, primarily consisting of our 10-1/2% senior secured notes due 2012 (the “Senior Notes”). There were borrowings of $0 under our $40 million revolving credit facility (“May 2007 Credit Facility”) at year-end, however, $8.8 million of letters of credit were issued against the commitment. Our substantial level of indebtedness could have important consequences to you, including the following:

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

Furthermore, all of our borrowings under our May 2007 Credit Facility will bear interest at variable rates. If these rates were to increase significantly, our ability to borrow additional funds may be reduced, our interest expense would significantly increase and the risks related to our substantial indebtedness would intensify.

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

The indenture governing the Senior Notes, the certificate of designations relating to our 10% Senior Redeemable Convertible Preferred Stock and our May 2007 Credit Facility impose significant operating and financial restrictions on us that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

The indenture governing the Senior Notes, the certificate of designations relating to the our 10% senior redeemable convertible preferred stock and our May 2007 Credit Facility each contain covenants that restrict our ability and the ability of certain of our subsidiaries to take various actions, such as:

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

In addition, our May 2007 Credit Facility contains customary representations and warranties by the Company as well as typical restrictive covenants whereby Dune has agreed, among other things, to limitations to incurrence of additional indebtedness, declaration of dividends, issuance of capital stock, sale of assets and corporate reorganizations.

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

A breach of any of the restrictive covenants could result in a default under our May 2007 Credit Facility.

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

Recent economic conditions in the credit market may adversely affect our financial condition.

The disruption experienced in U.S. and global credit markets since the latter half of 2008 has resulted in projected decreases in demand for oil and natural gas, resulting in a sharp drop in energy prices, and has affected the availability and cost of capital. In addition, capital and credit markets have experienced unprecedented volatility and disruption and continue to be unpredictable. Given the current levels of market volatility and disruption, the availability of funds from those markets has diminished substantially. Prolonged negative changes in domestic and global economic conditions or disruptions of either or both of the financial and credit markets may have a material adverse effect on our results from operations, financial condition and liquidity. At this time, it is unclear whether and to what extent the actions taken by the U.S. government will mitigate the effects of the financial market turmoil. The impact of the current difficult conditions on our ability to obtain, and the cost and terms of, any financing in the future is equally unclear. Any inability to obtain adequate financing under our existing credit facility or to fund on acceptable terms could deter or prevent us from meeting our future capital needs to finance our development program, adversely affect the satisfaction or replacement of our debt obligations and result in a deterioration of our financial condition.

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

As of the end of our 2008 fiscal year, approximately 33.4% of our proved reserves were classified as undeveloped reserves. These reserves may not ultimately be developed or produced. As a result, we may not find commercially viable quantities of oil and natural gas, which in turn may have a material adverse effect on our results of operations.

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

In accordance with customary industry practices, we maintain insurance coverage against some, but not all, potential losses in order to protect against the risks we face. We do not carry business interruption insurance. We may elect not to carry insurance if our management believes that the cost of available insurance is excessive relative to the risks presented. In addition, we cannot insure fully against pollution and environmental risks. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations. The impact of recent hurricanes have resulted in escalating insurance costs and less favorable coverage terms.

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

Certain accounting rules may require us to write down the carrying value of our properties when oil and natural gas prices decrease or when we have substantial downward adjustments of our estimated proved reserves, increases in our estimates of development costs or deterioration in our exploration results. Once incurred, a write-down of our oil and natural gas properties is not reversible at a later date. Any write-down would constitute a non-cash charge to earnings and could have a material adverse effect on our results of operations for the periods in which such charges are taken. For example, for the years ended December 31, 2006 and 2008, we incurred proved property impairment expenses of $6.9 million and $125.7 million, respectively, which reduced the carrying value of the properties, due to a drop in commodity prices from year end 2005 to year end 2006 and from year end 2007 to year end 2008.

Our producing properties are located in regions which make us vulnerable to risks associated with operating in one major contiguous geographic area, including the risk of damage or business interruptions from hurricanes.

Our properties are located onshore and in state waters along the Texas and Louisiana Gulf Coast region of the United States. As a result of this geographic concentration, we are disproportionately affected by any delays or interruptions in production or transportation in these areas caused by governmental regulation, transportation capacity constraints, natural disasters, regional price fluctuations or other factors. This is particularly true of our inland water drilling and offshore operations, which are susceptible to hurricanes and other tropical weather disturbances. Such disturbances have in the past and will in the future have any or all of the following adverse effects on our business:

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

Conversion of shares of our 10% Senior Redeemable Convertible Preferred Stock prior to June 1, 2010, will require us to make certain make-whole payments, which payments may consist of shares of our common stock, resulting in the dilution of the equity ownership of holders of our common stock.

In the event a holder of our 10% senior redeemable convertible preferred stock elects to convert such shares prior to June 1, 2010, then such holder shall be entitled to a make whole premium consisting of the present value of all dividends on the preferred stock as if paid in cash from the date of conversion through June 10, 2010, computed using a discount rate equal to the Reinvestment Yield. Should we elect to pay this amount in shares of our common stock, the equity ownership of holders of our common stock could be significantly diluted.

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

No matters were submitted to the vote or consent of the holders of the outstanding shares of our common stock during the quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Since May 9, 2005, our common stock has been traded on the NYSE Alternext US LLC (“The Exchange”) under the symbol “DNE”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock on The Exchange.

2008:	High	Low
Quarter ended December 31, 2008	$0.75	$0.12
Quarter ended September 30, 2008	$1.11	$0.576
Quarter ended June 30, 2008	$1.85	$0.94
Quarter ended March 31, 2008	$2.05	$1.40

2007:	High	Low
Quarter ended December 31, 2007	$2.30	$1.65
Quarter ended September 30, 2007	$2.45	$2.08
Quarter ended June 30, 2007	$2.98	$1.75
Quarter ended March 31, 2007	$2.51	$1.65

The last sales price of our common stock on The Exchange on December 31, 2008 was $0.18 per share. As of February 27, 2009, the closing sale price of a share of our common stock was $0.14. As of February 27, 2009, there were approximately 305 holders of record of our common stock.

On December 15, 2008, we received notice from The Exchange indicating that the Company was not in compliance with certain conditions of The Exchange’s continued listing standards under Section 1003 of the Company Guide. Specifically, The Exchange noted the Company’s failure to comply with (a) Section 1003(a)(i) of the Company Guide relating to stockholders’ equity of less than $2,000,000 and losses from continuing operations and net losses in two out of its three most recent fiscal years; (b) Section 1003(a)(ii) of the Company Guide relating to stockholders’ equity of less than $4,000,000 and losses from continuing operations and net losses in three out of its four most recent fiscal years; and (c) Section 1003(a)(iii) of the Company Guide relating to stockholders’ equity of less than $6,000,000 and losses from continuing operations and net losses in its five most recent fiscal years. We submitted a plan of compliance on January 13, 2009 detailing the steps anticipated in order to regain compliance with the listing standards which was accepted on February 17, 2009. Accordingly, subject to periodic review by The Exchange, we have been granted an extension until June 15, 2010 to regain compliance with the continued listing requirements.

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

There were no repurchases of securities during the fourth quarter of 2008.

As previously reported by us in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2008, during the third quarter of 2008, the Company awarded a total of 3,113,500 shares of Restricted Stock to employees and non-employee directors of the Company, pursuant to the Dune Energy, Inc. 2007 Stock Incentive Plan (the “Plan”). Under the terms of the awards, the Restricted Stock will vest ratably in three equal installments on each of August 1, 2009, 2010 and 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2008 about our equity compensation plans and arrangements.

Equity Compensation Plan Information—December 31, 2008

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	600,000	(1)(2)	$2.15	4,636,732	(3)(4)
Equity compensation plans not approved by security holders	3,962,496		$2.09	2,025,000	(6)

Total			$2.10

(1)	Represents options issued to our directors pursuant to our 2005 Non-Employee Director Incentive Plan (the “2005 Plan”) (i) on October 28, 2005 to purchase up to 300,000 shares of our common stock at an exercise price of $1.94 per share and (ii) on January 24, 2007 to purchase up to 300,000 shares of our common stock at an exercise price of $2.35 per share. The 2005 Plan, which authorized the issuance of up to 2,000,000 shares in stock awards and options, was approved by stockholders on May 30, 2006.
(2)

Excludes the following shares of restricted stock awarded pursuant to our 2007 Stock Incentive Plan (the “2007 Plan”): (i) 1,242,946 shares of restricted stock awarded to employees during fiscal year 2007, which shares vest over the three years from grant date; (ii) 3,113,500 shares of restricted stock (net of 485,559 shares forfeited prior to being fully vested or otherwise withheld to cover applicable tax withholding obligations) awarded to employees during fiscal year 2008, which shares vest over the three years from grant date; (iii) 527,058 shares of restricted stock awarded in fiscal year 2008 to certain officers having elected to receive shares in lieu of cash for a portion of their respective bonuses, which shares vest one year from grant date; and (iv) 365,323 shares of restricted stock awarded to non-employee directors during fiscal year 2008, which shares vest one year from grant date.

(3)	Includes 1,400,000 shares available under the 2005 Plan and 2,236,732 shares available under our 2007 Plan. The following shares may return to the 2007 Plan or the 2005 Plan, as the case may be, and be available for issuance in connection with a future award: (i) shares covered by an award that expires or otherwise terminates without having been exercised in full; (ii) shares that are forfeited or repurchased by us prior to becoming fully vested; (iii) shares covered by an award that is settled in cash; (iv) shares withheld to cover payment of an exercise price or cover applicable tax withholding obligations; (v) shares tendered to cover payment of an exercise price; and (vi) shares that are cancelled pursuant to an exchange or repricing program.
(4)	Also includes an aggregate of 1,000,000 shares of restricted stock awarded but not yet vested pursuant to one of the two Restricted Stock Agreements dated April 17, 2007 entered into with two of our officers. The grant of the shares under the Restricted Stock Agreements was approved by stockholders holding a majority of our outstanding shares of common stock by written consent in lieu of a meeting of stockholders. An information statement pursuant to Regulation 14C reporting the authorization of the issuance of shares under the Restricted Stock Agreements was mailed to stockholders on May 21, 2007.
(5)	Consists of warrants and options granted to our employees, officers, directors and consultants, to the extent vested and exercisable (within the meaning of Rule 13d-3(d)(1) promulgated by the Commission under the Securities and Exchange Act of 1934, as amended) as of December 31, 2008.
(6)	Includes an aggregate of 2,025,000 shares of restricted stock awarded pursuant to Restricted Stock Agreements dated April 17, 2007 entered into with two of our officers, which shares vest over the next three years.

Set forth below is a description of the individual compensation arrangements or equity compensation plans that were not required to be approved by our security holders pursuant to which the 3,962,496 shares of our Common Stock included in the chart above were issuable as of December 31, 2008:

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

•

Options granted April 12, 2007 to consultants in consideration of services performed on our behalf, which options expire April 11, 2012 and are currently exercisable to purchase up to 500,000 shares of our Common Stock at an exercise price of $1.87 per share; and

•

Warrants issued April 17, 2007 to our former lender in accordance with anti-dilutive protection contained in the September 26, 2006 warrant agreement with our former lender, resulting in the issuance of additional warrants expiring in April 2012 and exercisable to purchase up to 58,172 shares of our Common Stock at a warrant exercise price of $1.35 per share.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data of the Company and its consolidated subsidiaries over the five-year period ended December 31, 2008, which information has been derived from the Company’s audited financial statements. This information should be read in connection with, and is qualified in its entirety by the more detailed information in the Company’s financial statements of Item 7 in this Form 10-K.

	As of or For the Year Ended December 31,
	2008	2007	2006 (1)	2005 (1)	2004 (1)
			(as adjusted)	(as adjusted)	(as adjusted)
	(In thousands, except per share amounts)
Income Statement Data
Total revenues	$146,600	$71,200	$3,360	$3,368	$1,022
Loss from continuing operations	$(108,728)	$(29,621)	$(21,665)	$(3,229)	$(2,945)
Loss from discontinued operations	$(32,392)	$1,220	$(23,890)	$200	$—
Loss available to common shareholders	(241,717)	(43,597)	(45,555)	(3,029)	(2,945)

Net loss per share:
Basic and diluted from continuing operations	(2.36)	(0.62)	(0.37)	(0.07)	(0.10)
Basic and diluted from discontinued operations	(0.36)	0.02	(0.41)	0.01	—

Total basic and diluted	(2.72)	(0.60)	(0.78)	(0.06)	(0.10)

Balance Sheet Data
Total assets	$402,052	$616,432	$55,664	$55,257	$11,163
Long-term debt	289,607	287,244	55,239	39,098	—
Redeemable convertible preferred stock	227,625	216,975	—	—	—
Shareholders’ equity (deficit)	(177,075)	(30,161)	(10,443)	11,611	10,423
Common shares outstanding	96,129	79,258	59,430	50,245	45,597

(1)	Amounts have been adjusted to reflect the change in accounting for oil and gas properties from full cost to successful efforts

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist you in understanding our financial position, liquidity and results of operations. The information below should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements. Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy and financial condition before we make any forward-looking statements but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, exploitation, development and acquisition expenditures as well as expense and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses and interest costs that we believe are reasonable based on currently available information.

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

Independent reserve engineers prepare the estimates of our oil and gas reserves presented in this report based on guidelines promulgated under GAAP and in accordance with the rules and regulations of the Securities and Exchange Commission. The evaluation of our reserves by the independent reserve engineers involves their rigorous examination of our technical evaluation and extrapolations of well information such as flow rates and reservoir pressure declines as well as other technical information and measurements. Reservoir engineers interpret these data to determine the nature of the reservoir and ultimately the quantity of proved oil and gas reserves attributable to a specific property. Our proved reserves in this report include only quantities that we expect to recover commercially using current prices, costs, existing regulatory practices and technology. While we are reasonably certain that the proved reserves will be produced, the timing and ultimate recovery can be affected by a number of factors including completion of development projects, reservoir performance, regulatory approvals and changes in projections of long-term oil and gas prices. Revisions can include upward or downward changes in the previously estimated volumes or proved reserves for existing fields due to evaluation of (1) already available geologic, reservoir or production data or (2) new geologic or reservoir data obtained from wells. Revisions can also include changes associated with significant changes in development strategy, oil and gas prices or production equipment/facility capacity.

Standardized measure of discounted future net cash flows

The standardized measure of discounted future net cash flows relies on these estimates of oil and gas reserves using commodity prices and costs at year-end. In our 2008 year-end reserve report, we used December 31, 2008 ConocoPhillips West Texas Intermediate posted price of $41.22 per Bbl and a Henry Hub Onshore price of $5.71 per MMbtu adjusted by property for energy content, quality, transportation fees and regional price differentials. The weighted average price over the lives of the properties was $40.41 per Bbl for oil and $6.07 per Mcf for gas. While we believe that future operating costs can be reasonably estimated, future prices are difficult to estimate since the market prices are influenced by events beyond our control. Future global economic and political events will most likely result in significant fluctuations in future oil prices.

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

While it is typical for companies that drill exploration wells to incur dry hole costs, our primary activities during 2008 focused on development wells and our exploratory drilling activities were immaterial. Nevertheless, we will selectively expand our exploration drilling in the future. It is impossible to accurately predict specific dry holes. Because we can not predict the timing and magnitude of dry holes, quarterly and annual net income can vary dramatically.

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

Impairment analysis is performed on an ongoing basis. In addition to using estimates of oil and gas reserve volumes in conducting impairment analysis, it is also necessary to estimate future oil and gas prices. The impairment evaluation triggers include a significant long-term decrease in current and projected prices, or reserve volumes, an accumulation of project costs significantly in excess of the amount originally expected and historical and current negative operating losses. Although we evaluate future oil and gas prices as part of the impairment analysis, we do not view short-term decreases in prices, even if significant, as impairment triggering events.

Exploratory Drilling Costs

The costs of drilling an exploratory well are capitalized as uncompleted wells pending the determination of whether the well has found proved reserves. If proved reserves are not found, these capitalized costs are charged to expense. On the other hand, the determination that proved reserves have been found results in continued capitalization of the well and its reclassification as a well containing proved reserves.

Asset Retirement Obligation

The Company follows SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. The fair value of asset retirement obligation liabilities has been calculated using an expected present value technique. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. A five percent market risk premium was included in the Company’s Asset Retirement Obligation fair value estimate. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard requires the Company to record a liability for the fair value of the dismantlement and plugging and abandonment costs, excluding salvage values.

Derivatives

Derivative financial instruments, utilized to manage or reduce commodity price risk related to Dune’s production, are accounted for under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities”, and related interpretations and amendments. Under this statement, derivatives are carried on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivatives are recorded in other comprehensive income or loss and are recognized in the statement of operations when the hedged item affects earnings. If the derivative is not designated as a hedge, changes in the fair value are recognized in other expense. Ineffective portions of changes in the fair value of cash flow hedges are also recognized in loss on derivative liabilities.

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

Business Strategy

Dune is an independent energy company engaged in the exploration, development, acquisition and exploitation of natural gas and crude oil properties, with interest along the Gulf Coast. On May 15, 2007, we closed the Stock Purchase and Sale Agreement to acquire all of the capital stock of Goldking from Goldking Energy Holdings, L.P. Goldking was an independent energy company focused on the exploration, exploitation and development of natural gas and crude properties located onshore and in state waters along the Gulf Coast, The acquisition of Goldking substantially increased our proved reserves, provided significant drilling upside and increased our geographic and geological well diversification. Additionally, the acquisition of Goldking provided us with exploration opportunities within our core geographic area.

Our properties now cover over 100,000 gross acres across 23 oil and natural gas fields onshore and in state waters along the Texas and Louisiana Gulf Coast.

Grow Through Exploitation, Development, and Exploration of Our Properties. Our primary focus will continue to be the development and exploration efforts in our Gulf Coast properties. We believe that our properties and acreage position will allow us to grow organically through low risk drilling in the near term, as this property set continues to present attractive opportunities to expand our reserve base through workovers and recompletions, field extensions, delineating deeper formations within existing fields and higher risk/higher reward exploratory drilling. In addition, we will constantly review, rationalize and “high-grade” our properties in order to optimize our existing asset base. Consistent with this goal, during the second half of 2008, we closed the previously announced sale of our Barnett Shale assets, located in Denton and Wise Counties, Texas.

Maintain and Utilize State of the Art Technological Expertise. We expect to maintain and utilize our technical and operations teams’ knowledge of salt-dome structures and multiple stacked producing zones common in the Gulf Coast to enhance our growth prospects and reserve potential. We will employ technical advancements, including 3-D seismic data, pre-stack depth migration and directional drilling to identify and exploit new opportunities in our asset base. We also plan to employ the latest drilling, completion and fracturing technology in all of our wells to enhance recoverability and accelerate cash flows associated with these wells.

Pursue Opportunistic Acquisitions of Underdeveloped Properties. We review opportunities to acquire producing properties, leasehold acreage and drilling prospects. We are seeking to acquire operational control of properties that we believe have a solid proved reserves base coupled with significant exploitation and exploration potential. We intend to continue to evaluate acquisition opportunities and make acquisitions that we believe will further enhance our operations and reserves in a cost effective manner.

Actively Manage the Risks and Rewards of Our Drilling Program. Our strategy is to increase our oil and gas reserves and production while keeping our finding and development costs and operating costs (on a per Mcf equivalent (Mcfe) basis) competitive with our industry peers. We will implement this strategy through drilling exploratory and development wells from our inventory of available prospects that we have evaluated for geologic and mechanical risk and future reserve potential. Our drilling program will contain some higher risk/higher reserve potential opportunities as well as some lower risk/lower reserve potential opportunities in order to achieve a balanced program of reserve and production growth. Success of this strategy is contingent on various risk factors, as discussed elsewhere in the 10-K.

In 2008 we invested $61.8 million in oil and gas properties. Continuing operations accounted for $52.8 million of this total and $9 million was associated with the Barnett Shale properties sold during the second half of the year. The investment in continuing operations added 13.5 Bcfe through extensions and discoveries. We produced 12.8 Bcfe during the year including 1.4 Bcfe from discontinued operations in the Barnett Shale. Revisions of previous estimates were 11.0 Bcfe negative, mainly reflecting unsuccessful completion operations in the Cobb#1 well in the Comite field.

The Company sold its interest in the Barnett Shale assets which accounted for a 32.1 Bcfe year-over-year reduction in proved reserves. As of December 31, 2007, Dune’s Barnett Shale proved reserves totaled 33.5 Bcfe. 1.4 Bcfe was extracted and sold from the discontinued Barnett Shale properties during 2008 prior to the closing date of the sale.

Capital Costs ($000):	Year Ended 2008	Year Ended 2007	Year Ended 2006	Three Years Ended 12/31/08
Acquisitions—Proved	$—	$391,438	$36,528	$427,966
Acquisitions—Unproved	1,571	455	391	2,417
Exploration	115	383	2,024	2,522
Development	51,064	148,161	363	199,588

Total CAPEX before ARO	52,750	540,437	39,306	632,493
ARO Costs	1,209	—	—	1,209

Total CAPEX including ARO	53,959	540,437	39,306	633,702
Barnett Shale CAPEX	—	(47,246)	(32,802)	(80,048)

Total CAPEX including ARO and excluding Barnett Shale	$53,959	$493,191	$6,504	$553,654

Asset Retirement Obligation (non-cash)	$7,403	$2,737	$274	$10,414

Proved Reserves (Mmcfe):
Beginning	175,347	29,404	29,515	29,515
Production	(12,781)	(9,022)	(1,090)	(22,893)
Purchases	—	109,377	13,682	123,059
Barnett Shale Sale	(32,065)	—	—	(32,065)
Discoveries & Extensions	13,481	38,012	68	51,561
Revisions	(10,984)	7,576	(12,771)	(16,179)

Ending Reserves	132,998	175,347	29,404	132,998

Reserve Additions before Revisions (Mmcfe)	13,481	147,389	13,750	174,620
Reserve Additions after Revisions (Mmcfe)	2,497	154,965	979	158,441

The implementation of our strategy requires that we continually incur significant capital expenditures in order to replace current production and find and develop new oil and gas reserves. In order to finance our capital and exploration program, we depend on cash flow from operations or bank debt and equity offerings as discussed below in Liquidity and Capital Resources.

Hurricanes

As previously announced, during the third quarter we experienced two production disruptions by hurricanes Gustav and Ike resulting in production shut-ins. Many of our onshore Louisiana fields were flooded and incurred minor structural damage. Such damage did not exceed Dune’s deductibles for insurance claims. Production has been restored at all fields. In total, Dune estimates that production deferrals associated with the two hurricanes were approximately 0.5 Bcfe.

Liquidity and Capital Resources

During fiscal 2008 compared to fiscal 2007, net cash flow provided by all operating activities decreased by $30.7 million to $23.5 million. This decline was primarily attributable to our efforts to substantially reduce our accounts payable which had accumulated in 2007 as a result of our aggressive capital program.

Our current assets stood at $40.9 million on December 31, 2008. Cash on hand at year-end was $15.5 million, which compared to $16.8 million at the end of calendar year 2007. The Barnett Shale disposition, as mentioned earlier, facilitated the reduction in our accounts payable from $56.6 million at year end 2007 to $21.7 million at December 31, 2008.

The financial statements continue to reflect our active and ongoing drilling and facilities upgrade program which involved almost $59.4 million of capital investment in the fourth quarter of 2007 and another

$61.8 million during 2008. Expenditures in the discontinued Barnett Shale operations accounted for $9.0 million of the 2008 total. The hurricanes caused only minor damage to certain of our production operations and no material cash outlays were necessary to restore this capacity.

During 2008, the availability under our revolving line of credit was increased to $40 million. As of December 31, 2008 and 2007, there were no borrowings under our credit facility. This compared with $28.1 million outstanding at the end of the second quarter of 2008. Proceeds from the Barnett Shale asset sale, after customary purchase price adjustments, were utilized to eliminate borrowings outstanding under the revolver, and for general working capital.

Semi-annual interest of $15.75 million on our 10  1/2% Senior Secured Notes due 2012 was paid on December 31, 2008 and will be due semi-annually thereafter. The principal on the Senior Secured Notes is not due until 2012.

Shares of our Senior Redeemable Convertible Preferred Stock are not redeemable until December 1, 2012 or upon a change in control. Dividends are payable quarterly beginning September 1, 2007 with the Company having the option of paying any dividend on the Preferred Stock in shares of common stock, shares of Preferred Stock or cash.

Our primary sources of liquidity are cash provided by operating activities, debt financing, sales of non-core properties and access to capital markets. The strength of our current cash position and availability under our revolver put us in a favorable position to meet our financial obligations and ongoing capital programs even as commodity prices continue to decline from their mid-year record highs.

For 2009, capital spending will be targeted at between $35 million and $50 million. The exact amount will depend upon individual well performance results, cash flow and, where applicable, partner negotiations on the timing of drilling operations.

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2008:

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Contractual obligations:
Debt and interest	$407,625	$31,500	$63,000	$313,125	$—
Office Lease	2,207	778	1,429	—	—

Total	$409,832	$32,278	$64,429	$313,125	$—

Changes in our working capital accounts from 2007 to 2008 include a $17 million decrease in our accounts receivable due to lower oil and gas prices, decreased production and decreased balances due from our joint interest participants. For essentially the same reasons, our accounts payable balance declined by $35 million.

On December 31, 2008, our current assets were less than our current liabilities by $5.3 million.

We believe our short-term and long-term liquidity augmented by sale of non-core properties, if needed, is adequate to fund operations, including capital expenditures, interest and repayment of debt maturities.

Results of Operations

Comparison of 2008 and 2007

Year-over-year production volumes were up significantly as a result of the Goldking acquisition and increased operating and drilling activities, rising from 7,139 Mmcfe for the twelve months of fiscal 2007 to

11,365 Mmcfe for the same period of 2008. Nevertheless, this increase was tempered partially by the adverse impact on production of hurricanes Gustav and Ike during the third quarter of 2008 and the completion of the sale of the Barnett Shale properties during the second half of the year.

The following table discloses the net oil and gas production volumes, sales, and sales prices for each of the two years ended December 31, 2008 and 2007:

	2008	% Increase (Decrease)	2007
Oil production volume (Mbbls)	884	56%	568
Oil sales revenue ($000)	$88,306	97%	$44,892
Price per Bbl	$99.87	26%	$79.04
Increase in oil sales revenue due to:
Change in prices	$11,831
Change in production volume	31,583

Total increase (decrease) in oil sales revenue	$43,414

Gas production volume (Mmcf)	6,060	62%	3,731
Gas sales revenue	$58,294	122%	$26,308
Price per Mcf	$9.62	36%	$7.05
Increase in gas sales revenue due to:
Change in prices	$9,589
Change in production volume	22,397

Total increase (decrease) in gas sales revenue	$31,986

Revenues

Revenue from continuing operations for the year ended December 31, 2008 increased $75.4 million from the prior twelve month period ended December 31, 2007 to $146.6 million. This was the result of higher commodity prices, which averaged $12.90/Mcfe for the year versus $9.97 in 2007. However, production gains were tempered by the third quarter shut-ins caused by hurricanes Gustav and Ike and the completion of the Barnett Shale sale at the end of the third quarter of 2008.

Operating expenses

Lease operating expense and production taxes

Total lease operating expense for 2008 increased $14.9 million from the comparable 2007 period to $43.5 million. This translated to a decrease of $0.18/Mcfe to $3.82/Mcfe on a volume basis. The full-year’s effect of the Goldking acquisition and the concomitant increase in the number of operating properties made up the vast amount of this increase as direct operating expense rose $9.6 million to $24.8 million ($2.18/Mcfe). Production taxes accounted for the second largest cost of operations, increasing $4.6 million to $10.7 million ($0.94/Mcfe). A decline of $0.5 million in workover expense to $5.5 million partially offset these increases.

The following table presents the major components of our operating costs for the last three years on a per mcfe basis:

	Years Ending December 31,
	2008		2007		2006
	Total	Per Mcfe	Total	Per Mcfe	Total	Per Mcfe
Direct operating expense	$24,830	$2.18	$15,243	$2.13	$661	$1.88
Workovers	5,456	$0.48	5,975	$0.84	—	$—
Ad valorem taxes	1,258	$0.11	605	$0.08	20	$0.06
Production taxes	10,710	$0.94	6,061	$0.85	77	$0.22
Transportation	1,247	$0.11	719	$0.10	10	$0.03

	$43,501	$3.82	$28,603	$4.00	$768	$2.18

Exploration Expenses

Exploration costs for the year ended 2008 totaled $0.1 million compared to $0.4 million in 2007. This reduction of $0.3 million is the result of the Company’s continuing focus on drilling development wells in order to convert proved undeveloped reserves to proved developed reserves.

Accretion of asset retirement obligation

Accretion expense for the year increased from $0.89 million in 2007 to $0.91 million in 2008 representing a $0.02 million increase. The modest increase is the result of the impact of reevaluating abandonment costs at year end 2008.

Depletion, depreciation and amortization (DD&A)

For 2008, the Company recorded DD&A expense of $56.7 million ($4.99/Mcfe) compared to $29.9 million ($4.19/Mcfe) for 2007 representing an increase of $26.8 million. The increase in DD&A year-over-year is primarily attributable to a full year’s depletion of oil and gas properties purchased in the Goldking acquisition in 2008 versus 7 1/2 months in 2007 and a downward revision in reserves on certain fields.

General and administrative expense (G&A expense)

G&A expense for 2008 declined by $3.6 million ($1.47/Mcfe) from the comparable 2007 period to $18.5 million ($1.63/Mcfe). The decrease was the result of a $2.8 million decline in stock-based compensation to $5.3 million as well as a reduction in cash G&A expenses of $0.8 million to $13.2 million ($1.16/Mcfe). Part of this decline is attributable to the $0.4 million of non-recurring one-time severance payments to former Goldking employees whose employment was terminated by Dune following the acquisition. Furthermore, G&A also reflected a reduction in total employees from 62 to 52.

Loss on impairment of oil and gas properties

The Company recorded $125.7 million or pre-tax, non-cash impairment charges associated with its oil and natural gas properties in the fourth quarter of 2008. This impairment primarily resulted from lower oil and natural gas prices. The Company’s bank covenants are not impacted by this non-cash charge.

Other income (expense)

Interest income

Interest income was $0.5 million for the year ended December 31, 2008 compared to $1.7 million in the comparable 2007 period. This was the result of using our cash balances in 2008 to support working capital and contribute to the capital program.

Interest expense

Interest expense on debt borrowing for 2008 amounted to $32.1 million compared to $24.0 million in 2007. The increase of $8.1 million is attributable in part to outstanding borrowings under the Revolver Commitment which reached a mid-year peak of $28.1 million and was paid off in August, 2008. The balance of the rise was the full-year’s impact of the interest on $300 million in Senior Secured Notes issued at the end of the second quarter of 2007.

Loss on derivative liabilities

Effective January 1, 2008, the Company discontinued, prospectively, the designation of its derivatives as cash flow hedges. The net derivative loss related to the discontinued cash flow hedges, as of December 31, 2007, will continue to be reported in accumulated other comprehensive loss until such time that they are charged to income or loss as the volumes underlying the cash flow hedges are realized. Beginning January 1, 2008, the loss on derivatives is being recognized currently in earnings. For the year ended December 31, 2008, the Company incurred a gain on derivatives of $4.1 million, composed of an unrealized gain of $13.4 million due to the change in the mark-to-market valuation partially offset by a realized loss of ($9.3) million for cash settlements. The comparable period ended December 31, 2007 yielded a loss on derivatives of ($1.9) million.

Income tax benefit

The Company’s 2006 taxes were subject to a full valuation allowance yielding $0 tax benefit. As a result of the Goldking acquisition in the second quarter of 2007, the Company has significant deferred tax liabilities in excess of its deferred tax assets. Management has determined that a valuation allowance is no longer necessary as the realization of its deferred tax assets is more likely than not. Consequently, in 2008 the Company has recorded an income tax benefit of $20.5 million for continuing operations and $9.4 million for discontinued operations.

Discontinued operations

Associated with the sale of the Barnett Shale Properties, the Company has reflected all activity for these assets as discontinued operations. For the year ended December 31, 2007, the Company reclassified $1.9 million as income from discontinued operations. An income tax expense of $0.7 million yielded net income for the year of $1.2 million.

For the year ended December 31, 2008, the Company generated a net gain from the operation of the Barnett Shale Properties of $2.1 million. This gain was added to a $43.9 million impairment to write down the related carrying amounts to their fair value less cost to sell. An income tax benefit of $9.4 million was added to this transaction yielding a $32.4 million loss on discontinued operations for 2008.

Net Loss

Net loss from continuing operations for 2008 reached $108.7 million, up from the comparable 2007 net loss from continuing operations of $29.6 million. Total net loss from continuing and discontinued operations for the year ended December 31, 2008 was $141.1 million versus $28.4 million for 2007.

Comparison of 2007 and 2006

A comparison of balances between 2006 to 2007 focuses on activity of the Company with 7  1/2 months of activity related to the Goldking acquisition in 2007 compared to a full year of activity without the Goldking acquisition in 2006. After reclassifying all of the activity related to the Barnett Shale assets as discontinued operations, the operating loss reflected a slight decrease of $0.3 million.

Other income (expense) reflected an increase of $24.3 million which was primarily attributable to the interest expense on the Senior Secured Notes issued in 2007.

A comparison of discontinued operations related to the Barnett Shale assets resulted in a $25.1 million increase from 2006 to 2007. This change is specifically attributable to the impairment of the Barnett Shale properties of $24.5 million in 2006.

In 2007, as a result of the Goldking acquisition, Dune recognized a deferred tax benefit of $15.3 million which was allocated between continued and discontinued operations. Prior to 2007, the net deferred tax asset had a valuation reserve and was not recognized in income.

Associated with the issuance of Preferred Stock in 2007, Dune recorded Preferred Stock dividends of $13.8 million. No Preferred Stock dividends were recorded in 2006.

The net impact of these various components was a decrease in the net loss available to shareholders from $45.6 million to $43.5 million.

New Accounting Pronouncements

On December 31, 2008, the Securities and Exchange Commission (SEC) issued the final rule, “Modernization of Oil and Gas Reporting” (“Final Rule”). The Final Rule adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and technological advances. Revised requirements in the Final Rule include, but are not limited to:

•	Oil and gas reserves must be reported using a 12-month average of the closing prices on the first day of each of such months, rather than a single day year-end price:

•	Companies will be allowed to report, on a voluntary basis, probable and possible reserves, previously prohibited by SEC rules; and

•	Easing the standard for the inclusion of proved undeveloped reserves (PUDs) and requiring disclosure of information indicating any progress toward the development of PUDs.

We are currently evaluating the potential impact of adopting the Final Rule. The SEC is discussing the Final Rule with the FASB and IASB staffs to align accounting standards with the Final Rule. These discussions may delay the required compliance date. Absent any change in such date, we will begin complying with the disclosure requirements in our annual report on Form 10-K for the year ended December 31, 2009. Voluntary early compliance is not permitted.

In June 2008, the FASB ratified the consensus reached by the EITF on Issue 07-5, “Determining Whether and Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (Issue 07-5). Under Issue 07-5, an instrument (or embedded feature) would not be considered indexed to an entity’s own stock if its settlement amount is affected by variables other than those used to determine the fair value of a “plain vanilla” option or forward contract on equity shares, or if the instrument contains a feature (such as a leverage factor) that increases exposure to those variables. An equity-linked financial instrument (or embedded feature) would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company is currently evaluating the impact that EITF 07-5 will have on its consolidated financial position or result of operations.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”). The objective of EITF No. 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financials statements issued for fiscal years ending after December 15, 2008. The adoption did not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is effective beginning January 1, 2009 and required entities to provide expanded disclosures about derivative instruments and hedging activities including (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or could have) on an entity’s financial position, financial performance, and cash flows. SFAS 161 requires expanded disclosures and does not change the accounting for derivatives. Dune is currently evaluating the impact of SFAS 161, but we do not expect the adoption of this standard to have a material impact on our financial results.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2008. As described below under Management’s Annual Report on Internal Control over Financial Reporting, our CEO and CFO have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

Malone & Bailey, P.C., our independent registered public accounting firm who also audited the Company’s consolidated financial statements, has issued its own attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, which is filed herewith.

(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dune Energy, Inc.

Houston, Texas

We have audited Dune Energy, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dune Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Dune Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dune Energy, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity(deficit), and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 5, 2009 expressed an unqualified opinion thereon.

/s/    Malone & Bailey, PC

Houston, Texas

March 5, 2009

Item 9B.	Other Information.

None.

PART III

The information required by Part III will be incorporated by reference into this Form 10-K from the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The response to this item is submitted in a separate section of this report.

(a)(3) Exhibits

Exhibit Nos.	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.1.1	Certificate of Amendment of Certificate of Incorporation (2)
3.2	Amended and Restated By-Laws (3)
4.1	Certificate of Designations, dated May 15, 2007, for 10% Senior Redeemable Convertible Preferred Stock of the Company (4)
4.1.1	Certificate of Correction to Certificate of Designations, dated February 26, 2008 (11)
4.2	Form of Placement Agent Warrant (5)
4.3	Form of Investor Registration Rights Agreement (5)
4.4	Form of Warrant, dated as of September 26, 2006, from Company to Bernard National Senior Funding, Ltd. and Drawbridge Special Opportunities Fund LP (6)
4.5	Indenture, dated May 15, 2007, among the Company, each of Dune Operating Company and Vaquero Partners LLC, as guarantors, and The Bank of New York, as trustee and collateral agent (4)
4.6	First Supplement to Indenture dated as of December 30, 2008 (12)
4.7	Form of Global 10 1/2% Senior Secured Exchange Note due 2012 (11)
10.1	Employment Agreement, dated April 17, 2007, between the Company and James A. Watt (7)
10.1.1	Amended and Restated Employment Agreement, dated as of December 30, 2008 between the Company and James A. Watt (12)
10.2	Employment Agreement, dated April 17, 2007, between the Company and Alan Gaines (7)
10.2.1	Amendment to Employment Agreement of Alan Gaines dated May 9, 2007 (2)
10.2.2	Amended and Restated Employment Agreement, dated as of December 30, 2008 between the Company and Alan Gaines (12)
10.3	EmploymentAgreement dated as of April 17, 2007, between the Company and Amiel David (7)
10.3.1	Amendment to Employment Agreement of Amiel David dated May 9, 2007 (2)
10.3.2	Amended and Restated Employment Agreement, dated as of December 30, 2008 between the Company and Amiel David (12)
10.4	Restricted Stock Agreement, dated April 17, 2007, between the Company and James A. Watt (7)
10.5	Restricted Stock Agreement, dated April 17, 2007, between the Company and Alan Gaines (7)
10.6	Restricted Stock Agreement, dated April 17, 2007, between the Company and Frank T. Smith, Jr. (7)
10.7	Exploration and Development Agreement between Company and American Natural Energy Corporation, dated effective as of August 26, 2005(8)
10.8	Stock Purchase and Sale Agreement dated effective April 13, 2007 between the Company and Goldking Energy Holdings, L.P. (7)
10.9	Form of Registration Rights Agreement (7)
10.10	Purchase Agreement dated as of May 1, 2007 between the Company and Jefferies & Company, Inc. (10)
10.11	Notes Registration Rights Agreement, dated May 15, 2007, between the Company and Jefferies & Company, Inc. (4)
10.12	Preferred Stock Registration Rights Agreement, dated May 15, 2007, between the Company and Jefferies & Company, Inc. (4)
10.13	Security Agreement, dated May 15, 2007, among The Bank of New York, as collateral agent, and each of the Company, Goldking Operating Company and Vaquero Partners LLC, as grantors, and Dune Operating Company and Goldking Energy Corporation, as guarantors (4)

Exhibit Nos.	Description
10.14	Intercreditor Agreement, dated May 15, 2007, among Wells Fargo Foothills, Inc., The Bank of New York and the Company, among others named therein (4)
10.15	Credit Agreement dated May 15, 2007 among the Company, its subsidiaries named therein as borrowers, its subsidiaries named therein as guarantors, certain lenders named therein and Wells Fargo Foothill, Inc., as arranger and administrative agent (4)
10.16	First Amendment to Credit Agreement dated as of August 4, 2008 (13)
10.17	Purchase and Sale Agreement, dated as of June 30, 2008 between the Company and Pioneer Natural Resources, Inc. (14)
10.18	First Amendment to Purchase and Sale Agreement dated as of July 31, 2008 (13)
10.19	1992 ISDA Master Agreement, together with Schedule, dated May 15, 2007 among Wells Fargo Foothill, Inc. and the Company (4)
14.1	Code of Conduct and Ethics(11)
21.1*	List of Subsidiaries
23.1*	Consent of DeGolyer and MacNaughton, independent petroleum engineers
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, by Chief Financial Officer
99.1*	Reserve Report Of Independent Engineer

*	Indicates filed herewith
(1)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated by reference herein.
(2)	Previously filed as an exhibit to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2007, and incorporated by reference herein.
(3)	Previously filed as an exhibit to the Company’s Report on Form 8-K, filed on May 19, 2004, and incorporated by reference herein.
(4)	Previously filed as an exhibit to the Company’s Report on Form 8-K, filed May 21, 2007, and incorporated by reference herein.
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for year ended December 31, 2006, and incorporated by reference herein.
(6)	Previously filed as an exhibit to the Company’s Report on Form 8-K, filed on September 28, 2006, and incorporated by reference herein.
(7)	Previously filed as an exhibit to the Company’s Report on Form 8-K, filed April 18, 2007, and incorporated by reference herein.
(8)	Previously filed as an exhibit to the Company’s Report on Form 8-K, filed on October 24, 2005, and incorporated by reference herein.
(9)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed on July 24, 2006, and incorporated by reference herein.
(10)	Previously filed as an exhibit to the Company’s Report on Form 8-K, filed May 4, 2007, and incorporated by reference herein.
(11)	Previously filed as an exhibit to the Company’s Report on Form 10-K filed on March 10, 2008, and incorporated by reference herein.
(12)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed on December 30, 2008, and incorporated by reference herein.
(13)	Previously filed as an exhibit to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2008, and incorporated by reference herein.
(14)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed on July 7, 2008, and incorporated by reference herein.

DUNE ENERGY INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dune Energy, Inc

Houston, Texas

We have audited the accompanying consolidated balance sheets of Dune Energy, Inc (a Delaware Corporation) as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity(deficit), and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dune Energy, Inc as of December 31, 2008 and 2007 and the results of operations and cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dune Energy, Inc’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria), and our report dated March 5, 2009 expressed an unqualified opinion thereon.

/s/    Malone & Bailey, PC

Houston, Texas

March 5, 2009

Dune Energy, Inc.

Consolidated Balance Sheets

	December 31,
	2008	2007
ASSETS
Current assets:
Cash	$15,491,532	$16,771,726
Accounts receivable, net of reserve for doubtful accounts of $396,629 and $396,629	14,477,918	31,474,433
Assets held for sale	—	76,492,464
Prepayments and other current assets	6,910,422	6,764,741
Derivative assets	4,015,219	837,664

Total current assets	40,895,091	132,341,028

Oil and gas properties, using successful efforts accounting—proved	578,074,569	518,036,814
Less accumulated depreciation, depletion, amortization and impairment	(222,876,172)	(41,529,191)

Net oil and gas properties	355,198,397	476,507,623

Property and equipment, net of accumulated depreciation of $1,406,927 and $416,324	2,086,313	2,632,400
Deferred financing costs, net of accumulated amortization of $970,068 and $371,353	1,621,657	2,220,372
Deposit—related party	—	500,000
Other assets	2,250,868	2,229,723

TOTAL ASSETS	$402,052,326	$616,431,146

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$21,662,965	$56,648,904
Accrued liabilities	20,038,900	30,948,966
Current debt	2,013,699	2,053,691
Preferred stock dividend payable	2,446,985	1,899,330
Derivative liabilities	—	4,131,078

Total current liabilities	46,162,549	95,681,969
Long-term debt, net of discount of $10,393,213 and $12,755,924	289,606,787	287,244,076
Deferred taxes	—	29,929,436
Other long-term liabilities	15,732,483	16,762,462

Total liabilities	351,501,819	429,617,943

Commitments and contingencies	—	—
Redeemable convertible preferred stock, net of discount of $9,179,927 and $10,943,172, liquidation preference of $1,000 per share, 750,000 shares designated, 236,805 and 227,918 shares issued and outstanding	227,625,073	216,974,828
STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 1,000,000 shares authorized, 250,000 shares undesignated, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 96,129,047 and 79,258,174 shares issued and outstanding	96,129	79,258
Treasury stock, at cost (34,009 and 0 shares)	8,332	—
Additional paid-in capital	50,139,148	56,079,580
Accumulated other comprehensive loss	(3,709,177)	(3,831,228)
Accumulated deficit	(223,608,998)	(82,489,235)

Total stockholders’ deficit	(177,074,566)	(30,161,625)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$402,052,326	$616,431,146

See summary of significant accounting policies and notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2008	2007	2006
			(As adjusted)
Revenues	$146,599,698	$71,199,940	$3,360,066

Operating expenses:
Lease operating expense and production taxes	43,501,273	28,603,072	768,054
Exploration expense	114,950	383,391	2,024,431
Accretion of asset retirement obligation	911,012	887,344	24,848
Depletion, depreciation and amortization	56,692,441	29,871,772	3,430,909
General and administrative expense	18,470,758	22,140,782	4,823,582
Bad debt expense	—	396,629	—
Loss on impairment of investment	—	3,192,250	—
Impairment of oil and gas properties	125,694,000	—	6,911,697

Total operating expense	245,384,434	85,475,240	17,983,521

Operating loss	(98,784,736)	(14,275,300)	(14,623,455)

Other income (expense):
Interest income	501,591	1,672,459	217,405
Interest expense	(35,022,056)	(31,070,721)	(6,730,450)
Other expense	—	—	(494,458)
Gain (loss) on derivative liabilities	4,071,507	(1,896,644)	(33,733)

Total other income (expense)	(30,448,958)	(31,294,906)	(7,041,236)

Loss from continuing operations before income taxes	(129,233,694)	(45,570,206)	(21,664,691)
Income tax benefit	20,505,873	15,949,572	—

Loss from continuing operations	(108,727,821)	(29,620,634)	(21,664,691)

Discontinued operations:
Income (loss) from operations of Barnett Shale Properties (including impairment of $43,895,525 in 2008 and $24,499,632 in 2006)	(41,815,505)	1,876,966	(23,890,677)
Income tax benefit (expense)	9,423,563	(656,938)	—

Income (loss) on discontinued operations	(32,391,942)	1,220,028	(23,890,677)

Net loss	(141,119,763)	(28,400,606)	(45,555,368)
Preferred stock dividend	(100,597,155)	(15,196,346)	—

Net loss available to common shareholders	$(241,716,918)	$(43,596,952)	$(45,555,368)

Net loss per share:
Basic and diluted from continuing operations	$(2.36)	$(0.62)	$(0.37)
Basic and diluted from discontinued operations	(0.36)	0.02	(0.41)

Total basic and diluted	$(2.72)	$(0.60)	$(0.78)

Weighted average shares outstanding:
Basic and diluted	88,818,086	72,083,522	58,583,932

See summary of significant accounting policies and notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2008	2007	2006
			(As adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(141,119,763)	$(28,400,606)	$(45,555,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	32,391,942	(1,220,028)	23,890,677
Depletion, depreciation and amortization	56,692,441	29,871,772	3,430,909
Amortization of deferred financing costs and debt discount	2,961,426	7,030,353	2,148,282
Stock-based compensation	5,282,671	8,071,142	1,324,714
Realized gain on sale of investment	(146,210)
Loss on impairment of investment	—	3,192,250	—
Impairment of oil and gas properties	125,694,000	—	6,911,697
Exploration expense	114,950	383,390	2,024,431
Bad debt expense	—	396,629	—
Accretion of asset retirement obligation	911,012	887,344	24,848
Loss (gain) on derivative liabilities	(13,358,724)	2,948,403	33,733
Deferred tax benefit	(20,505,873)	(15,949,572)	—
Changes in:
Accounts receivable	16,082,845	(10,339,830)	(2,253,961)
Prepayments and other assets	(2,448,783)	(2,297,871)	(27,515)
Payments made to settle asset retirement obligations	(1,208,920)	—	—
Accounts payable and accrue liabilities	(45,146,857)	51,364,642	3,431,762

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	16,196,157	45,938,018	(4,615,791)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	7,304,552	8,269,090	2,977,414

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	23,500,709	54,207,108	(1,638,377)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Goldking, net of $1,155,720 cash received	—	(309,344,280)	—
Investment in proved and unproved properties	(52,750,005)	(105,357,440)	(4,526,017)
Deposits	500,000
Proceeds from sale of investment	424,098
Purchase of furniture and fixtures	(546,886)	(1,114,340)	(23,640)
Increase in other assets	(21,145)	(72,034)	(500,000)
Increase in deposit—related party	—	—	(500,000)

NET CASH USED IN INVESTING ACTIVITIES—CONTINUING OPERATIONS	(52,393,938)	(415,888,094)	(5,549,657)
NET CASH USED IN INVESTING ACTIVITIES—DISCONTINUED OPERATIONS	27,653,027	(47,246,404)	(32,802,273)

NET CASH USED IN INVESTING ACTIVITIES	(24,740,911)	(463,134,498)	(38,351,930)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible preferred stock	—	203,677,812	—
Proceeds from long-term debt	28,100,000	356,909,062	37,101,223
Proceeds from short-term debt	2,589,057	3,038,007	—
Proceeds from sale of common stock, net	—	—	22,103,232
Proceeds from exercise of options	—	—	100,000
Payment on long-term debt issuance costs	—	(6,286,413)	(993,563)
Payment on preferred stock issuance costs	—	(1,053,156)
Payments on long-term debt	(28,100,000)	(104,771,263)	(18,500,000)
Payments on long-term debt—related parties	—	(27,423,932)	—
Payments on short-term debt	(2,629,049)	(1,965,706)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	(39,992)	422,124,411	39,810,892

NET CHANGE IN CASH BALANCE	(1,280,194)	13,197,021	(179,415)
Cash balance at beginning of period	16,771,726	3,574,705	3,754,120

Cash balance at end of period	$15,491,532	$16,771,726	$3,574,705

SUPPLEMENTAL DISCLOSURES
Interest paid	$32,060,629	$21,340,567	$2,150,597
Income taxes paid	—	—	—
NON-CASH DISCLOSURES
Common stock issued for conversion of debt	$—	$2,692,250	$—
Common stock issued for purchase of Goldking	—	18,000,000	—
Redeemable convertible preferred stock dividends	98,833,909	13,817,330	—
Asset retirement obligation revision	7,402,701	2,736,914	273,719
Deferred taxes associated with acquisition	—	45,222,070	—
Accretion of discount on preferred stock	1,763,246	1,379,016	—
Purchase price adjustment for asset retirement obligation	—	1,418,557	—
Common stock issued for conversion of preferred stock	16,441,000	—	—
Common stock issued for cashless exercise of options	59	73	—

See summary of significant accounting policies and notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years ended December 31, 2008, 2007 and 2006

					Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
							(As adjusted)
Balance at December 31, 2005	50,244,859	$50,244	—	$—	$20,093,671	$—	$(8,533,261)	$11,610,654
Cash received for stock subscription	9,000,000	9,001	—	—	23,840,999	—	—	23,850,000
Cash paid to consultant for stock subscription	—	—	—	—	(1,773,682)	—	—	(1,773,682)
Cash received for exercise of stock options	133,333	133	—	—	99,868	—	—	100,001
Stock issued for cashless exercise of stock options	51,980	52	—	—	(52)	—	—	—
Stock-based compensation	—	—	—	—	1,324,714	—	—	1,324,714
Net loss	—	—	—	—	—	—	(45,555,368)	(45,555,368)

Balance at December 31, 2006	59,430,172	59,430	—	—	43,585,518	—	(54,088,629)	(10,443,681)
Stock issued for purchase of investment	1,380,641	1,381	—	—	2,690,869	—	—	2,692,250
Stock issued for Goldking acquisition	10,055,866	10,056	—	—	17,989,944	—	—	18,000,000
Unrealized loss on hedge contracts	—	—	—	—	—	(3,831,228)	—	(3,831,228)
Restricted stock issued	8,317,946	8,318	—	—	4,371,588	—	—	4,379,906
Stock issued for cashless exercise of stock options	73,549	73	—	—	(73)	—	—	—
Stock-based compensation	—	—	—	—	3,691,236	—	—	3,691,236
Preferred stock dividends	—	—	—	—	(13,817,330)	—	—	(13,817,330)
Preferred stock issuance costs	—	—	—	—	(1,053,156)	—	—	(1,053,156)
Accretion of discount on preferred stock	—	—	—	—	(1,379,016)	—	—	(1,379,016)
Net loss	—	—	—	—	—	—	(28,400,606)	(28,400,606)

Balance at December 31, 2007	79,258,174	79,258	—	—	56,079,580	(3,831,228)	(82,489,235)	(30,161,625)
Conversion of preferred stock	13,257,077	13,258	—	—	16,427,742	—	—	16,441,000
Purchase of treasury stock	—	—	34,009	8,332	(8,332)	—	—	—
Amortization and reclass of OCI	—	—	—	—	—	122,051	—	122,051
Restricted stock issued	4,005,881	4,006	—	—	(4,006)	—	—	—
Restricted stock cancelled	(451,550)	(452)	—	—	452	—	—	—
Stock issued for cashless exercise of stock options	59,465	59	—	—	(59)	—	—	—
Stock-based compensation	—	—	—	—	5,282,672	—	—	5,282,672
Preferred stock dividends	—	—	—	—	(25,875,655)	—	—	(25,875,655)
Accretion of discount on preferred stock	—	—	—	—	(1,763,246)	—	—	(1,763,246)
Net loss	—	—	—	—	—	—	(141,119,763)	(141,119,763)

Balance at December 31, 2008	96,129,047	$96,129	34,009	$8,332	$50,139,148	$(3,709,177)	$(223,608,998)	$(177,074,566)

See summary of significant accounting policies and notes to consolidated financial statements.

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

The change in accounting method constituted a “Change in Accounting Principle,” requiring that all prior period financial statements be adjusted to reflect the results and balances that would have been reported had Dune been following the successful efforts method of accounting from its inception. The cumulative effect of the change in accounting method as of December 31, 2006 was to increase the balance of our net investment in oil and gas properties and retained earnings at that date by $4,805,966. The change in accounting method resulted in an increase (decrease) in the net loss of ($8,080,323) for the year ended December 31, 2006. The impact on earnings per share was ($.14) for the year ended December 31, 2006. The change in method of accounting had no impact on cash or working capital.

The unit-of-production method of depreciation, depletion and amortization of oil and gas properties under the successful efforts method of accounting is applied pursuant to the simple multiplication of units produced by

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the costs per unit on a field by field basis. Leasehold cost per unit is calculated by dividing the total cost by the estimated total proved oil and gas reserves associated with that field. Well cost per unit is calculated by dividing the total cost by the estimated total proved developed oil and gas reserves associated with that field. The volumes or units produced and asset costs are known and while the proved reserves have a high probability of recoverability, they are based on estimates that are subject to some variability. Amortization expense from continuing operations amounted to $55,652,979, $29,330,321, and $3,297,424 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Impairment analysis is performed on an ongoing basis. In addition to using estimates of oil and gas reserve volumes in conducting impairment analysis, it is also necessary to estimate future oil and gas prices and costs, considering all available evidence at the date of review. The impairment evaluation triggers include a significant long-term decrease in current and projected prices or reserve volumes, an accumulation of project costs significantly in excess of the amount originally expected and historical and current negative operating losses. Although we evaluate future oil and gas prices as part of the impairment analysis, we do not view short-term decreases in prices, even if significant, as impairment triggering events.

During the years ended December 31, 2008 and 2006, the Company impaired its oil and gas properties from continuing operations by $125,694,000 and $6,911,697, respectively, which are reflected in the accompanying Consolidated Statements of Operations. No impairment of oil and gas properties was recorded in 2007.

Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Dune assesses the realizability of unproved properties on at least an annual basis or when there has been an indication that an impairment in value may have occurred. Impairment of unproved properties is assessed based on management’s intention with regard to future exploration and development of individually significant properties and the ability of Dune to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is charged to expense. There was no impairment of unproved properties during the years ended December 31, 2008 and 2007. There were no material costs not subject to amortization as of December 31, 2008 and 2007.

Asset retirement obligation

The Company follows SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. This standard requires the Company to record a liability for the fair value of the dismantlement and plugging and abandonment costs excluding salvage values. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset.

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Over time, accretion of the liability is recognized each period, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

Concentrations of credit risk and allowance

Substantially all of the Company’s receivables are due from oil and natural gas purchasers. The Company sold 68% of its oil and natural gas production to two customers in 2008, 52% to one customer in 2007, and 64% to four customers in 2006. Historically, credit losses incurred on receivables of the Company have not been significant.

The Company maintains an allowance for doubtful accounts on trade receivables equal to amounts estimated to be uncollectible. This estimate is based upon historical collection experience, combined with a specific review of each customer’s outstanding trade receivable balance. Dune established a reserve for doubtful accounts related to the revenue receivable from ANEC of $396,629 in 2007. Management believes that the allowance for doubtful accounts is adequate; however, actual write-offs may exceed the recorded allowance.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 in 2008 and $100,000 in 2007. At December 31, 2008 and December 31, 2007, the Company had approximately $19,671,576 and $21,647,644, respectively, in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

Revenue recognition

Dune records oil and gas revenues following the entitlement method of accounting for production in which any excess amount received above Dune’s share is treated as a liability. If less than Dune’s share is received, the underproduction is recorded as an asset. Dune did not have an imbalance position in terms of volumes or values at December 31, 2008 or 2007.

Cash and cash equivalents

Cash and cash equivalents include cash in banks and highly liquid investments which mature within three months of the date of purchase.

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

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment

Property and equipment is valued at cost. Depreciation is computed using the straight-line method over estimated useful lives of 3 to 5 years. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in other income.

Deferred financing costs

In connection with debt financing, Dune paid $6,286,413 in fees for the year ended December 31, 2007. These fees were recorded as deferred financing costs and are being amortized over the life of the loans using the straight-line method which approximates the effective interest method as the principal amounts on the debt financings are due at maturity.

Amortization of deferred financing costs and debt discount for the years ended December 31, 2008, 2007 and 2006 amounted to $2,961,426, $7,030,353 and $2,148,282, respectively.

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

Deposit—related party

In 2006, Dune entered into a definitive contract with its largest shareholder, Itera Holdings, B.V. The terms call for the construction of and subsequent long-term contract for a drilling rig for the exclusive use on the Barnett Shale properties. The contract called for a $500,000 deposit which was to be applied to payments due at the end of the contract period. In the second quarter 2008, Dune released the drilling rig and the deposit with Itera Holdings, B.V. was forfeited due to early termination of the contract. Payments totaling $1,915,469, $7,053,700 and $1,517,744 were made during the years ended December 31, 2008, 2007 and 2006, respectively.

Derivatives

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 133 requires the accounting recognition of all derivative instruments as either assets or liabilities at fair value. Under the provisions of SFAS 133, the Company may or may not elect to designate a derivative instrument as a hedge against changes in the fair value or an asset or a liability (a fair value hedge”) or against exposure to variability in expected future cash flows (a “cash flow hedge”).

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In July 2006, the FASB issued “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109 (“FIN 48”), effective for years beginning after December 15, 2006. FIN 48 establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, FIN 48 implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns and the adoption of FIN 48 had no material impact to the Company’s consolidated financial statements. The Company files tax returns in the US and states in which it has operations and is subject to taxation. Tax years subsequent to 2005 remain open to examination by U.S. federal and state tax jurisdictions.

Loss per share

Basic earnings per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted average numbers of shares of common stock outstanding for the periods, including dilutive effects of stock options, warrants granted and convertible preferred stock. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. Since Dune has incurred losses for all periods, the impact of the common stock equivalents would be antidilutive and therefore are not included in the calculation.

Fair value of financial instruments

The Company’s financial instruments consist of cash, receivables, payables and long-term debt. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt approximates fair value due to the relationship between the interest rate on long-term debt and the Company’s incremental risk adjusted borrowing rate.

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact of recently issued accounting standards

On December 31, 2008, the Securities and Exchange Commission (SEC) issued the final rule, “Modernization of Oil and Gas Reporting” (“Final Rule”). The Final Rule adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and technological advances. Revised requirements in the Final Rule include, but are not limited to:

•	Oil and gas reserves must be reported using a 12-month average of the closing prices on the first day of each of such months, rather than a single day year-end price:

•	Companies will be allowed to report, on a voluntary basis, probable and possible reserves, previously prohibited by SEC rules; and

•	Easing the standard for the inclusion of proved undeveloped reserves (PUDs) and requiring disclosure of information indicating any progress toward the development of PUDs.

We are currently evaluating the potential impact of adopting the Final Rule. The SEC is discussing the Final Rule with the FASB and IASB staffs to align accounting standards with the Final Rule. These discussions may delay the required compliance date. Absent any change in such date, we will begin complying with the disclosure requirements in our annual report on Form 10-K for the year ended December 31, 2009. Voluntary early compliance is not permitted.

In June 2008, the FASB ratified the consensus reached by the EITF on Issue 07-5, “Determining Whether and Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (Issue 07-5). Under Issue 07-5, an instrument (or embedded feature) would not be considered indexed to an entity’s own stock if its settlement amount is affected by variables other than those used to determine the fair value of a “plain vanilla” option or forward contract on equity shares, or if the instrument contains a feature (such as a leverage factor) that increases exposure to those variables. An equity-linked financial instrument (or embedded feature) would not be considered indexed to the entity’s own stock if the strike price is denominated in a currency other than the issuer’s functional currency. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company is currently evaluating the impact that EITF 07-5 will have on its consolidated financial position or result of operations.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”). The objective of EITF No. 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financials statements issued for fiscal years ending after December 15, 2008. The adoption did not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is effective beginning January 1, 2009 and required entities to provide expanded disclosures about derivative instruments and hedging activities including (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

could have) on an entity’s financial position, financial performance, and cash flows. SFAS 161 requires expanded disclosures and does not change the accounting for derivatives. Dune is currently evaluating the impact of SFAS 161, but we do not expect the adoption of this standard to have a material impact on our financial results.

NOTE 2—DEBT FINANCING

Wells Fargo Foothill Credit Agreement

On May 15, 2007, Dune entered into a credit agreement among it, each of Dune’s subsidiaries named therein as borrowers, each of Dune’s subsidiaries named therein as guarantors, certain lenders and Wells Fargo Foothill, Inc. (“Wells Fargo”), as arranger and administrative agent (the “WF Agreement”). Subject to the satisfaction of a Borrowing Base formula (based on the proved producing and non-producing reserves of Dune and its operating subsidiaries), numerous conditions precedent and covenants, the WF Agreement provides for a revolving credit commitment of up to $20 million, which may be extended up to $40 million upon request by Dune so long as no Default or Event of Default exists or would exist at time of such request (the “Revolver Commitment”), with a sub-limit of $20 million for issuance of letters of credit. Effective February 29, 2008, Dune requested and received the extension up to $40 million under the Revolver Commitment. Unless earlier payment is required under the WF Agreement, advances under the Revolver Commitment must be paid on or before May 15, 2010. Under the WF Agreement, interest on advances accrues at either Wells Fargo’s Base Rate or the LIBOR rate, at Dune’s option, plus an applicable margin ranging from 0.25% to 2.0% based upon the ratio of outstanding advances and letters of credit usage under the WF Agreement to the Borrowing Base or Revolver Commitment, whichever is less. With respect to letters of credit issued under the WF agreement, fees accrue at a rate equal to the applicable margin for any LIBOR rate advances multiplied by the daily balance of the undrawn amount of all outstanding letters of credit. As of December 31, 2008, standby letters of credit were issued amounting to $8.8 million. There were no loans outstanding under the Revolver Commitment as of December 31, 2008.

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

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The debt discount is being amortized over the life of the notes using the effective interest method. Amortization expense associated with the debt discount amounted to $2,362,711 and $1,805,084 and is included in interest expense in the Consolidated Statements of Operations for the years ended December 31, 2008 and 2007, respectively.

NOTE 3—REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

feature should be amortized from the date of issuance to the earliest conversion date. Additionally, all unamortized discount remaining at the date of conversion is recognized as a dividend. Therefore, on May 1, 2008, the Company recorded a dividend of $68,414,051 related to the beneficial conversion feature.

The conversion price of the Preferred Stock is subject to adjustment pursuant to customary anti-dilution provisions and may also be adjusted upon the occurrence of a fundamental change as defined in the Certificate of Designations. In the event a holder of Dune’s Preferred Stock elects to convert such shares prior to June 1, 2010, then such holder shall be entitled to a make whole premium consisting of the present value of all dividends on the Preferred Stock as if paid in cash from the date of conversion through June 10, 2010, computed using a discount rate equal to the reinvestment yield (as defined in the Certificate of Designations). Dune may elect to pay this amount in cash or shares of its common stock. Should the Company elect to make such payment in shares of its common stock, then such share will be valued at a 10% discount to the volume weighted average price of the Company’s common stock for the 10 trading days preceding any such conversion. The equity ownership of holders of Dune’s common stock could be significantly diluted. The Preferred Stock is redeemable at the option of the holder on December 1, 2012 and subject to the terms of any of the Company’s indebtedness or upon a change of control. In the event Dune fails to redeem shares of Preferred Stock “put” to Dune by a holder, then the conversion price shall be lowered and the dividend rate increased. After December 1, 2012, Dune may redeem shares of Preferred Stock. The Company analyzed the adjustment of the conversion right and the make whole premium for derivative accounting under SFAS 133 and EITF No. 00-19 and determined that it was not applicable to either provision.

The Preferred Stock discount is being amortized over five years using the effective interest method and is charged to paid-in capital as the Company has a deficit balance in retained earnings. Charges to paid-in capital for the years ended December 31, 2008 and 2007 amounted to $1,763,246 and $1,379,016, respectively.

During the twelve months ended December 31, 2008, holders of 16,441 shares of the Preferred Stock converted their shares into 13,257,077 shares of common stock. This amount includes 4,136,307 shares to satisfy the underlying make whole provision associated with the converted Preferred Stock. Shares issued to satisfy the make whole provision were deemed a Preferred Stock dividend and increased the Preferred Stock dividend by $4,544,203.

During the twelve months ended December 31, 2008 and 2007, Dune paid dividends on the Preferred Stock in the amount of $25,328,000 and $11,918,000, respectively. In lieu of cash, the Company elected to issue 25,328 and 11,918 additional shares of Preferred Stock, respectively.

NOTE 4—ACQUISITION

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

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

$330,302,414

The following unaudited pro forma information assumes the acquisition of Goldking Energy Corporation occurred as of the beginning of each year. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

	As Reported	Pro-Forma
Year ended December 31, 2007
Revenues	$71,199,940	$99,476,795
Net loss available to common shareholders	(42,217,936)	(55,527,536)
Net loss per share	$(0.58)	$(0.73)

Year ended December 31, 2006
Revenues	$3,360,066	$88,718,563
Net loss available to common shareholders	(45,555,368)	(81,429,495)
Net loss per share	$(0.78)	$(1.19)

NOTE 5—HEDGING AND OTHER COMPREHENSIVE LOSS

Hedging Arrangements

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

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of the Swap Agreement, Wells Fargo assumed the rights, liabilities, duties and obligations of substantially all Goldking’s counterparties under prior crude oil and natural gas hedging arrangements between Goldking and various other banking institutions. These hedging arrangements are summarized as follows:

DUNE ENERGY, INC.

Current Hedge Positions as of December 31, 2008

Crude Oil

Instrument	Beg. Date	Ending Date	Floor	Ceiling	Fixed	Total Bbls 2009	Bbl/d	Total Volumes
Collar	Jan-09	Dec-09	$55.00	$60.95		264,000	723	264,000
Swap/Cap	Jan-07	Dec-09		$72.50	$60.00	10,080	28	10,080

						274,080	751	274,080

Days						365
Hedged Daily Production						751

Natural Gas

Instrument	Beg. Date	Ending Date	Floor	Ceiling	Fixed	Total Mmbtu 2009	Mmbtu/d	Total Volumes
Collar	Jan-09	Dec-09	$7.25	$8.77		1,680,000	4,603	1,680,000
3-Way Collar	Jan-07	Dec-09	$6.62			492,000	1,348	492,000
				$13.35	$6.62	369,000	1,011	369,000

						2,541,000	6,962	2,541,000

Days						365
Hedged Daily Production						6,962

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

Effective January 1, 2008, the Company discontinued, prospectively, the designation of its derivatives as cash flow hedges. The net derivative loss related to discontinued cash flow hedges, as of December 31, 2007, will continue to be reported in accumulated other comprehensive loss until such time that they are charged to income or loss as the volumes underlying the cash flow hedges are realized. Beginning January 1, 2008, the gain or losses on derivatives are being recognized in earnings. For the twelve months ended December 31, 2008, Dune recorded a gain on the derivatives of $4,071,507, composed of an unrealized gain on changes in mark-to-market valuations of $13,358,724 and a realized loss on cash settlements of ($9,287,217). For the years ended December 31, 2007 and 2006, Dune recorded a loss of ($1,896,644) and ($33,733), respectively. At December 31, 2008, there was an unrealized net loss on the prior year open hedge contracts of ($3,709,177).

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net loss available to common shareholders	(239,954)	(42,218)	(45,555)
Other comprehensive income (loss), net of tax, for unrealized gains
Unrealized holding gains (losses) arising during period	—	(2,878)	—
Reclassification adjustments on settlement contracts	—	(883)	—
Amortization of OCI	52	—	—
Realized gain (loss) on marketable securities	70	(70)	—

	122	(3,831)	—

Total comprehensive income (loss)	(239,832)	(46,049)	(45,555)

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

The Company is not aware of any other environmental claims existing as of December 31, 2008 which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

The Company has a long-term operating lease agreement for its corporate offices that expires September 30, 2011. Under the terms of the lease agreement, the Company received a buildout allowance that is being amortized to expense over the term of the lease. In October 2007, the Company amended it lease agreement to expand the leased office space. The lease term for the additional space also expires in September, 2011. Rent expense for the years ended December 31, 2008, 2007 and 2006 was $0.9 million, $0.5 million, and $0.1 Million, respectively.

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minimum rentals for each of the five years subsequent to December 31, 2008 are as follows (in thousands):

Amount
2009	$778
2010	817
2011	612
2012	—
2013	—

$2,207

NOTE 7—RESTRICTED STOCK, STOCK OPTIONS AND WARRANTS

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors and consultants. Total stock-based compensation expense including options, warrants and restricted stock was $5,282,671, $8,071,142, and $1,324,714 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The 2007 Stock Incentive Plan, which was approved by Dune’s stockholders, reserves a total of 7,000,000 shares of common stock for issuance to employees and non-employee directors. The Plan is administered by Dune’s Compensation Committee. On December 17, 2007, pursuant to its 2007 Stock Incentive Plan, the Company issued a total of 1,242,946 shares of its common stock to its employees and non-employee directors. These shares vest ratably over a three year period with the initial vesting occurring December 17, 2008. During the year ended December 31, 2008, 267,350 outstanding shares failed to vest and were cancelled.

During the year ended December 31, 2008, option holders exercised 85,000 options on a cashless basis for 59,465 shares of common stock. This transaction resulted in an increase in common stock of $59 and a reduction in paid-in capital of $59. Dune received no cash consideration in this transaction. Additionally, options to purchase 85,000 shares of common stock expired during the year ended December 31, 2008.

On March 14, 2008, the Company issued 527,058 shares of common stock related to 3 senior employees of the Company in connection with their 2007 annual bonus. Half of such bonus was paid in cash and the other half was paid in shares of restricted common stock equal to 125% of the cash portion and which vests on the one year anniversary of the grant date.

At the end of each quarter of 2008, the Company issued shares of common stock in lieu of cash for fees earned by 3 non-employee directors of the Company. These individuals made a one-time annual election at the beginning of the 2008 fiscal year to receive restricted common stock in lieu of cash for services rendered. The restricted common stock was equal to 125% of the fees to be paid and will vest on the one year anniversary of the grant date. Total issuances during the year ended December 31, 2008 amounted to 365,323 shares.

On August 1, 2008, pursuant to its 2007 Stock Incentive Plan, the Company issued a total of 3,113,500 shares of its common stock to its employees and non-employee directors. These shares vest ratably over a three year period with the initial vesting occurring August 1, 2009. During the year ended December 31, 2008, 184,200 shares were cancelled due to termination of certain employees.

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option transactions follows:

	Options	Weighted Average Price
Outstanding as of December 31, 2005	2,278,333	$1.93
Granted during 2006	160,000	2.03
Cancelled or expired	—	—
Exercised	(208,333)	(0.71)

Outstanding as of December 31, 2006	2,230,000	1.95
Granted during 2007	1,000,000	1.54
Cancelled or expired	(175,000)	(2.47)
Exercised	(105,000)	(1.24)

Outstanding as of December 31, 2007	2,950,000	1.73
Granted during 2008	—	—
Cancelled or expired	(85,000)	(1.06)
Exercised	(85,000)	(0.54)

Outstanding as of December 31, 2008	2,780,000	$2.10

Options outstanding and exercisable at December 31, 2008 are as follows:

Exercise Price	Number of Shares	Remaining Life	Intrinsic Value (In-the-money) Options
0.85	25,000	1.0 years	$—
1.25	250,000	1.2 years	—
1.50	50,000	2.7 years	—
1.87	500,000	3.3 years	—
1.94	500,000	3.1 years	—
2.35	300,000	1.8 years	—
2.44	1,125,000	1.4 years	—
2.54	30,000	1.7 years	—

	2,780,000		$—

A summary of stock warrant transactions follows:

	Warrants	Weighted Average Price
Outstanding as of December 31, 2005	324,324	$1.57
Granted during 2006	1,400,000	2.44
Cancelled or expired	—	—
Exercised	—	—

Outstanding as of December 31, 2006	1,724,324	2.28
Granted during 2007	58,172	1.23
Cancelled or expired	—	—
Exercised	—	—

Outstanding as of December 31, 2007	1,782,496	2.24
Granted during 2008	—	—
Cancelled or expired	—	—
Exercised	—	—

Outstanding as of December 31, 2008	1,782,496	$2.24

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants outstanding and their relative exercise price at December 31, 2008 are as follows:

Exercise Price	Number of Shares	Remaining Life	Intrinsic Value (In-the-money) Warrants
1.35	558,172	6.8 years	$—
1.85	324,324	1.8 years	—
2.65	900,000	2.1 years	—

	1,782,496		$—

NOTE 8—INCOME TAXES

Dune operates through its various subsidiaries in the United States (“U.S.”); accordingly, income taxes have been provided based upon the tax laws and rates of the U.S. as they apply to Dune’s current ownership structure.

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

Dune adopted FIN 48, effective January 1, 2007. Dune recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing tax benefits. There are no unrecognized tax benefits that if recognized would affect the tax rate. There was no interest or penalties recognized as of the date of adoption or for the twelve months ended December 31, 2008. The Company files tax returns in the U.S. and states in which it has operations and is subject to taxation. Tax years subsequent to 2005 remain open to examination by taxing authorities.

Dune’s effective tax rate for continuing operations for the year ended December 31, 2008 and 2007 was approximately 15.9% and 35%, respectively. The decrease in the tax rate is due primarily to the impairment of assets and the establishment of a valuation allowance, as further described below.

Prior to 2007, the Company’s taxes were subject to a full valuation allowance. During 2007 the Company acquired the stock of Goldking and was required to step up the book basis of its oil and gas properties while using historical carryover cost for tax purposes (See Note 4). As a result, the Company has significant deferred tax liabilities in excess of its deferred tax assets. At that time, Management determined that a valuation allowance was not necessary as the realization of its deferred tax assets was more likely than not.

During the three months ended December 31, 2008, we incurred a significant impairment loss of our oil and gas properties due to the steep decline in global energy prices over that same time period. As a result, we are in a position of cumulative reporting losses for the current and preceding reporting periods. The volatility of energy prices and uncertainty of when energy prices may rebound is not readily determinable by our management. At this date, this general fact pattern does not allow us to project sufficient sources of future taxable income to offset our tax loss carryforwards and net deferred tax assets in the U.S. Under these current circumstances, it is management’s opinion that the realization of these tax attributes does not reach the “more likely than not criteria” under FAS 109. As a result, we have established a valuation allowance of $20,808,320 at December 31, 2008 against our U.S. net deferred tax assets relating to continuing operations, $5,211,864 relating to discontinued operations, and $1,298,212 relating to Other Comprehensive Income.

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision differs from the amount of income tax determined by applying the Federal Income Tax Rate to pre-tax income from continuing operations for the years ended December 31, 2008, 2007 and 2006 due to the following:

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Computed “expected” tax expense (benefit)	$(45,232)	$(15,293)	$(18,773)
Non-deductible expenses	6	6	—
State taxes, net of benefit	(37)	—	—
Accrual adjustment	4,162	—	—
Other	(213)	(6)	—
Valuation allowance	20,808	—	18,773

Income Tax expense (benefit)	$(20,506)	$(15,293)	$—

Deferred tax assets at December 31, 2008 and 2007 are comprised primarily of net operating loss carryforwards and book impairment from write downs of assets. Deferred tax liabilities consist primarily of the difference between book and tax basis depreciation, depletion and amortization (DD&A). Book basis in excess of tax basis for oil and gas properties and equipment primarily results from differing methodologies for recording property costs and depreciation, depletion and amortization under United States generally accepted accounting principles and income tax reporting. Additionally, upon the acquisition of the stock of Goldking, deferred tax liabilities have resulted for the difference in fair market value of the oil and gas properties relative to their historical tax basis.

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of deferred tax assets and liabilities:

	Year ended December 31,
	2008	2007
	(in thousands)
Current deferred tax assets:
State taxes	$95	$95
Unrealized gains/losses	257	1,501
Accrued Compensation	601	—
Loss on sale of Discontinued Operations	14,095	—
Derivative instruments	1,298	674

Total current deferred tax assets	16,346	2,270

Noncurrent deferred tax assets:
Derivative instruments	—	1,351
Oil and gas property and equipment (Book DD&A)	40,127	20,285
Asset retirement obligation	1,793	2,341
Book impairment of assets	60,130	16,137
Share based compensation	4,505	2,699
Loss carry forwards	89,567	78,227
Other oil and gas property related	1,961	1,637
Other	171	171

Total noncurrent deferred tax assets	198,254	122,848

Total deferred tax assets	214,600	125,118

Current deferred tax liability	—	—
Noncurrent deferred tax liabilities:
Property and equipment (Tax DD&A)	36,740	25,914
Deferred tax on acquisition	72,309	72,309
Deferred state tax obligation	67	—
Unrealized Gains/Losses	3,534	—
Oil and gas exploration and development operations	66,258	54,627
Loss on Discontinued Operations	6,149	—
Asset retirement obligation	2,032	2,032
Other	193	165

Total noncurrent deferred tax liabilities	187,282	155,047

Total deferred tax liabilities	187,282	155,047
Net deferred tax assets (liabilities)	27,318	(29,929)
Valuation allowance	(27,318)	—

Net deferred income tax asset (liability)	$—	$(29,929)

At December 31, 2008, the Company has U.S. tax loss carryforwards of approximately $255.9 million which will expire in various amounts beginning in 2020 and ending in 2029.

We have determined that as a result of the acquisition of all the outstanding stock of Goldking, a change of control pursuant to limitations set forth in Section 382 of the IRS rules and regulations occurred at the Goldking level. As a result, we will be limited to utilizing approximately $13.5 million of Goldking’s U.S. net operating

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

losses (NOL’s”) to offset taxable income generated by us during the tax year ended December 31, 2008, and expect similar dollar limits in future years until our U.S. NOL’s are either completely used or expire.

NOTE 9—ASSET RETIREMENT OBLIGATION

Changes in the Company’s asset retirement obligations were as follows:

	Year Ended December 31,
	2008	2007	2006
Asset retirement obligations, beginning of period	$8,765,802	$377,249	$78,682
Fair value of liabilities assumed in acquisitions	—	4,764,294	—
Liabilities related to property sales	(212,076)	—	—
Revisions in estimated liabilities	7,402,701	2,736,915	273,719
Abandonment costs	(1,208,920)	—	—
Accretion expense	911,012	887,344	24,848

Asset retirement obligations, end of period	$15,658,519	$8,765,802	$377,249

The Company maintains an escrow agreement that has been established for the purpose of assuring maintenance and administration of a performance bond which secures certain plugging and abandonment obligations assumed by the Company in the acquisition of oil and gas properties from EnerVest. At December 31, 2008 and 2007, the amount of the escrow account totaled $2,250,868 and $2,220,574, respectively and shown as other assets.

NOTE 10—DISCONTINUED OPERATIONS

In June, 2008 Dune signed a Purchase and Sale Agreement to sell its Barnett Shale Properties located in Denton and Wise Counties, Texas for $41.5 million, subject to adjustments. The disposition of the Barnett Shale Properties allowed the Company to focus on substantially higher rates of return generated by its Gulf Coast fields, the majority of which were acquired last year. The effective date of the sale was May 1, 2008 with two closings occurring on August 29, 2008 and September 4, 2008. One final set of properties closed on December 19, 2008.

In conjunction with the sale of these assets, the Company recognized a loss of $43,895,525 in 2008 to write down the related carrying amounts to their fair value plus the cost to sell.

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to accounting rules for discontinuing operations, Dune has classified 2008 and prior reporting periods to present the activity related to the Barnett Shale Properties as a discontinued operation. Discontinued operations for the twelve months ended December 31, 2008, 2007, and 2006 are summarized as follows:

	For the Year Ended December 31,
	2008	2007	2006
Revenues	$12,232,592	$12,082,104	$4,219,968

Costs and expenses:
Lease operating expense and production taxes	4,928,040	3,813,014	1,242,554
Depletion, depreciation and amortization	5,224,532	6,392,124	2,368,459
Impairment on asset	43,895,525	—	24,499,632

Total operating expense	54,048,097	10,205,138	28,110,645

Income (loss) from discontinued operations before income taxes	(41,815,505)	1,876,966	(23,890,677)
Provision for income taxes	9,423,563	(656,938)	—

Income (loss) on discontinued operations	$(32,391,942)	$1,220,028	$(23,890,677)

Production:
Oil (bbl)	5,820	12,401	10,097
Gas (mcf)	1,380,527	1,808,023	676,623
Total (mcfe)	1,415,447	1,882,429	737,205

NOTE 11—FAIR VALUE MEASUREMENTS

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

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of our investments and financial instruments by SFAS No. 157 pricing levels as of December 31, 2008:

	Fair Value Measurements at December 31, 2008 Using
	Level 1	Level 2	Level 3	Total
Oil and gas derivative assets	$—	$4,015,219	$—	$4,015,219
Oil and gas derivative liabilities	—	—	—	—

Total	$—	$4,015,219	$—	$4,015,219

NOTE 12—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Quarter Ended
2008	March 31	June 30	Sept 30	Dec 31
	(thousands of dollars, except per share)
Revenues	$36,691	$51,503	$36,304	$22,101
Operating income (loss) (1)	6,343	19,621	8,541	(133,290)
Net earnings (loss) available to common shareholders	(14,401)	(107,830)	7,502	(126,988)
Net earnings (loss) per share;
Basic (2)	$(0.18)	$(1.24)	$0.08	$(1.34)
Diluted (2)	(0.18)	(1.24)	0.06	(1.34)

	Quarter Ended
2007 (3)	March 31	June 30	Sept 30	Dec 31
	(as adjusted) (3)
	(thousands of dollars, except per share)
Revenues	$829	$10,979	$23,965	$35,426
Operating income (loss) (1)	(5,669)	(8,264)	(4,948)	4,606
Net earnings (loss) available to common shareholders	(8,511)	(22,231)	(13,129)	274
Net earnings (loss) per share;
Basic and diluted (2)	$(0.14)	$(0.31)	$(0.17)	$0.01

(1)	Operating income (loss) is computed as revenues less lease operating expenses and production taxes, exploration expense, G&A expense, bad debt expense, loss on impairment of investment, impairment of oil and gas properties, depletion, and accretion.
(2)	Available to common shareholders.
(3)	Amounts have been adjusted to reflect the change in accounting for oil and gas properties from full cost to successful efforts. See NOTE 1 of the Company’s audited financial statements.

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

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

The Company retained Degolyer and MacNaughton, independent third-party reserve engineers, to perform an independent evaluation of proved reserves as of December 31, 2008. Results of drilling, testing and production subsequent to the date of the estimates may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. All of the Company’s reserves are located in the United States.

Proved Reserves

The following reserve schedule was developed by the Company’s reserve engineers and sets forth the changes in estimated quantities for proved reserves of the Company during each of the periods presented:

	Year Ended December 31,
	2008		2007		2006
	Oil	Gas	Oil	Gas	Oil	Gas
PROVED RESERVES AS OF:	(MBbls)	(Mmcf)	(MBbls)	(Mmcf)	(MBbls)	(Mmcf)
Beginning of the period	9,631	117,564	440	26,764	578	26,047
Revisions of previous estimates	(873)	(5,741)	375	5,326	(191)	(11,625)
Extensions, discoveries and other additions	409	11,027	1,308	30,164	2	56
Production	(890)	(7,441)	(580)	(5,539)	(35)	(880)
Purchase of minerals in place	—	—	8,088	60,849	86	13,166
Sale of minerals in place	(78)	(31,602)	—	—	—	—

End of period	8,199	83,807	9,631	117,564	440	26,764

Oil and Gas Operations

Aggregate results of operations, in connection with the Company’s crude oil and natural gas producing activities, for each of the periods are shown below:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Revenues	$146,600	$71,200	$3,360
Production Costs (1)	(43,501)	(28,603)	(768)
Exploration expenses	(115)	(383)	(2,024)
DD&A and valuation provision	(56,692)	(29,872)	(3,431)
Accretion expense	(911)	(887)	(25)
Impairment of oil and gas properties	(125,694)	—	(6,912)

Income (loss) before income taxes	(80,313)	11,455	(9,800)
Income tax benefit (expense)	12,743	(4,009)	—

Income (loss) from oil and gas operations	$(67,570)	$7,446	$(9,800)

(1)	Production costs consist of lease operating expense, production taxes, ad valorem taxes, transportation and gathering expense, and workover expense supporting the Company’s oil and gas operations.

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Costs incurred in Oil and Gas Activities

Costs incurred in connection with the Company’s crude oil and natural gas acquisition, exploration and development activities for each of the years are shown below:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Property acquisition costs	$—	$391,438	$36,528
Unproved property	1,571	455	391
Exploration costs	115	383	2,024
Development costs (excluding Barnett Shale for 2008)	51,064	148,161	363
ARO Costs	1,209	—	—

Total consolidated operations	$53,959	$540,437	$39,306

Less Barnett Shale	—	(47,246)	(32,802)

Total consolidated operations excluding Barnett Shale	$53,959	$493,191	$6,504

Asset retirement obligation (non-cash)	$7,403	$2,737	$274

Aggregate Capitalized Costs

Aggregate capitalized costs relating to the Company’s crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion and amortization are as follows:

	Year Ended December 31,
	2008	2007
	(in thousands)
Proved oil and gas properties	$578,075	$518,037
Accumulated DD&A	(222,877)	(41,529)

Net capitalized costs	$355,198	$476,508

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2008 and 2007 in accordance with SFAS No. 69, “Disclosures About Oil and Gas Producing Activities” which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

	Year Ended December 31,
	2008	2007
	(in thousands)
Future cash inflows	$839,990	$1,753,426
Future production costs (1)	238,300	412,634
Future development costs	134,933	200,444
Future income tax expense	15,195	143,196

Future net cash flows	451,562	997,152
10% annual discount for estimated timing of cash flows	(167,926)	(360,001)

Standardized measure of discounted future net cash flows at the end of the year	$283,636	$637,151

(1)	Production costs include oil and gas operations expense, production ad valorem taxes, transportation costs and general and administrative expense supporting the Company’s oil and gas operations.

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

	December 31,
	2008	2007
Average crude oil price (per Bbl)	$40.41	$92.66
Average natural gas price (per Mcf)	$6.07	$7.32

Future production and development costs, which include dismantlement and restoration expense, are computed by estimating the expenditures to be incurred in developing and producing the Company’s proved crude oil and natural gas reserves at the end of the year, based on the year-end costs, and assuming continuation of existing economic conditions.

Future development costs include $40.9 million, $42.9 million and $2.2 million—that the Company expects to spend in 2009, 2010 and 2011, respectively, to develop proved non-producing and proved undeveloped reserves.

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

Sources of Changes in Discounted Future Net Cash Flows

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company’s proved crude oil and natural gas reserves, as required by SFAS No. 69, at year end are set forth in the table below:

	Year Ended December 31,
	2008	2007	2006
Standardized measure of discounted future net cash flows at the beginning of the year	$637,151	33,636	95,476
Extensions, discoveries and improved recovery	38,304	123,375	347
Revisions of previous quantity estimates	(31,212)	13,005	(25,147)
Net change in timing	—	—	(28,668)
Changes in estimated future development costs	(2,223)	(176,996)	5,708
Purchases of minerals in place	—	391,438	3,442
Sale of minerals in place	(65,594)	—	—
Net changes in prices and production costs	(336,765)	239,131	(38,710)
Accretion of discount	28,447	26,815	9,681
Sales of oil and gas produced, net of production costs	(109,797)	(51,918)	(5,569)
Development costs incurred during the period	43,370	148,161	—
Net Change in income taxes	81,955	(109,496)	17,076

Standardized measure of discounted future net cash flows at the end of the year	$283,636	$637,151	$33,636

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUBSEQUENT EVENT

On December 15, 2008, the Company received notice from NYSE Alternext US (“the Exchange”) indicating that the Company was not in compliance with certain conditions of the Exchange’s continued listing standards under Section 1003 of the Company guide. The notice was based on a review by the Exchange of publicly available information, including the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008. The Company submitted a plan of compliance on January 13 2009 detailing the steps anticipated in order to regain compliance with the listing standards. On February 17, 2009, the Company was granted an extension until June 15, 2010 to regain compliance with the continued listing standards of the exchange. The exchange notified the Company that they would be subject to periodic review during the extension period.

Subsequent to December 31, 2008 through February 25, 2009, holders of 5,620 shares of Preferred Stock converted their shares into approximately 8,158,779 shares of common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNE ENERGY, INC.

Date: March 5, 2009	By:	/s/ JAMES A. WATT
James A. Watt
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below on March 5, 2009.

Signature and Title

/S/ JAMES A. WATT
James A. Watt
Chief Executive Officer and Director

/S/ FRANK T. SMITH, JR.
Frank T. Smith, Jr.
Chief Financial Officer

/S/ ALAN GAINES
Alan Gaines
Chairman of the Board

/S/ RICHARD M. COHEN
Richard M. Cohen
Director and Secretary

/S/ STEVEN BARRENECHEA
Steven Barrenechea
Director

/S/ ALAN D. BELL
Alan D. Bell
Director

/S/ WILLIAM E. GREENWOOD
William E. Greenwood
Director

/S/ STEVEN M. SISSELMAN
Steven M. Sisselman