Form 10-Q
period 2009-03-31
DUNE ENERGY INC
filed 2009-05-06
CIK 1092839

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer    ☐            Accelerated Filer  ☐                 Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 112,206,088 shares of Common Stock, $.001 per share, as of April 13, 2009.

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Dune Energy, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash	$9,617,942	$15,491,532
Accounts receivable, net of reserve for doubtful accounts of $396,629 and $396,629	11,693,503	14,477,918
Prepayments and other current assets	2,980,806	6,910,422
Derivative assets	5,486,519	4,015,219

Total current assets	29,778,770	40,895,091

Oil and gas properties, using successful efforts accounting—proved	581,090,944	578,074,569
Less accumulated depreciation, depletion, amortization and impairment	(230,707,639)	(222,876,172)

Net oil and gas properties	350,383,305	355,198,397

Property and equipment, net of accumulated depreciation of $1,631,187 and $1,406,927	1,869,910	2,086,313
Deferred financing costs, net of accumulated amortization of $1,118,871 and $970,068	1,472,854	1,621,657
Other assets	6,154,522	2,250,868

TOTAL ASSETS	$389,659,361	$402,052,326

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,591,971	$21,662,965
Accrued liabilities	29,162,187	20,038,900
Current debt	1,150,692	2,013,699
Preferred stock dividend payable	2,451,000	2,446,985

Total current liabilities	42,355,850	46,162,549
Long-term debt, net of discount of $9,758,108 and $10,393,213	290,241,892	289,606,787
Other long-term liabilities	16,032,786	15,732,483

Total liabilities	348,630,528	351,501,819

Commitments and contingencies	—	—
Redeemable convertible preferred stock, net of discount of $8,707,104 and $9,179,927, liquidation preference of $1,000 per share, 750,000 shares designated, 235,815 and 236,805 shares issued and outstanding	227,107,896	227,625,073

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 1,000,000 shares authorized, 250,000 shares undesignated, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 108,027,052 and 96,129,047 shares issued and outstanding	108,027	96,129
Treasury stock, at cost (203,925 and 34,009 shares)	35,270	8,332
Additional paid-in capital	52,252,473	50,139,148
Accumulated other comprehensive loss	(2,784,959)	(3,709,177)
Accumulated deficit	(235,689,874)	(223,608,998)

Total stockholders’ deficit	(186,079,063)	(177,074,566)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$389,659,361	$402,052,326

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended March 31,
	2009	2008
Revenues	$14,298,648	$36,691,227

Operating expenses:
Lease operating expense and production taxes	7,019,723	12,027,243
Accretion of asset retirement obligation	410,874	156,820
Depletion, depreciation and amortization	8,055,727	13,199,501
General and administrative expense	5,047,580	4,964,345

Total operating expense	20,533,904	30,347,909

Operating income (loss)	(6,235,256)	6,343,318

Other income (expense):
Interest income	30,327	105,285
Interest expense	(8,678,947)	(8,651,619)
Gain (loss) on derivative liabilities	2,803,000	(11,901,979)

Total other income (expense)	(5,845,620)	(20,448,313)

Loss from continuing operations before income taxes	(12,080,876)	(14,104,995)
Income tax benefit	—	5,374,003

Loss from continuing operations	(12,080,876)	(8,730,992)

Discontinued operations:
Income from operations of Barnett Shale Properties	—	87,861
Income tax expense	—	(33,475)

Income on discontinued operations	—	54,386

Net loss	(12,080,876)	(8,676,606)
Preferred stock dividend	(8,855,060)	(5,724,030)

Net loss available to common shareholders	$(20,935,936)	$(14,400,636)

Net loss per share:
Basic and diluted from continuing operations	$(0.21)	$(0.18)
Basic and diluted from discontinued operations	—	—

Total basic and diluted	$(0.21)	$(0.18)

Weighted average shares outstanding:
Basic and diluted	101,233,960	79,610,349

Comprehensive loss:
Net loss	$(12,080,876)	$(8,676,606)
Other comprehensive income	924,218	835,776

Comprehensive loss	$(11,156,658)	$(7,840,830)

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,080,876)	$(8,676,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	—	(54,386)
Depletion, depreciation and amortization	8,055,727	13,199,501
Amortization of deferred financing costs and debt discount	783,908	717,351
Stock-based compensation	1,639,001	1,123,993
Accretion of asset retirement obligation	410,874	156,820
Loss (gain) on derivative liabilities	(361,442)	10,129,752
Deferred tax benefit	—	(5,374,003)
Changes in:
Accounts receivable	2,598,773	(2,870,490)
Prepayments and other assets	675,239	1,853,391
Payments made to settle asset retirement obligations	(129,062)	(799,742)
Accounts payable and accrued liabilities	(2,929,215)	(6,709,128)

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	(1,337,073)	2,696,453
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	2,105,315

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,337,073)	4,801,768

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved and unproved properties	(3,016,375)	(15,157,758)
Purchase of furniture and fixtures	(7,858)	(329,206)
Increase in other assets	(649,277)	(12,168)

NET CASH USED IN INVESTING ACTIVITIES—CONTINUING OPERATIONS	(3,673,510)	(15,499,132)
NET CASH USED IN INVESTING ACTIVITIES—DISCONTINUED OPERATIONS	—	(6,777,948)

NET CASH USED IN INVESTING ACTIVITIES	(3,673,510)	(22,277,080)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	16,000,000
Payments on short-term debt	(863,007)	(705,524)

NET CASH PROVIDED BY FINANCING ACTIVITIES	(863,007)	15,294,476

NET CHANGE IN CASH BALANCE	(5,873,590)	(2,180,836)
Cash balance at beginning of period	15,491,532	16,771,726

Cash balance at end of period	$9,617,942	$14,590,890

SUPPLEMENTAL DISCLOSURES
Interest paid	$20,039	$19,781
Income taxes paid	—	—
NON-CASH DISCLOSURES
Redeemable convertible preferred stock dividends	$7,041,017	$5,724,030
Accretion of discount on preferred stock	472,823	422,317
Common stock issued for conversion of preferred stock	8,027,000	1,000,000

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

On May 15, 2007, Dune completed the purchase of all of the issued and outstanding shares of common stock of Goldking Energy Corporation pursuant to a Stock Purchase and Sale Agreement dated effective April 13, 2007 with Goldking Energy Holdings, L.P. The accompanying consolidated financial statements include all activity for Goldking Energy Corporation from May 15, 2007 (date of acquisition).

Dune prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, Dune has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first three months of 2009. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our 2008 Form 10-K. The income statement for the three months ended March 31, 2009 cannot necessarily be used to project results for the full year. Dune has made certain reclassifications to prior year financial statements in order to conform to current year presentations.

Discontinued operations

During the second quarter of 2008, the Company signed a Purchase and Sale Agreement to sell its Barnett Shale Properties located in Denton and Wise Counties, Texas. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the results of operations of this divestiture have been reflected as discontinued operations. See Note 7 for additional information regarding discontinued operations.

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

Loss per share

Basic earnings per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted average numbers of shares of common stock outstanding for the periods, including dilutive effects of stock options, warrants granted and convertible preferred stock. Dilutive options and warrants that are issued during a period or that will expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. Since Dune has incurred losses for all periods, the impact of the common stock equivalents would be antidilutive and therefore are not included in the calculation.

Impact of recently issued accounting standards

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Bulletin (APB) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for publicly traded companies for both interim and annual periods. Historically, these disclosures were only required annually. The interim disclosures are intended to provide financial statement users with more timely and transparent information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value. FSP No. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. Comparative disclosures are only required for periods ending after the initial adoption. Dune does not expect FSP No. FAS 107-1 to have a material impact on its financial position, results of operations or cash flows.

NOTE 2 — DEBT FINANCING

Wells Fargo Foothill Credit Agreement

On May 15, 2007, Dune entered into a credit agreement among it, each of Dune’s subsidiaries named therein as borrowers, each of Dune’s subsidiaries named therein as guarantors, certain lenders and Wells Fargo Foothill, Inc. (“Wells Fargo”), as arranger and administrative agent (the “WF Agreement”). Subject to the satisfaction of a Borrowing Base formula (based on the proved producing and non-producing reserves of Dune and its operating subsidiaries), numerous conditions precedent and covenants, the WF Agreement provides for a revolving credit commitment of up to $20 million, which may be extended up to $40 million upon request by Dune so long as no Default or Event of Default exists or would exist at time of such request (the “Revolver Commitment”), with a sub-limit of $20 million for issuance of letters of credit. Effective February 29, 2008, Dune requested and received the extension up to $40 million under the Revolver Commitment. The borrowing base was reset to $34,949,080 as of February 4, 2009. Unless earlier payment is required under the WF Agreement, advances under the Revolver Commitment must be paid on or before May 15, 2010. Under the WF Agreement, interest on advances accrues at either Wells Fargo’s Base Rate or the LIBOR rate, at Dune’s option, plus an applicable margin ranging from 0.25% to 2.0% based upon the ratio of outstanding advances and letters of credit usage under the WF Agreement to the Borrowing Base or Revolver Commitment, whichever is less. With respect to letters of credit issued under the WF agreement, fees accrue at a rate equal to the applicable margin for any LIBOR rate advances multiplied by the daily balance of the undrawn amount of all outstanding letters of credit. As of March 31, 2009, standby letters of credit were issued amounting to $8.8 million. There were no loans outstanding under the Revolver Commitment as of March 31, 2009.

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

The debt discount is being amortized over the life of the notes using the effective interest method. Amortization expense associated with the debt discount amounted to $635,105 and $565,045 and is included in interest expense in the Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2009 and 2008, respectively.

NOTE 3 — REDEEMABLE CONVERTIBLE PREFERRED STOCK

During the quarter ended June 30, 2007, Dune sold to Jefferies & Company, Inc. pursuant to the Purchase Agreement dated May 1, 2007, 216,000 shares of its Senior Redeemable Convertible Preferred Stock (“Preferred Stock”) for gross proceeds of $216 million less a discount of $12.3 million yielding net proceeds of $203.7 million. As provided in the Certificate of Designations, the Preferred Stock has a liquidation preference of $1,000 per share and originally paid a dividend at a rate of 10% per annum, payable quarterly, at the option of Dune, in additional shares of Preferred Stock, shares of common stock (subject to the satisfaction of certain conditions) or cash. The Preferred Stock was initially convertible into shares of our common stock, based on an initial conversion price of $3.00 per share of the common stock. However, the Certificate of Designations provided a one-time adjustment to the conversion price in the event that the volume weighted average price of the Company’s common stock for the 30 trading days up to and including April 30, 2008 was less than $2.50 per share. The Certificate of Designations also provided that, if the volume weighted average price of the Company’s common stock plus 10% over this 30 day trading period was less than $1.75, then the dividend payable on the Preferred Stock would increase. Because the volume weighted average price of the Company’s common stock was below these thresholds over this 30 day period, effective May 1, 2008, the conversion price of the Preferred Stock was lowered to $1.75 and the dividend rate increased to 12% per annum.

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

The conversion price of the Preferred Stock is subject to adjustment pursuant to customary anti-dilution provisions and may also be adjusted upon the occurrence of a fundamental change as defined in the Certificate of Designations. In the event a holder of Dune’s Preferred Stock elects to convert such shares prior to June 1, 2010, then such holder shall be entitled to a make whole premium consisting of the present value of all dividends on the Preferred Stock as if paid in cash from the date of conversion through June 10, 2010, computed using a discount rate equal to the reinvestment yield (as defined in the Certificate of Designations). Dune may elect to pay this amount in cash or shares of its common stock. Should the Company elect to make such payment in shares of its common stock, then such share will be valued at a 10% discount to the volume weighted average price of the Company’s common stock for the 10 trading days preceding any such conversion. The equity ownership of holders of Dune’s common stock could be significantly diluted. The Preferred Stock is redeemable at the option of the holder on December 1, 2012 and subject to the terms of any of the Company’s indebtedness or upon a change of control. In the event Dune fails to redeem shares of Preferred Stock "put" to Dune by a holder, then the conversion price shall be lowered and the dividend rate increased. After December 1, 2012, Dune may redeem shares of Preferred Stock. The Company analyzed the adjustment of the conversion right and the make whole premium for derivative accounting under SFAS 133 and EITF No. 00-19 and determined that it was not applicable to either provision.

The Preferred Stock discount is deemed a Preferred Stock dividend and is being amortized over five years using the effective interest method and is charged to paid-in capital as the Company has a deficit balance in retained earnings. Charges to paid-in capital for the three months ended March 31, 2009 and 2008 amounted to $472,823 and $422,317, respectively.

During the three months ended March 31, 2009, holders of 8,027 shares of the Preferred Stock converted their shares into 11,624,662 shares of common stock. This amount includes 7,037,803 shares that the Company elected to issue to pay make whole premiums. Shares issued to satisfy the make whole premiums were deemed a Preferred Stock dividend for accounting purposes and increased the Preferred Stock dividend by $1,341,220.

During the three months ended March 31, 2009 and 2008, Dune paid dividends on the Preferred Stock in the amount of $7,037,000 and $5,685,000, respectively. In lieu of cash, the Company elected to issue 7,037 and 5,685 additional shares of Preferred Stock, respectively.

NOTE 4 — HEDGING ACTIVITIES

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

As part of the Swap Agreement, Wells Fargo assumed the rights, liabilities, duties and obligations of substantially all Goldking’s counterparties under prior crude oil and natural gas hedging arrangements between Goldking and various other banking institutions. These hedging arrangements are summarized as follows:

DUNE ENERGY, INC.

Current Hedge Positions as of March 31,2009

Crude Oil

Instrument	Beg. Date	Ending Date	Floor	Ceiling	Fixed	Total Bbls 2009	Bbl/d	Total Volumes
Collar	Jan-09	Dec-09	$55.00	$60.95		198,000	720	198,000
Puts	Mar-09	Aug-09	$42.88			28,000	102	28,000
Swap/Cap	Jan-07	Dec-09		$72.50	$60.00	5,880	21	5,880

						231,880	843	231,880

			Days			275
			Hedged Daily Production			843

Natural Gas

Instrument	Beg. Date	Ending Date	Floor	Ceiling	Fixed	Total Mmbtu 2009	Mmbtu/d	Total
Collar	Jan-09	Dec-09	$7.25	$8.77		1,260,000	4,582	1,260,000
3-Way Collar	Jan-07	Dec-09	$6.62			328,000	1,193	328,000
				$13.35	$6.62	246,000	895	246,000

						1,834,000	6,670	1,834,000

			Days			275
			Hedged Daily Production			6,670

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

Effective January 1, 2008, the Company discontinued, prospectively, the designation of its derivatives as cash flow hedges. The net derivative loss related to discontinued cash flow hedges, as of December 31, 2007, will continue to be reported in accumulated other comprehensive loss until such time that they are charged to income or loss as the volumes underlying the cash flow hedges are realized. Beginning January 1, 2008, the gain or losses on derivatives are being recognized in earnings. For the three months ended March 31, 2009 and 2008, Dune recorded a gain (loss) on the derivatives of $2,803,000 and ($11,901,979), composed of an unrealized gain (loss) on changes in mark-to-market valuations of $361,442 and ($10,129,752) and a realized gain (loss) on cash settlements of $2,441,558 and ($1,772,227). At March 31, 2009 and 2008, there was an unrealized net loss on the prior year open hedge contracts of ($2,784,959) and ($2,995,452), respectively.

NOTE 5 — RESTRICTED STOCK, STOCK OPTIONS AND WARRANTS

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors and consultants. Total stock-based compensation expense including options, warrants and restricted stock was $1,639,001 and $1,123,993 for the three months ended March 31, 2009, and 2008, respectively.

The 2007 Stock Incentive Plan, which was approved by Dune’s stockholders, reserves a total of 7,000,000 shares of common stock for issuance to employees and non-employee directors. The Plan is administered by Dune’s Compensation Committee. On December 17, 2007, pursuant to its 2007 Stock Incentive Plan, the Company issued a total of 1,242,946 shares of its common stock to its employees and non-employee directors. These shares vest ratably over a three year period with the initial vesting occurring December 17, 2008. Through March 31, 2009, 274,013 shares were cancelled due to termination of certain employees.

On March 14, 2008, the Company issued 527,058 shares of common stock related to 3 senior employees of the Company in connection with their 2007 annual bonus. Half of such bonus was paid in cash and the other half was paid in shares of restricted common stock equal to 125% of the cash portion and which vests on the one year anniversary of the grant date.

On August 1, 2008, pursuant to its 2007 Stock Incentive Plan, the Company issued a total of 3,113,500 shares of its common stock to its employees and non-employee directors. These shares vest ratably over a three year period with the initial vesting occurring August 1, 2009. Through March 31, 2009, 217,900 shares were cancelled due to termination of certain employees.

On March 31, 2009, the Company issued 319,710 shares of common stock in lieu of cash for fees earned by 3 non-employee directors of the Company. These individuals made a one-time annual election to receive restricted common stock in lieu of cash for services rendered. The restricted common stock was equal to 125% of the fees to be paid and will vest on the one year anniversary of the grant date.

NOTE 6 — INCOME TAXES

For the year ended December 31, 2008, the Company incurred a significant impairment loss of our oil and gas properties due to the steep decline in global energy prices over that same time period. As a result, Dune is in a position of cumulative reporting losses for the current and preceding reporting periods. The volatility of energy prices and uncertainty of when energy prices may rebound is not readily determinable by our management. At this date, this general fact pattern does not allow us to project sufficient sources of future taxable income to offset our tax loss carryforwards and net deferred tax assets in the U.S. Under these current circumstances, it is management’s opinion that the realization of these tax attributes does not reach the “more likely than not criteria” under FAS 109. As a result, the Company’s taxes through March 31, 2009 are subject to a full valuation allowance.

NOTE 7 — DISCONTINUED OPERATIONS

In June, 2008, Dune signed a Purchase and Sale Agreement to sell its Barnett Shale Properties located in Denton and Wise Counties, Texas for $41.5 million, subject to adjustments. The disposition of the Barnett Shale Properties allowed the Company to focus on substantially higher rates of return generated by its Gulf Coast fields, the majority of which were acquired in 2007. The effective date of the sale was May 1, 2008 with two closings occurring on August 29, 2008 and September 4, 2008. One final set of properties closed on December 19, 2008.

In conjunction with the sale of these assets, the Company recognized a loss of $43,895,525 in 2008 to write down the related carrying amounts to their fair value plus the cost to sell.

Pursuant to accounting rules for discontinuing operations, Dune has classified 2008 and prior reporting periods to present the activity related to the Barnett Shale Properties as a discontinued operation. Discontinued operations for the three months ended March 31, 2009 and 2008 are summarized as follows:

	Three months ended
	March 31, 2009	March 31, 2008
Revenues	$ —	$4,148,631
Costs and expenses:
Lease operating expense	—	1,270,938
Production costs	—	772,378
Depletion, depreciation and amortization	—	2,017,454

Total operating expense	—	4,060,770

Income (loss) from discontinued operations before income taxes	—	87,861
Provision for income taxes	—	(33,475)

Income (loss) on discontinued operations	$ —	$54,386

Production:
Oil (bbl)	—	1,604
Gas (mcf)	—	554,346
Total (mcfe)	—	563,970

NOTE 8 — FAIR VALUE MEASUREMENTS

Dune adopted, without any impact on its consolidated financial statements, SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis.

In February 2008, the FASB issued FSP No. FAS 157-2, “effective Date of FASB Statement No. 157,” which granted a one year deferral (to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years) for certain non-financial assets and liabilities measured on a nonrecurring basis to comply with SFAS No. 157. Effective January 1, 2009, Dune applied the provisions of FAS No. 157 covered under FSP No. 157-2 which did not have a material impact on its financial statements.

The following table summarizes the valuation of our investments and financial instruments by SFAS No. 157 pricing levels as of March 31, 2009:

	Fair Value Measurements at March 31, 2009 Using
	Level 1	Level 2	Level 3	Total
Oil and gas derivative assets	$—	$5,486,519	$—	$5,486,519
Oil and gas derivative liabilities	—	—	—	—

Total	$—	$5,486,519	$—	$5,486,519

NOTE 9 — SUBSEQUENT EVENT

Subsequent to March 31, 2009 through April 22, 2009, holders of 2,928 shares of Preferred Stock converted their shares into approximately 5,162,405 shares of common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and our 2008 Form 10-K. Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy and financial condition before we make any forward-looking statements but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, exploitation, development and acquisition expenditures as well as revenue, expense and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses and interest costs that we believe are reasonable based on currently available information.

Our primary focus will continue to be the development and exploration efforts in our Gulf Coast properties. We believe that our acreage position will allow us to grow organically through low risk drilling in the near term. This position continues to present attractive opportunities to expand our reserve base through field extensions and high risk/high reward exploratory drilling opportunities. In addition, we will constantly review, rationalize and “high-grade” our properties in order to optimize our existing asset base.

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

Liquidity and Capital Resources

During the first three months of 2009 compared to the first three months of 2008, net cash flow provided by operating activities decreased by $6.1 million to ($1.3) million. This decline was primarily attributable to lower average oil and gas prices for the quarter ended March 31, 2009 of $39.86/bbl and $5.43/mcf compared to $100.82/bbl and $8.58/mcf for the quarter ended March 31, 2008.

Our current assets were $29.8 million on March 31, 2009. Cash on hand comprised approximately $9.6 million of this amount. This compared to $15.5 million at the end of the calendar year 2008 and $14.6 million at the end of the first calendar quarter of 2008. Accounts payable has been reduced from $21.7 million at year end 2008 to $9.6 million at March 31, 2009 and from $46.7 million at March 31, 2008.

The financial statements continue to reflect our ongoing drilling and facilities upgrade program which involved almost $61.8 million of capital investment in 2008 and another $3.0 million during the first three months of 2009. Expenditures in the discontinued Barnett Shale operations accounted for $9.0 million in 2008. We now expect to spend approximately $25.9 million during the final nine months of 2009 on continuing development and exploitation of our asset base.

During the first three months of 2009, our revolving credit facility availability was reduced from $40 million to $34.95 million primarily due to the dramatic decline in the commodity prices year-over-year. Nevertheless, this still provides ample liquidity to meet our expected working capital needs for 2009. As of March 31, 2009, there were no borrowings under this credit facility.

Semi-annual interest of $15.75 million on our 10 1/2% Senior Secured Notes due 2012 is payable on June 1, 2009 and semi-annually thereafter. The principal on the Senior Secured Notes is not due until 2012.

Shares of our Senior Redeemable Convertible Preferred Stock are not redeemable until December 1, 2012 or upon a change in control. Dividends are payable quarterly with the Company having the option of paying any dividend on the Preferred Stock in shares of common stock, shares of Preferred Stock or cash.

Our primary sources of liquidity are cash provided by operating activities, debt financing, sales of non-core properties and access to capital markets. The strength of our current cash position and availability under our revolver put us in a position to meet our financial obligations and ongoing capital programs in the current commodity price environment.

For 2009, capital spending will be targeted at between $25 million and $30 million. The exact amount will depend upon individual well performance results, cash flow and, where applicable, partner negotiations on the timing of drilling operations. Capital spending at the lower end of the range would be expected to result in 2009 production volumes holding at or slightly above the 2008 fourth quarter level of 30 Mmcfe/day or 11.4 Bcfe annually.

Results of Operations

Year-over-year production decreased from 2,960 Mmcfe for the first three months of 2008 to 2,368 Mmcfe for the same three month period of 2009. This decrease was caused partially by the adverse impact on production by increased water production at Chocolate Bayou, a shut in of a saltwater disposal well at Bateman Lake and normal reservoir declines.

The following table discloses the net oil and gas production volumes, sales and sales prices for each of the quarters ended March 31, 2009 and 2008:

	2009	% Increase (Decrease)	2008
Oil production volume (Mbbls)	198	-14%	229
Oil sales revenue ($000)	$7,881	-66%	$23,082
Price per Bbl	$39.86	-60%	$100.82
Decrease in oil sales revenue due to:
Change in prices	$(13,960)
Change in production volume	(1,241)

Total decrease in oil sales revenue	$(15,201)

Gas production volume (Mmcf)	1,181	-26%	1,587
Gas sales revenue	$6,418	-53%	$13,609
Price per Mcf	$5.43	-37%	$8.58
Decrease in gas sales revenue due to:
Change in prices	$(4,999)
Change in production volume	(2,192)

Total decrease in gas sales revenue	$(7,191)

Total production Mcfe	2,368		2,960
Price per Mcfe	$6.04		$12.40

We recorded a net loss available to common shareholders for the three months ended March 31, 2009 of $20.9 million or $0.21 basic and diluted loss per share compared to a net loss available to common shareholders of $14.4 million or $0.18 basic and diluted loss per share for the three months ended March 31, 2008. The net loss for the three months ended March 31, 2009 was greater than in the prior year primarily due to declining commodities prices. The gain on derivatives for the three months ended March 31, 2009 of $2.8 million partially offset the decrease in oil and gas prices compared to the loss on derivatives of ($11.9 million) for the three months ended March 31, 2008.

Revenues

Revenue from continuing operations for the current quarter ended March 31, 2009 decreased $22.4 million from the comparable 2008 quarter to $14.3 million. This was largely the result of reduced commodity prices which reflected a drop of $6.36/mcfe or 51%. Additionally, for reasons previously mentioned, production dropped 592 Mcfe or 20%.

Operating expenses

Lease operating expense and production taxes

Lease operating expense and production taxes from continuing operations for the current quarter ended March 31, 2009 declined from $12.0 million for the comparable 2008 quarter to $7.0 million or 41%. This reduction reflects efforts to reduce operating costs by $1.5 million and workover costs by $1.8 million. Additionally, the production costs associated with reduced revenues were down by $1.6 million.

Accretion of asset retirement obligation

Accretion expense for asset retirement obligations of $0.4 million represented a $0.2 million increase for the quarter ended March 31, 2009 compared to the comparable period in 2008. The increase reflects the impact of the increase in the revised abandonment costs at year end 2008.

Depletion, depreciation and amortization (DD&A)

For the current quarter of 2009, the Company recorded DD&A expense from continuing operations of $8.1 million compared to $13.2 million for 2008 representing a decrease of $5.1 million. This reduction reflects the impact of the 2008 impairment of $125.7 million on the depletable base used to calculate DD&A as well as the 20% reduction in production during the first quarter of 2009.

General and administrative expense (G&A expense)

G&A expense for the current quarter ended 2009 increased $0.08 million from the comparable 2008 quarter to $5.0 million. Stock-based compensation accounted for $1.6 million of the 2009 first quarter total versus $1.1 million for the same period of 2008. Also, a one-time severance payment was made in the first quarter of 2009 which served to offset reductions in personnel expenses during the same period.

Other income (expense)

Interest income

Interest income decreased slightly in the first three months of 2009 compared to the first three months of 2008. This was the result of using our cash balances to support working capital and contribute to the Company’s capital program.

Interest expense

Interest expense for the quarter ended March 31, 2009 did not fluctuate significantly compared to the same quarter of 2008.

Gain (loss) on derivative liabilities

For the current quarter ended March 31, 2009, the Company incurred a gain on derivatives of $2.8 million composed of an unrealized gain of $0.4 million due to the change in the mark-to-market valuation and a realized gain of $2.4 million for cash settlements, compared to $11.9 million loss for the 2008 comparable quarter.

Income tax benefit (expense)

As a result of the acquisition of all the outstanding stock of Goldking in 2007, the Company had significant deferred tax liabilities in excess of its deferred tax assets. Management determined that a valuation allowance was not necessary and the realization of its deferred tax assets were more likely than not. Consequently, Dune recorded an income tax benefit of $5.3 million the first quarter of 2008.

At December 31, 2008, the Company had fully utilized its deferred tax liability associated with the Goldking acquisition and has established a valuation allowance against its net deferred tax assets. The Company is no longer in a position to record an income tax benefit against future losses. Consequently, no income tax benefit was recorded in the first quarter of 2009.

Discontinued operations

Associated with the sale of the Barnett Shale Properties, the Company has reflected all activity for these assets as discontinued operations. For the three months ended March 31, 2008, the Company reclassified $0.08 million as income from discontinued operations. An income tax expense of $0.03 million yielded net income of $0.05 million for the quarter. As the sale of the Barnett Shale Properties was finalized in 2008, there is no activity related to discontinued operations in 2009.

Net Loss

For the current quarter ended March 31, 2009, the net loss from continuing operations was $12.0 million, up from the comparable 2008 quarter net loss from continuing operations of $8.7 million. This increase is primarily attributable to the $5.4 million income tax benefit recorded in 2008 and not available in 2009. Ignoring the income tax effect on the loss yields a reduction in the loss from continuing operations of $2.0 million between the comparable periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is the commodity pricing available to our oil and natural gas production. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for oil and spot prices applicable to natural gas. To mitigate some of this risk, we engage periodically in certain hedging activities, including price swaps, costless collars and, occasionally, put options, in order to establish some price floor protection (see Note 4 to financial statements). We also have some exposure to market risk consisting of changes in interest rates on borrowings under our credit agreement with our senior lender. An increase in interest rates would adversely affect our operating results and the cash flow available after debt service to fund operations. We manage exposure to interest rate fluctuations by optimizing the use of fixed and variable debt.

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

At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective.

During the quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2009, we issued an aggregate of 319,710 shares of Restricted Stock under the Dune Energy Inc. 2007 Stock Incentive Plan (the “Plan”) to three non-employee directors in lieu of cash for services rendered during our first quarter. In accordance with the Plan, these three individuals made a one-time election at the beginning of the 2009 fiscal year to receive shares of Restricted Stock in lieu of cash for services rendered. The shares granted to these three individuals vest on March 31, 2010, provided the recipient is still a director on that date.

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

DUNE ENERGY, INC.

Date: May 6, 2009	By:	/s/ JAMES A. WATT
	Name:	James A. Watt
	Title:	President and Chief Executive Officer

Date: May 6, 2009	By:	/s/ FRANK T. SMITH, JR.
	Name:	Frank T. Smith, Jr.
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer