Form 10-Q
period 2009-06-30
DUNE ENERGY INC
filed 2009-08-06
CIK 1092839

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 141,136,487 shares of Common Stock, $.001 per share, as of July 27, 2009.

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Dune Energy, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash	$12,831,507	$15,491,532
Accounts receivable, net of reserve for doubtful accounts of $396,629 and $396,629	12,396,118	14,477,918
Prepayments and other current assets	1,308,013	6,910,422
Derivative assets	1,268,355	4,015,219

Total current assets	27,803,993	40,895,091

Oil and gas properties, using successful efforts accounting—proved	583,509,258	578,074,569
Less accumulated depreciation, depletion, amortization and impairment	(238,078,777)	(222,876,172)

Net oil and gas properties	345,430,481	355,198,397

Property and equipment, net of accumulated depreciation of $1,852,410 and $1,406,927	1,649,933	2,086,313
Deferred financing costs, net of accumulated amortization of $1,267,674 and $970,068	1,324,051	1,621,657
Other assets	6,117,975	2,250,868

	9,091,959	5,958,838

TOTAL ASSETS	$382,326,433	$402,052,326

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,469,589	$21,662,965
Accrued liabilities	21,479,243	20,038,900
Short-term debt	17,287,673	2,013,699
Preferred stock dividend payable	2,217,000	2,446,985

Total current liabilities	48,453,505	46,162,549
Long-term debt, net of discount of $9,104,172 and $10,393,213	290,895,828	289,606,787
Other long-term liabilities	16,274,303	15,732,483

Total liabilities	355,623,636	351,501,819

Commitments and contingencies	—	—
Redeemable convertible preferred stock, net of discount of $8,220,738 and $9,179,927, liquidation preference of $1,000 per share, 750,000 shares designated, 221,686 and 236,805 shares issued and outstanding	213,465,262	227,625,073

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 1,000,000 shares authorized, 250,000 shares undesignated, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 139,434,685 and 96,129,047 shares issued and outstanding	139,435	96,129
Treasury stock, at cost (203,925 and 34,009 shares)	35,270	8,332
Additional paid-in capital	66,971,065	50,139,148
Accumulated other comprehensive loss	(1,860,741)	(3,709,177)
Accumulated deficit	(252,047,494)	(223,608,998)

Total stockholders’ deficit	(186,762,465)	(177,074,566)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$382,326,433	$402,052,326

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues	$14,885,510	$51,502,943	$29,184,158	$88,194,170

Operating expenses:
Lease operating expense and production taxes	7,983,331	11,286,905	15,003,054	23,314,148
Exploration expense	—	100,000	—	100,000
Accretion of asset retirement obligation	410,919	160,946	821,793	317,766
Depletion, depreciation and amortization	7,592,361	15,127,773	15,648,088	28,327,274
General and administrative expense	3,584,885	5,206,167	8,632,465	10,170,512

Total operating expense	19,571,496	31,881,791	40,105,400	62,229,700

Operating income (loss)	(4,685,986)	19,621,152	(10,921,242)	25,964,470

Other income (expense):
Interest income	(4,518)	92,484	25,809	197,769
Interest expense	(8,740,561)	(8,873,067)	(17,419,508)	(17,524,686)
Loss on derivative liabilities	(2,926,555)	(24,819,149)	(123,555)	(36,721,128)

Total other income (expense)	(11,671,634)	(33,599,732)	(17,517,254)	(54,048,045)

Loss from continuing operations before income taxes	(16,357,620)	(13,978,580)	(28,438,496)	(28,083,575)
Income tax benefit	—	5,325,840	—	10,699,843

Loss from continuing operations	(16,357,620)	(8,652,740)	(28,438,496)	(17,383,732)

Discontinued operations:
Loss from operations of Barnett Shale Properties (including impairment in 2008 of $40,909,374)	—	(39,537,612)	—	(39,449,751)
Income tax benefit	—	15,063,830	—	15,030,355

Loss on discontinued operations	—	(24,473,782)	—	(24,419,396)

Net loss	(16,357,620)	(33,126,522)	(28,438,496)	(41,803,128)
Preferred stock dividend	(10,477,420)	(74,703,377)	(19,332,480)	(80,427,407)

Net loss available to common shareholders	$(26,835,040)	$(107,829,899)	$(47,770,976)	$(122,230,535)

Net loss per share:
Basic and diluted from continuing operations	$(0.21)	$(0.96)	$(0.42)	$(1.18)
Basic and diluted from discontinued operations	—	(0.28)	—	(0.29)

Total basic and diluted	$(0.21)	$(1.24)	$(0.42)	$(1.47)

Weighted average shares outstanding:
Basic and diluted	125,185,509	86,895,055	113,302,751	83,250,766
Comprehensive loss:
Net loss	$(16,357,620)	$(33,126,522)	$(28,438,496)	$(41,803,128)
Other comprehensive income	924,218	225,042	1,848,436	1,060,818

Comprehensive loss	$(15,433,402)	$(32,901,480)	$(26,590,060)	$(40,742,310)

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,438,496)	$(41,803,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	24,419,396
Depletion, depreciation and amortization	15,648,088	28,327,274
Amortization of deferred financing costs and debt discount	1,586,647	1,447,953
Stock-based compensation	2,512,367	2,443,870
Exploration expense	—	100,000
Deferred tax benefit	—	(10,699,843)
Accretion of asset retirement obligation	821,793	317,766
Loss on derivative liabilities	4,780,940	31,445,447
Changes in:
Accounts receivable	1,896,158	(684,276)
Prepayments and other assets	2,348,032	2,757,480
Payments made to settle asset retirement obligations	(316,955)	(1,021,831)
Accounts payable and accrued liabilities	(12,716,051)	(41,258,994)

NET CASH PROVIDED BY (USED IN) CONTINUED OPERATIONS	(11,877,477)	(4,208,886)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	—	5,285,593

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(11,877,477)	1,076,707

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved and unproved properties	(5,434,689)	(21,335,845)
Purchase of furniture and fixtures	(9,103)	(374,064)
Increase in other assets	(612,730)	(12,429)

NET CASH USED IN INVESTING ACTIVITIES—CONTINUED OPERATIONS	(6,056,522)	(21,722,338)
NET CASH USED IN INVESTING ACTIVITIES—DISCONTINUED OPERATIONS	—	(8,859,470)

NET CASH USED IN INVESTING ACTIVITIES	(6,056,522)	(30,581,808)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt	17,000,000	—
Proceeds from long-term debt	—	28,100,000
Payments on short-term debt	(1,726,026)	(1,716,598)

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,273,974	26,383,402

NET CHANGE IN CASH BALANCE	(2,660,025)	(3,121,699)
Cash balance at beginning of period	15,491,532	16,771,726

Cash balance at end of period	$12,831,507	$13,650,027

SUPPLEMENTAL DISCLOSURES
Interest paid	$15,770,052	$15,925,872
Income taxes paid	—	—
NON-CASH DISCLOSURES
Common stock issued for conversion of preferred stock	$29,143,000	$15,240,000
Redeemable convertible preferred stock dividends	13,794,017	80,427,407
Accretion of discount on preferred stock	959,189	856,732

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

Dune prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, Dune has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first six months of 2009. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our 2008 Form 10-K. The income statement for the six months ended June 30, 2009 cannot necessarily be used to project results for the full year. Dune has made certain reclassifications to prior year financial statements in order to conform to current year presentations.

Discontinued operations

During the second quarter of 2008, the Company sold its Barnett Shale Properties located in Denton and Wise Counties, Texas. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the results of operations of this divestiture have been reflected as discontinued operations. See Note 7 for additional information regarding discontinued operations.

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

Impact of recently issued accounting standards

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.

This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FAS 165 is effective for interim and annual periods ending after June 15, 2009 and is effective for the Company beginning this quarter. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative non governmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but it is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and it does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 2 — DEBT FINANCING

Wells Fargo Foothill Credit Agreement

On May 15, 2007, Dune entered into a credit agreement among it, each of Dune’s subsidiaries named therein as borrowers, each of Dune’s subsidiaries named therein as guarantors, certain lenders and Wells Fargo Foothill, Inc. (“Wells Fargo”), as arranger and administrative agent (the “WF Agreement”). Subject to the satisfaction of a Borrowing Base formula (based on the proved producing and non-producing reserves of Dune and its operating subsidiaries), numerous conditions precedent and covenants, the WF Agreement provides for a revolving credit commitment of up to $20 million, which may be extended up to $40 million upon request by Dune so long as no Default or Event of Default exists or would exist at time of such request (the “Revolver Commitment”), with a sub-limit of $20 million for issuance of letters of credit. Effective February 29, 2008, Dune requested and received the extension up to $40 million under the Revolver Commitment. The borrowing base was reset to $34,949,080 as of February 4, 2009. Unless earlier payment is required under the WF Agreement, advances under the Revolver Commitment must be paid on or before May 15, 2010. Under the WF Agreement, interest on advances accrues at either Wells Fargo’s Base Rate or the LIBOR rate, at Dune’s option, plus an applicable margin ranging from 0.25% to 2.0% based upon the ratio of outstanding advances and letters of credit usage under the WF Agreement to the Borrowing Base or Revolver Commitment, whichever is less. With respect to letters of credit issued under the WF agreement, fees accrue at a rate equal to the applicable margin for any LIBOR rate advances multiplied by the daily balance of the undrawn amount of all outstanding letters of credit. As of June 30, 2009, standby letters of credit were issued amounting to $8.8 million. During the second quarter of 2009, there were new borrowings of $17.0 million which are outstanding under the Revolver Commitment with an interest rate of LIBOR plus 2% as of June 30, 2009.

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

On August 4, 2008, Dune amended the WF Agreement, pursuant to which the definitions of “Change of Control” and “Permitted Holders” were modified to provide that a Change of Control occurs when any group or person, other than Permitted Holders, becomes the beneficial owner, directly or indirectly, of 25% or more of Dune’s common stock. This amendment also added James A. Watt and Alan Gaines to the list of Permitted Holders, which already included Itera Holdings BV, and Natural Gas Partners VII, LP.

On July 8, 2009 Dune signed a second amendment to its credit agreement with Wells Fargo modifying the “Change of Control” definition and thus curing an Event of Default that had previously been waived until July 17, 2009 by the lender. The Event of Default was triggered on May 6, 2009 when the Permitted Holders no longer held 51% or more of our outstanding common stock. The Permitted Holders were defined as Itera Holdings BV, Natural Gas Partners VII, LP, Alan Gaines and James Watt. In the second quarter, 21,116 preferred shares were converted into 31.2 million common shares resulting in 139.5 million common shares outstanding at the end of the quarter. The Permitted Holders held approximately 40.3% of the outstanding common stock of the Company at the end of the quarter. The modified definition states in part that a Change in Control occurs if any person or group other than the Permitted Holders becomes a beneficial owner of 15% or more of the outstanding common stock of the Company, that a majority of the members of the Board of Directors do not constitute Continuing Directors, or that Frank Smith, the Company’s CFO, or James Watt, the Company’s CEO, cease employment with the Company and a successor acceptable to the lenders is not appointed within 30 days of termination of employment.

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

The debt discount is being amortized over the life of the notes using the effective interest method. Amortization expense associated with the debt discount amounted to $653,936 and $1,289,041 and is included in interest expense in the Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2009, respectively.

NOTE 3 — REDEEMABLE CONVERTIBLE PREFERRED STOCK

During the quarter ended June 30, 2007, Dune sold to Jefferies & Company, Inc. pursuant to the Purchase Agreement dated May 1, 2007, 216,000 shares of its Senior Redeemable Convertible Preferred Stock ("Preferred Stock") for gross proceeds of $216 million less a discount of $12.3 million yielding net proceeds of $203.7 million. As provided in the Certificate of Designations, the Preferred Stock has a liquidation preference of $1,000 per share and originally paid a dividend at a rate of 10% per annum, payable quarterly, at the option of Dune, in additional shares of Preferred Stock, shares of common stock (subject to the satisfaction of certain conditions) or cash. The Preferred Stock was initially convertible into shares of our common stock, based on an initial conversion price of $3.00 per share of the common stock. However, the Certificate of Designations provided a one-time adjustment to the conversion price in the event that the volume weighted average price of the Company’s common stock for the 30 trading days up to and including April 30, 2008 was less than $2.50 per share. The Certificate of Designations also provided that, if the volume weighted average price of the Company’s common stock plus 10% over this 30 day trading period was less than $1.75, then the dividend payable on the Preferred Stock would increase. Because the volume weighted average price of the Company’s common stock was below these thresholds over this 30 day period, effective May 1, 2008, the conversion price of the Preferred Stock was lowered to $1.75 and the dividend rate increased to 12% per annum.

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

The Preferred Stock discount is deemed a Preferred Stock dividend and is being amortized over five years using the effective interest method and is charged to paid-in capital as the Company has a deficit balance in retained earnings. Charges to paid-in capital for the three and six months ended June 30, 2009 amounted to $486,366 and $959,189, respectively.

During the six months ended June 30, 2009, holders of 29,143 shares of the Preferred Stock converted their shares into 42,791,959 shares of common stock. This amount includes 26,137,784 shares that the Company elected to issue to pay make whole premiums. Shares issued to satisfy the make whole premiums were deemed a Preferred Stock dividend for accounting purposes and increased the Preferred Stock dividend by $4,579,274.

During the six months ended June 30, 2009 and 2008, Dune paid dividends on the Preferred Stock in the amount of $14,024,000 and $11,663,000, respectively. In lieu of cash, the Company elected to issue 14,024 and 11,663 additional shares of Preferred Stock, respectively.

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

As part of the Swap Agreement, Wells Fargo assumed the rights, liabilities, duties and obligations of substantially all Goldking’s counterparties under prior crude oil and natural gas hedging arrangements between Goldking and various other banking institutions. These hedging arrangements are summarized as follows:

DUNE ENERGY, INC.

Current Hedge Positions as of June 30, 2009

Crude Oil Trade Details

Instrument	Beg. Date	Ending Date	Floor	Ceiling	Fixed	Total Bbls 2009	Bbl/ d	Total Volumes
Collar	Jan-09	Dec-09	$55.00	$60.95		132,000	717	132,000
Puts	Mar-09	Aug-09	$42.88			7,000	38	7,000
Swap/Cap	Jan-07	Dec-09		$72.50	$60.00	3,360	18	3,360

						142,360	774	142,360

			Days			184
			Hedged Daily Production			774

Natural Gas Trade Details

Instrument	Beg. Date	Ending Date	Floor	Ceiling	Fixed	Total Mmbtu 2009	Mmbtu/d	Total Volumes
Collar	Jan-09	Dec-09	$7.25	$8.77		840,000	4,565	840,000
3-Way Collar	Jan-07	Dec-09	$6.62			205,000	1,114	205,000
				$13.35	$6.62	153,750	836	153,750

						1,198,750	6,515	1,198,750

			Days			184
			Hedged Daily Production			6,515

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

Effective January 1, 2008, the Company discontinued, prospectively, the designation of its derivatives as cash flow hedges. The net derivative loss related to discontinued cash flow hedges, as of December 31, 2007, will continue to be reported in accumulated other comprehensive loss until such time that they are charged to income or loss as the volumes underlying the cash flow hedges are realized. Beginning January 1, 2008, the gain or losses on derivatives are being recognized in earnings. For the three and six months ended June 30, 2009, Dune recorded a gain (loss) on the derivatives of ($2,926,555) and ($123,555), composed of an unrealized gain (loss) on changes in mark-to-market valuations of ($5,142,382) and ($4,780,940) and a realized gain (loss) on cash settlements of $2,215,827 and $4,657,385. At June 30, 2009, there was an unrealized net loss on the prior year open hedge contracts of ($1,860,741).

NOTE 5 — RESTRICTED STOCK, STOCK OPTIONS AND WARRANTS

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors and consultants. Total stock-based compensation expense including options, warrants and restricted stock was $873,365 and $2,512,367 for the three and six months ended June 30, 2009, respectively, and $1,319,877 and $2,443,870 for the three and six months ended June 30, 2008, respectively.

The 2007 Stock Incentive Plan, which was approved by Dune’s stockholders, reserves a total of 7,000,000 shares of common stock for issuance to employees and non-employee directors. The Plan is administered by Dune’s Compensation Committee. On December 17, 2007, pursuant to its 2007 Stock Incentive Plan, the Company issued a total of 1,242,946 shares of its common stock to its employees and non-employee directors. These shares vest ratably over a three year period with the initial vesting occurring December 17, 2008. Through June 30, 2009, 295,351 shares were cancelled due to termination of certain employees.

On August 1, 2008, pursuant to its 2007 Stock Incentive Plan, the Company issued a total of 3,113,500 shares of its common stock to its employees and non-employee directors. These shares vest ratably over a three year period with the initial vesting occurring August 1, 2009. Through June 30, 2009, 265,800 shares were cancelled due to termination of certain employees.

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

On June 30, 2009, the Company issued 303,570 shares of common stock in lieu of cash for fees earned by 3 non-employee directors of the Company. These individuals made a one-time annual election to receive restricted common stock in lieu of cash for services rendered. The restricted common stock was equal to 125% of the fees to be paid and will vest on the one year anniversary of the grant date.

NOTE 6 — INCOME TAXES

For the year ended December 31, 2008, the Company incurred a significant impairment loss of our oil and gas properties due to the steep decline in global energy prices over that same time period. As a result, Dune is in a position of cumulative reporting losses for the current and preceding reporting periods. The volatility of energy prices and uncertainty of when energy prices may rebound is not readily determinable by our management. At this date, this general fact pattern does not allow us to project sufficient sources of future taxable income to offset our tax loss carryforwards and net deferred tax assets in the U.S. Under these current circumstances, it is management’s opinion that the realization of these tax attributes does not reach the “more likely than not criteria” under FAS 109. As a result, the Company’s taxes through June 30, 2009 are subject to a full valuation allowance.

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

Pursuant to accounting rules for discontinuing operations, Dune has classified 2008 and prior reporting periods to present the activity related to the Barnett Shale Properties as a discontinued operation. Discontinued operations for the six months ended June 30, 2009 and 2008 are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues	$—	$4,646,088	$—	$8,794,719
Costs and expenses:
Lease operating expense	—	779,551	—	2,050,490
Production costs	—	686,259	—	1,458,636
Depletion, depreciation and amortization	—	1,808,516	—	3,825,970
Impairment on asset	—	40,909,374	—	40,909,374

Total operating expense	—	44,183,700	—	48,244,470

Income (loss) from discontinued operations before income taxes	—	(39,537,612)	—	(39,449,751)
Provision for income taxes	—	15,063,830	—	15,030,355

Income (loss) on discontinued operations	$—	$(24,473,782)	$—	$(24,419,396)

Production:
Oil (bbl)	—	2,867	—	4,471
Gas (mcf)	—	428,366	—	982,712
Total (mcfe)	—	445,568	—	1,009,538

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

The following table summarizes the valuation of our investments and financial instruments by SFAS No. 157 pricing levels as of June 30, 2009:

	Fair Value Measurements at June 30, 2009 Using
	Level 1	Level 2	Level 3	Total
Oil and gas derivative assets	$—	$1,268,355	$—	$1,268,355

Oil and gas derivative liabilities	—	—	—	—

Total	$—	$1,268,355	$—	$1,268,355

NOTE 9 — SUBSEQUENT EVENT

Subsequent to June 30, 2009 through July 31, 2009, holders of 1,170 shares of Preferred Stock converted their shares into approximately 1,701,802 shares of common stock. The July 31, 2009 date was used due to the complexity in calculating the total number of stock conversions given the requirements of the make whole provision.

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

We continually review opportunities to acquire producing properties, leasehold acreage and drilling prospects that are in core operating areas. We are seeking to acquire operational control of properties that we believe have a solid proved reserve base coupled with significant exploitation and exploration potential.

Liquidity and Capital Resources

During the first six months of 2009 compared to the first six months of 2008, net cash flow provided by operating activities decreased by $13.0 million to ($11.9) million. This decline was primarily attributable to lower average oil and gas prices for the six months ended June 30, 2009 of $47.78/bbl and $4.58/mcf compared to $110.68/bbl and $10.53/mcf for the six months ended June 30, 2008.

Our current assets were $27.8 million on June 30, 2009. Cash on hand comprised approximately $12.8 million of this amount. This compared to $15.5 million at the end of the calendar year 2008 and $13.7 million at the end of the second calendar quarter of 2008. Accounts payable has been reduced from $21.7 million at year end 2008 to $7.5 million at June 30, 2009 and $21.4 million at June 30, 2008.

The financial statements continue to reflect our ongoing drilling and facilities upgrade program which involved almost $61.8 million of capital investment in 2008 and another $5.4 million during the first six months of 2009. Expenditures in the discontinued Barnett Shale operations accounted for $9.0 million in 2008. We now expect to spend approximately $17 million during the final six months of 2009 on continuing development and exploitation of our asset base. However, this anticipated capital may be reduced or increased depending on available cash flow. Because we operate the majority of our properties, we can control the timing of expenditures.

During the first six months of 2009, our revolving credit facility availability was reduced from $40 million to $34.95 million primarily due to the dramatic decline in the commodity prices year-over-year. Nevertheless, this still provides ample liquidity to meet our expected working capital needs for 2009. As of June 30, 2009, borrowings under this credit facility totaled $17.0 million for working capital purposes.

Semi-annual interest of $15.75 million on our 10 1/2% Senior Secured Notes due 2012 was paid on June 1, 2009 and is due semi-annually thereafter. The principal on the Senior Secured Notes is not due until 2012.

Shares of our Senior Redeemable Convertible Preferred Stock are not redeemable until the later of December 1, 2012 or the repayment in full of all senior secured debt or upon a change in control. Dividends are payable quarterly with the Company having the option of paying any dividend on the Preferred Stock in shares of common stock, shares of Preferred Stock or cash.

Our primary sources of liquidity are cash provided by operating activities, debt financing, sales of non-core properties and access to capital markets. The strength of our current cash position and availability under our revolver put us in a position to meet our financial obligations and ongoing capital programs in the current commodity price environment.

As mentioned above, capital spending for the remainder of the fiscal year will be targeted at approximately $17 million. The exact amount will depend upon individual well performance results, cash flow and, where applicable, partner negotiations on the timing of drilling operations. In addition, we expect to offer participations in our drilling program to industry partners over this time frame, thus potentially reducing our capital requirements.

Results of Operations

Year-over-year production decreased from 6,163 Mmcfe for the first six months of 2008 to 4,712 Mmcfe for the same six month period of 2009. This decrease was caused by normal reservoir declines and a very limited capital reinvestment program.

The following table reflects the decrease in oil and gas sales revenue from continuing operations due to the changes in prices and volumes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except prices)		(In thousands, except prices)
Gas production volume (Mcf)	1,287	1,629	2,468	3,216
Gas sales revenue	$4,897	$20,241	$11,315	$33,850
Price per Mcf	$3.80	$12.43	$4.58	$10.53
Decrease in gas sales revenue due to:
Change in production volume	$(4,251)		$(7,873)
Change in prices	(11,093)		(14,662)

Total decrease in gas sales revenue	$(15,344)		$(22,535)

Oil production volume (Bbls)	177	263	374	491
Oil sales revenue	$9,988	$31,262	$17,869	$54,344
Price per barrel	$56.43	$118.87	$47.78	$110.68
Decrease in oil sales revenue due to:
Change in production volume	$(10,223)		$(12,950)
Change in prices	(11,051)		(23,525)

Total decrease in oil sales revenue	$(21,274)		$(36,475)

Total production Mcfe	2,349	3,209	4,712	6,163
Price per Mcfe	$6.34	$16.05	$6.19	$14.31

We recorded a net loss available to common shareholders for the three months ended June 30, 2009 of $26.8 million or $0.21 basic and diluted loss per share compared to a net loss available to common shareholders of $107.8 million or $1.24 basic and diluted loss per share for the same quarter of 2008. For the six months ended June 30, 2009, we recorded a net loss available to common shareholders of $47.8 million or $0.42 basic and diluted loss per share compared to a net loss available to common shareholders of $122.2 million or $1.47 basic and diluted loss per share for the same period of 2008. These substantial reductions of $81.1 million for the quarter and $74.5 million for the six month period are largely influenced by two factors. First, 2008 amounts reflect the substantial impact of the impairment incurred on the sale of the Barnett Shale Properties of $24.4 million after tax impact. Second, 2008 amounts include the impact on preferred stock dividends of the beneficial conversion feature attributable to the one-time adjustment to the conversion price of the Preferred Stock which resulted in additional preferred stock dividends of $68.4 million.

Although the loss from continued operations before income taxes increased during the three month period ($2.4 million) and the six month period ($0.4 million), significant reductions in spending were necessary to offset approximately 70% reduction in revenues. This is reflected in the significant reductions in lease operating expense, DD&A, G&A expense and loss on derivative liabilities.

Revenues

Revenue from continuing operations for the current quarter ended June 30, 2009 decreased $36.6 million from the comparable 2008 quarter to $14.9 million. This was largely the result of reduced commodity prices which reflected a drop of $9.71/mcfe or 60%. Additionally, for reasons previously mentioned, production dropped 860 Mcfe or 27%.

Revenue from continuing operations for the current six months ended June 30, 2009 decreased $59.0 million from the six months ended June 30, 2008 to $29.2 million. This was largely the result of reduced commodity prices which reflected a drop of $8.12/mcfe or 57%. Production decreased 1,451 Mcfe or 24%.

Operating expenses

Lease operating expense and production taxes

Lease operating expense and production taxes from continuing operations for the current quarter ended June 30, 2009 decreased $3.3 million from the comparable 2008 quarter to $8.0 million. This decrease from $3.52/mcfe during the second quarter of 2008 to $3.40/mcfe for the same three month period of 2009 reflects Dune’s efforts to reduce operating costs and the reduced production costs associated with reduced revenues.

Lease operating expense and production taxes from continuing operations for the six months ended June 30, 2009 decreased $8.3 million from the comparable 2008 period to $15.0 million. This decrease was composed of a reduction in operating costs of $1.2 million and workover expense of $3.1 million. This translated to a reduction from $3.78/mcfe for the first half of 2008 to $3.18/mcfe for the same period of 2009.

Accretion of asset retirement obligation

Accretion expense for asset retirement obligations increased by $0.3 million for the quarter ended June 30, 2009 compared to the comparable period in 2008. Similarly, accretion expense for the six month period ended June 30, 2009 reflected a $0.5 million increase from the comparable period of 2008. This increase is the result of reevaluating abandonment costs at the end of year 2008.

Depletion, depreciation and amortization (DD&A)

For the quarter ended June 30, 2009, the Company recorded DD&A expense of $7.6 million ($3.24/mcfe) compared to $15.1 million ($4.72/mcfe) for the quarter ended June 30, 2008 representing a reduction of $7.5 million ($1.48/mcfe). Additionally, for the six months ended June 30, 2009, the Company recorded DD&A expense of $15.6 million ($3.32/mcfe) compared to $28.3 million ($4.60/mcfe) for the six months ended June 30, 2008 representing a reduction of $12.7 million ($1.28/mcfe).

These reductions reflect the impact of the 2008 impairment on the Company’s oil and gas properties of $125.7 million which directly impact the depletable base for DD&A purposes. This reduction in the depletable base along with the 24%-27% reduction in production during the periods resulted in a 45%-50% reduction in DD&A expense.

General and administrative expense (G&A expense)

G&A expense for the current quarter ended 2009 decreased $1.6 million from the comparable 2008 quarter to $3.6 million. This decrease resulted principally from a reduction in personnel expense of $1.0 million and share-based compensation of $0.4 million.

For the six months ended June 30, 2008 and 2009, G&A expense decreased $1.6 million to $8.6 million. This decrease consists of a decrease in personnel expense of $1.3 million and investor relations expense of $0.2 million.

Exploration costs

For the three and six months ended June 30, 2009, there were no exploration costs compared to $0.1 million for the three and six months ended June 30, 2008.

Other income (expense)

Interest income

Interest income for the quarter ended June 30, 2009 was $97,000 less than the comparable 2008 quarter. Additionally, interest income decreased $0.17 million for the current six months ended 2009 compared to the 2008 comparable period. This was the result of using our cash balances to support working capital and contribute to the capital program.

Interest expense

Interest expense for the quarter ended June 30, 2009 amounted to $8.7 million compared to $8.9 million in the comparable quarter ended 2008.

Interest expense for the six months ended June 30, 2009 amounted to $17.4 million compared to $17.5 million in the comparable period of 2008.

Gain (loss) on derivative liabilities

For the current quarter ended June 30, 2009, the Company incurred a loss on derivatives of $2.9 million composed of an unrealized loss of $5.1 million due to the change in the mark-to-market valuation and a realized gain of $2.2 million for cash settlements compared to $24.8 million loss for the 2008 comparable quarter.

For the six months ended June 30, 2009, the Company incurred a loss on derivatives of $0.1 million compared to a $36.7 million loss for the 2008 comparable period. This loss was composed of an unrealized loss of $4.8 million due to the change in the mark-to-market valuation and a realized gain of $4.7 million for cash settlements.

Income tax benefit

As a result of the acquisition of all the outstanding stock of Goldking in 2007, the Company had significant deferred tax liabilities in excess of its deferred tax assets. Management determined that a valuation allowance was not necessary and the realization of its deferred tax assets were more likely than not. Consequently, Dune recorded an income tax benefit of $5.3 million in the quarter ended June 30, 2008 and $10.7 million in the six months ended June 30, 2008.

At December 31, 2008, the Company had fully utilized its deferred tax liability associated with the Goldking acquisition and has established a valuation allowance against its net deferred tax assets. The Company is no longer in a position to record an income tax benefit against future losses. Consequently, no income tax benefit was recorded in the first and second quarters of 2009.

Discontinued operations

Associated with the sale of the Barnett Shale Properties, the Company has reflected all activity for these assets as discontinued operations. For the three months and six months ended June 30, 2008, the Company reported a loss from discontinued operations of $39.5 million.

Net Loss

For the current quarter ended June 30, 2009, the net loss from continuing operations increased $7.7 million from the comparable 2008 quarter to $16.4 million. Additionally, for the six months ended June 30, 2009, the net loss increased $11.0 million from the comparable 2008 period to $28.4 million. The net loss from discontinued operations after tax benefit at June 30, 2008 was $24.4 million. Total net loss from continuing and discontinued operations for the six month period ended June 30, 2008 was $122.2 million.

The loss from continuing operations for the quarter ended June 30, 2009 of $16.4 million was $2.4 million higher than the $14.0 million loss, before the income tax benefit, for the quarter ended June 30, 2008. Revenue for the period decreased by $36.6 million and was partially offset by a reduction in operating expenses of $3.3 million, decreased depletion of $7.5 million, lower general and administrative expense of $1.6 million and a decrease in the derivative loss of $21.9 million.

The loss from continuing operations for the six months ended June 30, 2009 of $28.4 million remained relatively constant compared to the $28.1 million loss, before income tax benefit, for the fist six months ended June 30, 2008. Revenue for the period decreased by $59.0 million and was partially offset by a reduction in operating expenses of $8.3 million, decreased depletion of $12.9 million, lower general and administrative expense of $1.5 million and a decrease in the derivative loss of $36.6 million.

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

At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective.

During the quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2009, we issued an aggregate of 303,570 shares of Restricted Stock under the Dune Energy Inc. 2007 Stock Incentive Plan (the “Plan”) to three non-employee directors in lieu of cash for services rendered during our second quarter. In accordance with the Plan, these three individuals made a one-time election at the beginning of the 2009 fiscal year to receive shares of Restricted Stock in lieu of cash for services rendered. The shares granted to these three individuals vest on June 30, 2010, provided the recipient is still a director on that date.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 21, 2009, we held our annual meeting of stockholders in Houston, Texas. The sole proposal submitted to our stockholders was the election of the seven (7) incumbent members of our board of directors. There was no opposition to the nominees proposed by the Company at the annual meeting and all of the Company’s incumbent directors received a plurality of votes cast at the meeting and were reelected as members of our Board of Directors. Below are the results of the voting:

Name of Nominee	Votes For	Votes Withheld
Steven Barrenechea	74,206,187	526,659
Alan D. Bell	73,871,187	861,659
Richard M. Cohen	73,600,316	1,132,530
Alan D. Gaines	72,975,601	1,757,245
William E. Greenwood	74,498,384	234,462
Steven M. Sisselman	73,907,434	825,412
James A. Watt	73,460,474	1,272,372

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNE ENERGY, INC.

Date: August 6 , 2009	By:	/s/ JAMES A. WATT
	Name:	James A. Watt
	Title:	President and Chief Executive Officer

Date: August 6 , 2009	By:	/s/ FRANK T. SMITH, JR.
	Name:	Frank T. Smith, Jr.
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer