Form 10-Q
period 2009-09-30
DUNE ENERGY INC
filed 2009-11-03
CIK 1092839

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 174,684,632 shares of Common Stock, $.001 per share, as of October 23, 2009.

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements.

DUNE ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash	$19,852,970	$15,491,532
Accounts receivable, net of reserve for doubtful accounts of $0 and $396,629	10,352,679	14,477,918
Prepayments and other current assets	875,207	6,910,422
Derivative assets	47,642	4,015,219

Total current assets	31,128,498	40,895,091

Oil and gas properties, using successful efforts accounting—proved	587,683,201	578,074,569
Less accumulated depreciation, depletion, amortization and impairment	(243,373,393)	(222,876,172)

Net oil and gas properties	344,309,808	355,198,397

Property and equipment, net of accumulated depreciation of $2,042,136 and $1,406,927	1,420,207	2,086,313
Deferred financing costs, net of accumulated amortization of $1,416,477 and $970,068	1,175,248	1,621,657
Other assets	4,425,467	2,250,868

	7,020,922	5,958,838

TOTAL ASSETS	$382,459,228	$402,052,326

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,318,554	$21,662,965
Accrued liabilities	28,749,814	20,038,900
Short-term debt	17,000,000	2,013,699
Preferred stock dividend payable	2,047,000	2,446,985

Total current liabilities	57,115,368	46,162,549

Long-term debt, net of discount of $8,430,845 and $10,393,213	291,569,155	289,606,787
Other long-term liabilities	16,448,620	15,732,483

Total liabilities	365,133,143	351,501,819

Commitments and contingencies	—	—
Redeemable convertible preferred stock, net of discount of $7,720,440 and $9,179,927, liquidation preference of $1,000 per share, 750,000 shares designated, 204,703 and 236,805 shares issued and outstanding	196,982,560	227,625,073

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 1,000,000 shares authorized, 250,000 shares undesignated, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 169,055,173 and 96,129,047 shares issued and outstanding	169,055	96,129
Treasury stock, at cost (300,312 and 34,009 shares)	(46,355)	(8,332)
Additional paid-in capital	84,465,456	50,155,812
Accumulated other comprehensive loss	(936,523)	(3,709,177)
Accumulated deficit	(263,308,108)	(223,608,998)

Total stockholders’ deficit	(179,656,475)	(177,074,566)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$382,459,228	$402,052,326

See notes to consolidated financial statements.

DUNE ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues	$15,221,657	$36,304,350	$44,405,815	$124,498,520

Operating expenses:
Lease operating expense and production taxes	7,568,253	10,542,897	22,571,307	33,857,045
Exploration expense	—	14,950	—	114,950
Accretion of asset retirement obligation	403,223	165,697	1,225,016	483,463
Depletion, depreciation and amortization	5,510,120	12,187,417	21,158,208	40,514,691
General and administrative expense	3,060,245	4,852,145	11,692,710	15,022,657

Total operating expenses	16,541,841	27,763,106	56,647,241	89,992,806

Operating income (loss)	(1,320,184)	8,541,244	(12,241,426)	34,505,714

Other income(expense):
Interest income	12,270	227,924	38,079	425,693
Interest expense	(8,814,933)	(8,856,723)	(26,234,441)	(26,381,409)
Gain (loss) on derivative liabilities	(1,137,767)	23,655,374	(1,261,322)	(13,065,754)

Total other income (expense)	(9,940,430)	15,026,575	(27,457,684)	(39,021,470)

Income (loss) from continuing operations before income taxes	(11,260,614)	23,567,819	(39,699,110)	(4,515,756)
Income tax benefit (expense)	—	(8,979,340)	—	1,720,503

Income (loss) from continuing operations	(11,260,614)	14,588,479	(39,699,110)	(2,795,253)

Discontinued operations:
Loss from operations of Barnett Shale Properties (including impairment in 2008 of $41,893,165)	—	(478,054)	—	(39,927,805)
Income tax benefit	—	182,139	—	15,212,494

Loss on discontinued operations	—	(295,915)	—	(24,715,311)

Net income (loss)	(11,260,614)	14,292,564	(39,699,110)	(27,510,564)
Preferred stock dividend	(9,657,788)	(6,791,034)	(28,990,268)	(87,218,441)

Net income (loss) available to common shareholders	$(20,918,402)	$7,501,530	$(68,689,378)	$(114,729,005)

Net income (loss) per share:
Basic from continuing operations	$(0.14)	$0.08	$(0.55)	$(1.04)
Basic from discontinued operations	—	—	—	(0.28)

Total basic	$(0.14)	$0.08	$(0.55)	$(1.32)

Net income (loss) per share:
Diluted from continuing operations	$(0.14)	$0.06	$(0.55)	$(1.04)
Diluted from discontinued operations	—	—	—	(0.28)

Total diluted	$(0.14)	$0.06	$(0.55)	$(1.32)

Weighted average shares outstanding:
Basic	148,162,869	93,655,276	125,050,485	86,744,254
Diluted	148,162,869	226,949,884	125,050,485	86,744,254
Comprehensive loss:
Net income (loss)	$(11,260,614)	$14,292,564	$(39,699,110)	$(27,510,564)
Other comprehensive income	924,218	113,439	2,772,654	1,174,257

Comprehensive income (loss)	$(10,336,396)	$14,406,003	$(36,926,456)	$(26,336,307)

See notes to consolidated financial statements.

DUNE ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,699,110)	$(27,510,564)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	24,715,311
Depletion, depreciation and amortization	21,158,208	40,514,691
Amortization of deferred financing costs and debt discount	2,408,777	2,195,808
Stock-based compensation	3,313,135	3,916,090
Exploration expense	—	114,950
Deferred tax benefit	—	(1,720,503)
Accretion of asset retirement obligation	1,225,016	483,463
Loss on derivative liabilities	7,418,357	3,338,345
Changes in:
Accounts receivable	3,928,512	13,482,188
Prepayments and other assets	2,780,838	4,095,335
Payments made to settle asset retirement obligations	(553,287)	(1,038,825)
Accounts payable and accrued liabilities	(3,598,292)	(45,455,821)

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	(1,617,846)	17,130,468
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	7,189,892

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,617,846)	24,320,360

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved and unproved properties	(9,002,565)	(34,269,414)
Purchase of furniture and fixtures	(4,452)	(412,793)
Proceeds from sale of assets	—	38,122,619

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES—CONTINUED OPERATIONS	(9,007,017)	3,440,412
NET CASH USED IN INVESTING ACTIVITIES—DISCONTINUED OPERATIONS	—	(9,053,023)

NET CASH USED IN INVESTING ACTIVITES	(9,007,017)	(5,612,611)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt	17,000,000	—
Proceeds from long-term debt	—	28,100,000
Payments on long-term debt	—	(28,100,000)
Payments on short-term debt	(2,013,699)	(2,053,691)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14,986,301	(2,053,691)

NET CHANGE IN CASH BALANCE	4,361,438	16,654,058
Cash balance at beginning of period	15,491,532	16,771,726

Cash balance at end of period	$19,852,970	$33,425,784

SUPPLEMENTAL DISCLOSURES
Interest paid	$15,864,575	$16,310,601
Income taxes paid	—	—
NON-CASH DISCLOSURES
Common stock issued for conversion of preferred stock	$52,753,000	$15,240,000
Redeemable convertible preferred stock dividends	27,530,781	87,218,441
Accretion of discount on preferred stock	1,459,487	1,303,589

See notes to consolidated financial statements.

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES AND BASIS OF PRESENTATION

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

Dune prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, Dune has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first nine months of 2009. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our 2008 Form 10-K. The income statement for the nine months ended September 30, 2009 cannot necessarily be used to project results for the full year. Dune has made certain reclassifications to prior year financial statements in order to conform to current year presentations.

Discontinued operations

During the second quarter of 2008, the Company sold its Barnett Shale Properties located in Denton and Wise Counties, Texas. In accordance with FASB ASC 360-10-5—Impairment or Disposal of Long-lived Assets, the results of operations of this divestiture have been reflected as discontinued operations. See Note 7 for additional information regarding discontinued operations.

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

Loss per share

Basic earnings per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted average numbers of shares of common stock outstanding for the periods, including dilutive effects of stock options, warrants granted and convertible preferred stock. Dilutive options and warrants that are issued during a period or that will expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. For the three months ended September 30, 2008, the Company’s stock options and warrants were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares yielding an antidilutive effect. However, the Company’s redeemable convertible preferred stock of 231,071 shares yielded additional diluted weighted average common shares of 133,294,608 for a total of 226,949,884 diluted weighted average common shares outstanding for the third quarter of 2008. Since Dune incurred losses for all other periods, the impact of the common stock equivalents would be antidilutive and therefore are not included in the calculation.

Impact of recently issued accounting standards

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative non governmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP but it is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company this quarter and the adoption did not have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 2—DEBT FINANCING

Wells Fargo Foothill Credit Agreement (Short-term debt)

On May 15, 2007, Dune entered into a credit agreement among it, each of Dune’s subsidiaries named therein as borrowers, each of Dune’s subsidiaries named therein as guarantors, certain lenders and Wells Fargo Foothill, Inc. (“Wells Fargo”), as arranger and administrative agent (the “WF Agreement”). Subject to the satisfaction of a Borrowing Base formula (based on the proved producing and non-producing reserves of Dune and its operating subsidiaries), numerous conditions precedent and covenants, the WF Agreement provides for a revolving credit commitment of up to $20 million, which may be extended up to $40 million upon request by Dune so long as no Default or Event of Default exists or would exist at time of such request (the “Revolver Commitment”), with a sub-limit of $20 million for issuance of letters of credit. Effective February 29, 2008, Dune requested and received the extension up to $40 million under the Revolver Commitment. The borrowing base was reset to $34,949,080 as of February 4, 2009 and reset back to $40 million in August 2009. Unless earlier payment is required under the WF Agreement, advances under the Revolver Commitment must be paid on or before May 15, 2010. Under the WF Agreement, interest on advances accrues at either Wells Fargo’s Base Rate or the LIBOR rate, at Dune’s option, plus an applicable margin ranging from 0.25% to 2.0% based upon the ratio of outstanding advances and letters of credit usage under the WF Agreement to the Borrowing Base or Revolver Commitment, whichever is less. With respect to letters of credit issued under the WF agreement, fees accrue at a rate equal to the applicable margin for any LIBOR rate advances multiplied by the daily balance of the undrawn amount of all outstanding letters of credit. As of September 30, 2009, standby letters of credit were issued amounting to $8.8 million. During the second quarter of 2009, there were new borrowings of $17.0 million which are outstanding under the Revolver Commitment with an interest rate of LIBOR plus 2% as of September 30, 2009.

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

On August 4, 2008, Dune amended the WF Agreement, pursuant to which the definitions of “Change of Control” and “Permitted Holders” were modified to provide that a Change of Control occurs when any group or person, other than Permitted Holders, becomes the beneficial owner, directly or indirectly, of 25% or more of Dune’s common stock. This amendment also added James A. Watt and Alan Gaines to the list of Permitted Holders, which already included Itera Holdings BV and Natural Gas Partners VII, LP.

On July 8, 2009, Dune signed a second amendment to its credit agreement with Wells Fargo modifying the “Change of Control” definition and thus curing an Event of Default that had previously been waived until July 17, 2009 by the lender. The Event of Default was triggered on May 6, 2009 when the Permitted Holders no longer held 51% or more of our outstanding common stock. The Permitted Holders were defined as Itera Holdings BV, Natural Gas Partners VII, LP, Alan Gaines and James Watt. In the second quarter, 21,116 preferred shares were converted into 31.2 million common shares resulting in 139.5 million common shares outstanding at the end of the quarter. The Permitted Holders held approximately 40.3% of the outstanding common stock of the Company at the end of the quarter. The modified definition states in part that a Change in Control occurs if any person or group other than the Permitted Holders becomes a beneficial owner of 15% or more of the outstanding common stock of the Company, that a majority of the members of the Board of Directors do not constitute Continuing Directors or that Frank Smith, the Company’s CFO, or James Watt, the Company’s CEO, cease employment with the Company and a successor acceptable to the lenders is not appointed within 30 days of termination of employment.

Senior Secured Notes (Long-term debt)

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

The debt discount is being amortized over the life of the notes using the effective interest method. Amortization expense associated with the debt discount amounted to $673,327 and $1,962,368 and is included in interest expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2009, respectively.

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

Additionally, in accordance with FASB ASC 470-20-30—Debt with Conversion and Other Options, a beneficial conversion feature was triggered as a result of the one time adjustment to the conversion price on May 1, 2008. The Company attributed a discount of $68,414,051 to the Preferred Stock based upon the difference between the effective conversion price after the one-time adjustment of the shares and the closing price of the Preferred Stock on the date of issue. As the Preferred Stock does not have a stated redemption date, the discount resulting from the beneficial conversion feature should be amortized from the date of issuance to the earliest conversion date. Additionally, all unamortized discount remaining at the date of conversion is recognized as a dividend. Therefore, on May 1, 2008, the Company recorded a dividend of $68,414,051 related to the beneficial conversion feature.

The conversion price of the Preferred Stock is subject to adjustment pursuant to customary anti-dilution provisions and may also be adjusted upon the occurrence of a fundamental change as defined in the Certificate of Designations. In the event a holder of Dune’s Preferred Stock elects to convert such shares prior to June 1, 2010, then such holder shall be entitled to a make whole premium consisting of the present value of all dividends on the Preferred Stock as if paid in cash from the date of conversion through June 10, 2010, computed using a discount rate equal to the reinvestment yield (as defined in the Certificate of Designations). Dune may elect to pay this amount in cash or shares of its common stock. Should the Company elect to make such payment in shares of its common stock, then such share will be valued at a 10% discount to the volume weighted average price of the Company’s common stock for the 10 trading days preceding any such conversion. The equity ownership of holders of Dune’s common stock could be significantly diluted. The Preferred Stock is redeemable at the option of the holder on December 1, 2012 and subject to the terms of any of the Company’s indebtedness or upon a change of control. In the event Dune fails to redeem shares of Preferred Stock “put” to Dune by a holder, then the conversion price shall be lowered and the dividend rate increased. After December 1, 2012, Dune may redeem shares of Preferred Stock. The Company analyzed the adjustment of the conversion right and the make whole premium for derivative accounting under FASB ASC 815—Derivatives and Hedges and determined that it was not applicable to either provision.

The Preferred Stock discount is deemed a Preferred Stock dividend and is being amortized over five years using the effective interest method and is charged to additional paid-in capital as the Company has a deficit balance in retained earnings. Charges to additional paid-in capital for the three and nine months ended September 30, 2009 amounted to $500,298 and $1,459,487, respectively.

During the nine months ended September 30, 2009, holders of 52,753 shares of the Preferred Stock converted their shares into 72,090,320 shares of common stock. This amount includes 41,944,718 shares that the Company elected to issue to pay make whole premiums. Shares issued to satisfy the make whole premiums were deemed a Preferred Stock dividend for accounting purposes and increased the Preferred Stock dividend by $7,279,764.

During the nine months ended September 30, 2009 and 2008, Dune paid dividends on the Preferred Stock in the amount of $20,651,000 and $18,393,000, respectively. In lieu of cash, the Company elected to issue 20,651 and 18,393 additional shares of Preferred Stock, respectively.

NOTE 4—HEDGING ACTIVITIES

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

As part of the Swap Agreement, Wells Fargo assumed the rights, liabilities, duties and obligations of substantially all Goldking’s counterparties under prior crude oil and natural gas hedging arrangements between Goldking and various other banking institutions. These hedging arrangements are summarized as follows:

DUNE ENERGY, INC.

Current Hedge Positions as of September 30, 2009

Crude Oil Trade Details

Instrument	Beg. Date	Ending Date	Floor	Ceiling	Fixed	Total Bbls 2009	Bbl/d	Total Bbls 2010	Bbl/d	Total Volumes
Collar	Jan-09	Dec-09	$55.00	$60.95		66,000	717	—	—	66,000
Swap/Cap	Jan-07	Oct-09		$72.50	$60.00	840	9	—	—	840
Collar	Jan-10	Jan-10	$55.00	$81.60		—	—	16,000	44	16,000
Collar	Dec-09	Dec-10	$60.00	$88.10		16,000	174	312,000	855	328,000

						82,840	900	328,000	899	410,840

			Days			92		365
			Hedged Daily Production			900		899

Natural Gas Trade Details

Instrument	Beg. Date	Ending Date	Floor	Ceiling	Fixed	Total Mmbtu 2009	Mmbtu/d	Total Mmbtu 2010	Mmbtu/d	Total Volumes
Collar	Jan-09	Dec-09	$7.25	$8.77		420,000	4,566	—	—	420,000
3-Way Collar	Jan-07	Dec-09	$6.62			82,000	891	—	—	82,000
				$13.35	$6.62	61,500	668	—	—	61,500
Collar	Dec-09	Dec-09	$5.00	$5.55		75,000	815	—	—	75,000
Collar	Jan-10	Jan-10	$5.00	$6.60				231,000	633	231,000
Collar	Feb-10	Dec-10	$4.50	$7.68				2,160,000	5,918	2,160,000

						638,500	6,940	2,391,000	6,551	3,029,500

			Days			92		365
			Hedged Daily Production			6,940		6,551

Dune hedges a portion of forecasted crude oil and natural gas production volumes with derivative instruments. Dune uses various derivative instruments in connection with anticipated crude oil and natural gas sales to minimize the impact of commodity price fluctuations. The instruments include fixed price swaps, put options and costless collars. A collar is a combination of a purchased put option and sold call option. Dune accounts for its production hedge derivative instruments as defined in FASB ASC 815—Derivatives and Hedging.

Effective January 1, 2008, the Company discontinued, prospectively, the designation of its derivatives as cash flow hedges. The net derivative loss related to discontinued cash flow hedges, as of December 31, 2007, will continue to be reported in accumulated other comprehensive loss until such time that they are charged to income or loss as the volumes underlying the cash flow hedges are realized. Beginning January 1, 2008, the gain or losses on derivatives are being recognized in earnings. For the three and nine months ended September 30, 2009, Dune recorded a loss on the derivatives of ($1,137,767) and ($1,261,322), composed of an unrealized loss on changes in mark-to-market valuations of ($2,637,416) and ($7,418,357) and a realized gain on cash settlements of $1,499,649 and $6,157,035. At September 30, 2009, there was an unrealized net loss on the prior year open hedge contracts of ($936,523).

NOTE 5—RESTRICTED STOCK, STOCK OPTIONS AND WARRANTS

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors and consultants. Total stock-based compensation expense including options, warrants and restricted stock was $800,769 and $3,313,135 for the three and nine months ended September 30, 2009, respectively, and $1,472,220 and $3,916,090 for the three and nine months ended September 30, 2008, respectively.

The 2007 Stock Incentive Plan, which was approved by Dune’s stockholders, reserves a total of 7,000,000 shares of common stock for issuance to employees and non-employee directors. The Plan is administered by Dune’s Compensation Committee. On December 17, 2007, pursuant to its 2007 Stock Incentive Plan, the Company issued a total of 1,242,946 shares of its common stock to its employees and non-employee directors. These shares vest ratably over a three year period with the initial vesting occurring December 17, 2008. Through September 30, 2009, 298,585 shares were cancelled due to termination of certain employees.

On August 1, 2008, pursuant to its 2007 Stock Incentive Plan, the Company issued a total of 3,113,500 shares of its common stock to its employees and non-employee directors. These shares vest ratably over a three year period with the initial vesting occurring August 1, 2009. Through September 30, 2009, 272,334 shares were cancelled due to termination of certain employees.

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

On September 30, 2009, the Company issued 331,895 shares of common stock in lieu of cash for fees earned by 3 non-employee directors of the Company. These individuals made a one-time annual election to receive restricted common stock in lieu of cash for services rendered. The restricted common stock was equal to 125% of the fees to be paid and will vest on the one year anniversary of the grant date.

NOTE 6—INCOME TAXES

For the year ended December 31, 2008, the Company incurred a significant impairment loss of our oil and gas properties due to the steep decline in global energy prices over that same time period. As a result, Dune is in a position of cumulative reporting losses for the current and preceding reporting periods. The volatility of energy prices and uncertainty of when energy prices may rebound is not readily determinable by our management. At this date, this general fact pattern does not allow us to project sufficient sources of future taxable income to offset our tax loss carryforwards and net deferred tax assets in the U.S. Under these current circumstances, it is management’s opinion that the realization of these tax attributes does not reach the “more likely than not criteria” under FASB ASC 740—Income Taxes. As a result, the Company’s taxes through September 30, 2009 are subject to a full valuation allowance.

NOTE 7—DISCONTINUED OPERATIONS

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

Pursuant to accounting rules for discontinuing operations, Dune has classified 2008 and prior reporting periods to present the activity related to the Barnett Shale Properties as a discontinued operation. Discontinued operations for the three and nine months ended September 30, 2009 and 2008 are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues	$—	$3,302,552	$—	$12,097,272

Costs and expenses:
Lease operating expense	—	1,230,955	—	4,148,477
Production costs	—	167,298	—	758,903
Depletion, depreciation and amortization	—	1,398,562	—	5,224,532
Impairment on asset	—	983,791	—	41,893,165

Total operating expense	—	3,780,606	—	52,025,077

Loss from discontinued operations before income taxes	—	(478,054)	—	(39,927,805)
Provision for income taxes	—	182,139	—	15,212,494

Loss on discontinued operations	$—	$(295,915)	$—	$(24,715,311)

Production:
Oil (bbl)	—	1,349	—	5,820
Gas (mcf)	—	362,839	—	1,345,551
Total (mcfe)	—	370,933	—	1,380,471

NOTE 8—FAIR VALUE MEASUREMENTS

Dune adopted, without any impact on its consolidated financial statements, FASB ASC 820-10-05—Fair Value Measurements and Disclosures, effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. The following table summarizes the valuation of our investments and financial instruments by FASB ASC 820-10-05 pricing levels as of September 30, 2009:

	Fair Value Measurements at September 30, 2009 Using
	Level 1	Level 2	Level 3	Total
Oil and gas derivative assets	$—	$47,642	$—	$47,642
Oil and gas derivative liabilities	—	(492,485)	—	(492,485)

Total	$—	$(444,843)	$—	$(444,843)

NOTE 9—COMMITMENTS AND CONTINGENCIES

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

In connection with the acquisition of Goldking, the Company inherited an environmental contingency which after conducting its due diligence and subsequent testing believes is the responsibility of a third party. However, federal and state regulations have determined Dune is the responsible party for clean up of this area. Dune has maintained a passive maintenance of this site since it was first discovered after Hurricane Katrina. Cost to date of approximately $800,000 has been covered by the Company’s insurance minus the standard deductibles. The

Company still feels another party has the primary responsibility for this occurrence but is committed to working with the various state and federal authorities on resolution of this issue. At this time no estimate of the final cost of remediation of this site can be determined or if the Company’s insurance will continue to cover the clean up costs or if the Company can be successful in proving the other party should be primarily responsible for the cost of remediation.

NOTE 10—SUBSEQUENT EVENT

On October 1, 2009, the Company entered into new three year employment agreements with James A. Watt, President and CEO, and Frank T. Smith, Jr., Senior Vice President and CFO. The Company also entered into restrictive stock agreements with these individuals pursuant to which an aggregate of 2,250,000 shares of Dune’s common stock were issued subject to certain vesting requirements. These agreements were entered into after careful consideration by the Company’s Compensation Committee and approved by the Board of Directors.

Subsequent to September 30, 2009 through October 23, 2009, holders of 3,359 shares of Preferred Stock converted their shares into approximately 3,379,459 shares of common stock. The October 23, 2009 date was used due to the complexity in calculating the total number of stock conversions given the requirements of the make whole provision.

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

We expect to maintain and utilize our technical and operations teams’ knowledge of salt-dome structures and multiple stacked producing zones common in the Gulf Coast to enhance our growth prospects and reserve potential. We will employ technical advancements, including 3-D seismic data, pre-stack depth migration and directional drilling, to identify and exploit new opportunities in our asset base. We also plan to employ the latest drilling, completion and fracturing technology in all of our wells to enhance recoverability and accelerate cash flows associated with these wells.

We continually review opportunities to acquire producing properties, leasehold acreage and drilling prospects that are in core operating areas. We are seeking to acquire operational control of properties that we believe have a solid proved reserve base coupled with significant exploitation and exploration potential.

Liquidity and Capital Resources

During the first nine months of 2009 compared to the first nine months of 2008, net cash flow provided by continuing operations decreased by $18.7 million to ($1.6) million. This decline was primarily attributable to lower average oil and gas prices for the nine months ended September 30, 2009 of $53.66/bbl and $4.25/mcf compared to $113.99/bbl and $10.45/mcf for the nine months ended September 30, 2008.

Our current assets were $31.1 million on September 30, 2009. Cash on hand comprised approximately $19.9 million of this amount. This compared to $15.5 million at the end of the calendar year 2008 and $33.4 million at the end of the third calendar quarter of 2008. Accounts payable has been reduced from $21.7 million at year end 2008 to $9.3 million at September 30, 2009 and $4.4 million at September 30, 2008.

The financial statements continue to reflect our ongoing drilling and facilities upgrade program which involved almost $61.8 million of capital investment in 2008 and another $9.0 million during the first nine months of 2009. Expenditures in the discontinued Barnett Shale operations accounted for $9.0 million in 2008. We now expect to spend approximately $9.3 million during the final three months of 2009 on continuing development and exploitation of our asset base. However, this anticipated capital may be reduced or increased depending on available cash flow. Because we operate the majority of our properties, we can control the timing of expenditures.

During the third quarter of 2009, our revolving credit facility availability was increased to $40 million from $34.95 million. This will provide ample liquidity to meet our expected working capital needs for the remainder of 2009. As of September 30, 2009, borrowings under this credit facility totaled $17.0 million for working capital purposes. Our credit agreement requires that Dune hedge between 50% and 80% of production from proved developed producing oil and gas reserves for a rolling six month period. We currently have 52% of this production hedged over the next six months, 53% over the next twelve months and 54% through December 31, 2010. Over 54% of oil production and approximately 55% of gas production is hedged over this same 15 month time frame. Effectively all of the hedging instruments are collars. For the remainder of 2009, the lowest floor for oil is $55 and the highest ceiling is $88.10. The lowest floor for natural gas is $4.50 and the highest is $8.77. For essentially all of 2010 there are two collars. The crude oil collar is $60.00/$88.10 and the natural gas collar is $4.50/$7.68.

Semi-annual interest of $15.75 million on our 10 1/2% Senior Secured Notes due 2012 was paid on June 1, 2009 and is due semi-annually thereafter. The principal on the Senior Secured Notes is not due until 2012.

Shares of our Preferred Stock are not redeemable until the later of December 1, 2012 or the repayment in full of all senior secured debt or upon a change in control. Dividends are payable quarterly with the Company having the option of paying any dividend on the Preferred Stock in shares of common stock, shares of Preferred Stock or cash.

Our primary sources of liquidity are cash provided by operating activities, debt financing, sales of non-core properties and access to capital markets. The strength of our current cash position and availability under our revolver put us in a position to meet our financial obligations and ongoing capital programs in the current commodity price environment.

As mentioned above, capital spending for the remainder of the fiscal year will be targeted at approximately $9.3 million. The exact amount will depend upon individual well performance results, cash flow and, where applicable, partner negotiations on the timing of drilling operations. In addition, we expect to offer participations in our drilling program to industry partners over this time frame, thus potentially reducing our capital requirements.

Results of Operations

Year-over-year production decreased from 8,629 Mmcfe for the first nine months of 2008 to 6,850 Mmcfe for the same nine month period of 2009. This decrease was caused by normal reservoir declines and a very limited capital reinvestment program.

The following table reflects the decrease in oil and gas sales revenue from continuing operations due to the changes in prices and volumes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except prices)		(In thousands, except prices)
Gas production volume (Mcf)	1,116	1,399	3,584	4,615
Gas sales revenue	$3,900	$14,390	$15,216	$48,240
Price per Mcf	$3.49	$10.29	$4.25	$10.45
Decrease in gas sales revenue due to:
Change in production volume	$(2,901)		$(10,803)
Change in prices	(7,589)		(22,221)

Total decrease in gas sales revenue	$(10,490)		$(33,024)

Oil production volume (Bbls)	170	177	544	669
Oil sales revenue	$11,321	$21,915	$29,190	$76,259
Price per barrel	$66.59	$123.81	$53.66	$113.99
Decrease in oil sales revenue due to:
Change in production volume	$(867)		$(14,249)
Change in prices	(9,727)		(32,820)

Total decrease in oil sales revenue	$(10,594)		$(47,069)

Total production Mcfe	2,135	2,461	6,850	8,629
Price per Mcfe	$7.13	$14.75	$6.48	$14.43

We recorded a net loss available to common shareholders for the three months ended September 30, 2009 of ($20.9 million) or ($0.14) basic and diluted loss per share compared to net income available to common shareholders of $7.5 million or $0.08 basic and $0.06 diluted income per share for the same quarter of 2008. For the nine months ended September 30, 2009, we recorded a net loss available to common shareholders of ($68.7 million) or ($0.55) basic and diluted loss per share compared to a net loss available to common shareholders of ($114.7 million) or ($1.32) basic and diluted loss per share for the same period of 2008. The increase of $28.4 million for the quarter is a result of loss on derivative liabilities compared to a gain for the quarter ended September 30, 2008. The reduction of $46.0 million for the nine month period was largely influenced by two factors. First, the impact on preferred stock dividends of the beneficial conversion feature attributable to the one-time adjustment to the conversion price of the Preferred Stock which resulted in additional preferred stock dividends of $68.4 million. Second, there was a loss on discontinued operations of ($24.7 million) in 2008.

Although the loss from continued operations before income taxes increased during the three month period ($25.9 million) and the nine month period ($36.9 million), significant reductions in spending were necessary to offset approximately 64% reduction in revenues. This is reflected in the significant reductions in lease operating expense, DD&A and G&A expense.

Revenues

Revenue from continuing operations for the current quarter ended September 30, 2009 decreased $21.1 million from the comparable 2008 quarter to $15.2 million. This was largely the result of reduced commodity prices which reflected a drop of $7.62/mcfe or 52%.

Revenue from continuing operations for the current nine months ended September 30, 2009 decreased $80.1 million from the nine months ended September 30, 2008 to $44.4 million. This was largely the result of reduced commodity prices which reflected a drop of $7.95/mcfe or 55%.

Operating expenses

Lease operating expense and production taxes

Lease operating expense and production taxes from continuing operations for the current quarter ended September 30, 2009 decreased $3.0 million from the comparable 2008 quarter to $7.6 million. This decrease from $4.28/mcfe during the third quarter of 2008 to $3.54/mcfe for the same three month period of 2009 reflects Dune’s efforts to reduce operating costs and the lower production costs associated with reduced revenues.

Lease operating expense and production taxes from continuing operations for the nine months ended September 30, 2009 decreased $11.3 million from the comparable 2008 period to $22.6 million. This decrease was composed of a reduction in operating costs of $2.6 million, production costs of $5.5 million, and workover expense of $4.2 million, slightly offset by increased transportation costs of $1.0 million. This translated into a reduction from $3.92/mcfe for the first nine months of 2008 to $3.30/mcfe for the same period of 2009.

Accretion of asset retirement obligation

Accretion expense for asset retirement obligations increased by $0.2 million for the quarter ended September 30, 2009 compared to the comparable period in 2008. Similarly, accretion expense for the nine month period ended September 30, 2009 reflected a $0.8 million increase from the comparable period of 2008. This increase is the result of reevaluating abandonment costs at the year end.

Depletion, depreciation and amortization (DD&A)

For the quarter ended September 30, 2009, the Company recorded DD&A expense of $5.5 million ($2.58/mcfe) compared to $12.2 million ($4.95/mcfe) for the quarter ended September 30, 2008 representing a reduction of $6.7 million ($2.37/mcfe). Additionally, for the nine months ended September 30, 2009, the Company recorded DD&A expense of $21.2 million ($3.09/mcfe) compared to $40.5 million ($4.70/mcfe) for the nine months ended September 30, 2008 representing a reduction of $19.3 million ($1.61/mcfe).

These reductions reflect the impact of the 2008 impairment on the Company’s oil and gas properties of $125.7 million which directly impact the depletable base for DD&A purposes. This reduction in the depletable base along with a reduction in production during the periods resulted in a 48%-55% reduction in DD&A expense.

General and administrative expense (G&A expense)

G&A expense for the current quarter ended 2009 decreased $1.8 million from the comparable 2008 quarter to $3.1 million. This decrease resulted principally from a reduction in personnel expense of $1.0 million and share-based compensation of $0.7 million.

For the nine months ended September 30, 2008 and 2009, G&A expense decreased $3.3 million to $11.7 million. This decrease consists of a decrease in personnel expense of $2.3 million and share-based compensation of $0.6 million.

On a unit of production basis, G&A fell from $1.97/mcfe for the third quarter of 2008 to $1.43/mcfe for the same period of 2009 and from $1.74/mcfe for the nine months of 2008 to $1.71/mcfe for the same period of 2009.

Exploration costs

For the three and nine months ended September 30, 2009, there were no exploration costs compared to $0.01 million for the three and $0.1 million for the nine months ended September 30, 2008.

Other income (expense)

Interest income

Interest income for the quarter ended September 30, 2009 was $0.2 million less than the comparable 2008 quarter. Additionally, interest income decreased $0.4 million for the current nine months ended September 30, 2009 compared to the 2008 comparable period. This was the result of using our cash balances to support working capital and contribute to the capital program.

Interest expense

Interest expense for the quarter ended September 30, 2009 amounted to $8.8 million compared to $8.9 million in the comparable quarter ended 2008.

Interest expense for the nine months ended September 30, 2009 amounted to $26.2 million compared to $26.4 million in the comparable period of 2008.

Gain (loss) on derivative liabilities

For the current quarter ended September 30, 2009, the Company incurred a loss on derivatives of $1.1 million composed of an unrealized loss of $2.6 million due to the change in the mark-to-market valuation and a realized gain of $1.5 million for cash settlements. This loss compared to a $23.7 million gain for the 2008 comparable quarter.

For the nine months ended September 30, 2009, the Company incurred a loss on derivatives of $1.3 million composed of an unrealized loss of $7.4 million due to the change in the mark-to-market valuation and a realized gain of $6.1 million for cash settlements. This loss compared to a $13.1 million loss for the 2008 comparable period.

Income tax benefit (expense)

As a result of the acquisition of all the outstanding stock of Goldking in 2007, the Company had significant deferred tax liabilities in excess of its deferred tax assets. Management determined that a valuation allowance was not necessary and the realization of its deferred tax assets were more likely than not. Consequently, Dune recorded an income tax expense of $9.0 million in the quarter ended September 30, 2008 and an income tax benefit of $1.7 million in the nine months ended September 30, 2008.

At December 31, 2008, the Company had fully utilized its deferred tax liability associated with the Goldking acquisition and has established a valuation allowance against its net deferred tax assets. The Company is no longer in a position to record an income tax benefit against future losses. Consequently, no income tax benefit was recorded in the first three quarters of 2009.

Discontinued operations

Associated with the sale of the Barnett Shale Properties, the Company has reflected all activity for these assets as discontinued operations. For the three and nine months ended September 30, 2008, the Company reported a loss from discontinued operations of ($0.3 million) and ($24.7 million), respectively.

Net income (loss) available to common shareholders

For the third quarter ended September 30, 2009, net income available to common shareholders decreased ($28.4 million) from the comparable quarter of 2008. This decrease reflects the impact of a ($21.1 million) reduction in revenues, a ($2.9 million) increase in Preferred Stock dividends, and a ($24.8 million) reduction in the gain on derivative liabilities. This was partially offset by a $11.3 million reduction in operating expenses and a $9.0 million reduction in income tax expense.

For the nine months ended September 30, 2009, net income available to common shareholders increased $46.1 million from the comparable period of 2008. This increase reflects the impact of a ($80.1 million) reduction in revenues and a ($1.7 million) reduction in income tax benefit. This was offset by a $33.4 million reduction in operating expenses, a $11.8 million decrease in the loss on derivative liabilities, a $24.7 million reduction in the loss on discontinued operations and a $58.2 million reduction in Preferred Stock dividends.

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

At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures are effective.

During the quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2009, we issued an aggregate of 331,895 shares of common stock to three non-employee directors in lieu of cash for services rendered during our third quarter. These three individuals made a one-time election at the beginning of the 2009 fiscal year to receive shares of restricted common stock in lieu of cash for services rendered. The shares granted to these three individuals vest on September 30, 2010, provided the recipient is still a director on that date.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNE ENERGY, INC.

Date: November 3, 2009	By:	/s/ JAMES A. WATT
	Name:	James A. Watt
	Title:	President and Chief Executive Officer

Date: November 3, 2009	By:	/s/ FRANK T. SMITH, JR.
	Name:	Frank T. Smith, Jr.
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302(a)of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002