Form 10-K
period 2009-12-31
DUNE ENERGY INC
filed 2010-03-25
CIK 1092839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-32497

DUNE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4737507
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Shell Plaza, 777 Walker Street, Suite 2300 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(713) 229-6300

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NYSE AMEX

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and other holding more than 5% of the outstanding shares of the class) was $11,421,720, based upon a closing sale price of $0.14.

As of March 19, 2010, the registrant had outstanding 40,506,775 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III will be incorporated by reference into this Form 10-K from the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this Form 10-K.

Cautionary Notice Regarding Forward-Looking Statements	1

PART I	2
Item 1. and Item 2. Business and Properties	2
Item 1A. Risk Factors	14
Item 1B. Unresolved Staff Comments	24
Item 3. Legal Proceedings	24
Item 4. Reserved	24

PART II	25
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A. Qualitative and Quantitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data	37
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	37
Item 9A. Controls and Procedures	37
Item 9B. Other Information	40

PART III	40
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services

PART IV	41
Item 15. Exhibits and Financial Statement Schedules	41
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

PART I

Items 1 and 2.    Business and Properties.

Overview

Dune Energy, Inc. (“Dune, the “Company” or “we”) is an independent energy company based in Houston, Texas. Since May of 2004, we have been engaged in the exploration, development, acquisition and exploitation of natural gas and crude oil properties, with interests along the Louisiana/Texas Gulf Coast. Our properties cover over 90,000 gross acres across 27 producing oil and natural gas fields.

Our total proved reserves as of December 31, 2009 were 105.5 Bcfe, consisting of 62.4 Bcf of natural gas and 7.2 Mmbbls of oil. The PV-10 of our proved reserves at year end was $212.3 million based on the average of the beginning of each month prices for 2009 of $58.05/bbl and $4.14/mcf. During 2009, we added 5.5 Bcfe through extensions and discoveries, sold 2.2 Bcfe and produced 9.5 Bcfe. In addition, we experienced a downward revision of (21.3) Bcfe largely as a result of well performance at our Chocolate Bayou field (8.3) Bcfe and deletion of proved undeveloped locations at our North Broussard field (10.6) Bcfe due to mapping from 3-D seismic data.

Employees

As of December 31, 2009, we had 48 full time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are good. From time to time, we utilize the services of independent contractors to perform various field and other services.

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

Maintain and Utilize State of the Art Technological Expertise. We expect to maintain and utilize our technical and operations teams’ knowledge of salt-dome structures and multiple stacked producing zones common in the Gulf Coast to enhance our growth prospects and reserve potential. We employ technical advancements, including 3-D seismic data and Pre-stack depth and Reverse-Time migration to identify and exploit new opportunities in our asset base. We also employ the latest directional drilling, completion and fracturing technology in our wells to enhance recoverability and accelerate cash flows.

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

2010 Budget. For 2010 we have targeted a capital budget of between $20 million and $22 million. While we will focus primarily on our development drilling program, we also intend to exploit certain exploration opportunities. Our capital budget will be revised as necessary to stay within our available cash, cash flow and line of credit.

Offices

Our headquarters are located at Two Shell Plaza, 777 Walker Street, Suite 2300, Houston, Texas 77002. Our telephone number is (713) 229-6300.

Core Areas of Operation and Certain Key Properties

As of December 31, 2009, our proved oil and gas reserves were concentrated in 26 producing fields along the Texas and Louisiana Gulf Coast. Almost all fields are characterized as legacy fields discovered by major companies in the mid 1900’s. The fields tend to have stacked multiple producing horizons with production typically between 4,000 and 13,000 feet. Most fields have numerous available wellbores capable of providing workover and recompletion opportunities. Additionally, new 3-D seismic allows definition of numerous updip proved undeveloped locations throughout the fields. The characteristics of these fields allow the Company to record significant proved behind pipe and proved undeveloped reserves in the annual year-end reserve report. At year end 2009, our proved developed producing (PDP) reserves of 40.9 Bcfe were 38.7% of our total oil and gas reserves, the proved developed non-producing (PDNP) of 31.3 Bcfe were 29.7% of the total oil and gas reserves and the proved undeveloped (PUD) of 33.3 Bcfe were 31.6% of the total proved reserves.

Three of our fields, Garden Island Bay, Leeville and Bateman Lake have large acreage positions surrounding piercement salt domes. These fields account for 32% of our total proved oil and gas reserves. We maintain an active workover and recompletion program in each of these fields and have drilled several development wells in the fields since we acquired them. These workovers, recompletions and development wells are designed to maintain or enhance the production rates in each of the fields. Most of these fields have had minimal drilling below 15,000 feet or below the salt layers which provides significant exploratory upside for the Company. 3-D seismic technology and directional drilling techniques perfected in the offshore shelf and deep water environments is providing the Company with several high reserve potential opportunities to drill in 2010 and beyond.

At Garden Island Bay, we completed a new Kirchoff Depth and Reverse Time migration project and depth converted our 3-D seismic data. The Company is seeking partners to participate in drilling an exploratory test well below the salt in this high reserve potential area along with seeking partners for several shallow wells to enhance the field’s near term production and reserves.

At Leeville and Bateman Lake fields, we have formed and maintained private company partnerships to drill new wells in which Dune can elect to participate at varied working interests or be carried for the full cost of the well and maintain an overriding royalty in the resultant production. The deeper potential at Leeville is relatively unexplored and we intend to develop partnerships to explore this potential in the next year or two.

The Chocolate Bayou, South Florence, Comite, North Broussard and Live Oak fields consist of 43% of our total reserves and are characterized as fields with fewer wellbores than the salt dome fields but numerous opportunities for new fault blocks containing unproved reserves that have been identified with new 3-D seismic data. As of December 31, 2009, approximately 43% of our proved undeveloped reserves (PUDs) requiring new wellbores are contained in these fields.

The remaining 18 fields contain approximately 25% of our total proved oil and gas reserves and are characterized by occasional new drilling wells and workovers, but typically do not have the upside opportunities demonstrated in the other fields.

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

In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the present value of proved reserves set forth herein are made using the average of oil and natural gas sales prices on the first day of each of the twelve months during 2009. Estimated quantities of proved reserves and their present value are affected by changes in oil and natural gas prices. The average prices utilized for the purpose of estimating our proved reserves and the present value of proved reserves as of December 31, 2009 were $$58.05 per barrel of oil and $4.13 per Mcf of natural gas.

The following table sets forth our estimated net total oil and natural gas reserves and the PV-10 value of such reserves as of December 31, 2009. The reserve data and the present value as of December 31, 2009 were prepared by DeGolyer and MacNaughton, independent petroleum engineers. For further information concerning our independent engineer’s estimates of our proved reserves as of December 31, 2009, see the reserve report filed as Exhibit 99.1 to this Annual Report on Form 10-K. The PV-10 value is not intended to represent the current market value of the estimated oil and natural gas reserves owned by us. For further information concerning the present value of future net revenues from these reserves, see Note 12 of Notes to Consolidated Financial Statements.

	Oil	Natural Gas	Undiscounted Future Net Revenue	Present value of Proved Reserves Discounted at 10% (1)
	Mbbl	Mmcf	$ thousands	$ thousands
Proved:
Developed Producing	2,803.5	24,040.0	116,111.8	88,575.0
Developed Nonproducing	2,136.9	18,463.5	100,318.8	52,412.9
Proved Undeveloped	2,246.3	19,851.6	119,549.4	71,313.5

Total Proved	7,186.7	62,335.1	335,980.0	212,301.4

Probable:
Developed Producing	4.6	990.7	3,192.3	2,568.4
Developed Nonproducing	72.8	1,947.5	4,897.7	2,303.7
Undeveloped	347.2	1,102.5	15,003.5	10,813.8

Total Probable	424.6	4,040.7	23,093.5	15,685.9

Possible:
Undeveloped	44.0	6,779.5	15,218.0	7,463.8

Total Possible	44.0	6,779.5	15,218.0	7,463.8

(1)	Management believes that the presentation of PV-10 may be considered a non-GAAP financial measure as defined in Item 10(e) of Regulation S-K. Therefore we have included a reconciliation of the measure to the most directly comparable GAAP financial measure (standardized measure of discounted future net cash flows in the table immediately below). Management believes that the presentation of PV-10 value provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because many factors that are unique to each individual company may impact the amount of future income taxes to be paid, the use of the pre-tax measure provides greater comparability when evaluating companies. It is relevant and useful to investors for evaluating the relative monetary significance of our natural gas and oil properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. Management also uses this pre-tax measure when assessing the potential return on investment related to its oil and gas properties and in evaluating acquisition candidates. The PV-10 value is not a measure of financial or operating performance under GAAP, nor is it intended to represent the current market value of the estimated oil and natural gas reserves owned by us. PV-10 should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP.

The table below provides a reconciliation of PV-10 to the standardized measure of discounted future net cash flows:

As of December 31, 2009
(dollars in thousands)
PV-10	$212,301
Future income taxes, discounted at 10%	—

Standardized income of discounted future net cash flows	$212,301

Oil and Natural Gas Volumes, Prices and Operating Expense

The following tables set forth certain information regarding the production volumes, revenue, average prices received and average production costs associated with our sale of oil and natural gas from continuing operations for the three years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
Net Production:
Oil (Bbl)	724,139	884,213
Natural Gas (Mcf)	5,177,317	6,060,093

Natural Gas Equivalent (Mcfe)	9,522,151	11,365,371

Oil and Natural Gas Sales (dollars in thousands):
Oil	$42,383	$88,306
Natural Gas	22,490	58,294

Total	$64,873	$146,600

Average Sales Price:
Oil ($ per Bbl)	$58.53	$99.87
Natural Gas ($ per Mcf)	4.34	9.62

Natural Gas Equivalent ($ per Mcfe)	$6.81	$12.90

Oil and Natural Gas Costs (dollars in thousands):
Lease operating expenses	$21,083	$24,830
Production taxes	5,260	10,710

Average production cost per Mcfe	$2.77	$3.13

Exploration, Development and Acquisition Capital Expenditures

The following table sets forth certain information regarding the gross costs incurred in the purchase of proved and unproved properties and in development and exploration activities.

	Year Ended December 31,
	2009	2008
	(in thousands)
Property acquisition costs	$—	$—
Unproved prospects	477	1,571
Exploration costs	—	115
Development costs	13,543	51,064
ARO costs	594	1,209

Total consolidated operations	14,614	53,959

Asset Retirement Obligation (non-cash)	$1,256	$7,403

Drilling Activity

The following table sets forth our drilling activity during the twelve month periods ended December 31, 2009 and 2008 (excluding wells in progress at the end of the period). In the table, “gross” refers to the total number of wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest therein.

	Year Ended December 31,
	2009		2008
	Gross	Net	Gross	Net
Development wells
Productive	1	0.5	10.0	7.6
Non-productive	—	—	—	—

Exploratory wells
Productive	1	0.825	1.0	0.3
Non-productive	—	—	—	—

Productive Wells

The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2009. Productive wells are wells that are capable of producing natural gas or oil.

	Company Operated		Non-operated		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	94	59.9	5	1.1	99	61.0
Natural Gas	41	23.1	148	1.2	189	24.3

Total	135	83.0	153	2.3	288	85.3

Acreage Data

The following table summarizes our gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2009.

	Developed acres		Undeveloped acres
	Gross	Net	Gross	Net
Gulf Coast Properties (1)	90,028	66,019.1	3,984	2,513.2
Other (2)	—	—	14,250	4,275.0

Total	90,028	66,019.1	18,234	6,788.2

(1)	Undeveloped acreage includes State Lease #19246 at Bayou Couba and rental tracts at Broussard South.
(2)	Other includes Delaware Deep acreage in Sweetwater County, Wyoming.

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

Major Customers

The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues as follows:

2009:
Texon LP	64.06%
Upstream Energy Services	15.47%

2008:
Texon LP	50.42%
Upstream Energy Services	17.42%

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

In connection with the acquisition of Goldking, the Company inherited an environmental contingency which after conducting its due diligence and subsequent testing believes is the responsibility of third parties. However, federal and sate regulators have determined Dune is the responsible party for clean up of this area. Dune had maintained a passive maintenance of this site since it was first discovered after Hurricane Katrina. Costs to date of approximately $800,000 have been covered by the Company’s insurance minus the standard deductibles. The Company still feels other parties have the primary responsibility for this occurrence but is committed to working with various state and federal authorities on resolution of this issue. At this time no estimate of the final cost of remediation or the method of remediation preferred of this site can be determined. The Company’s insurance will continue to cover clean up costs up to $1 million total. At this time the Company can not be certain insurance will cover costs above this level or if the Company can be successful in proving the other parties should be primarily responsible for the cost of remediation.

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

We have operated at a loss each year since inception. Net losses applicable to common shareholders for the fiscal years ended December 31, 2008 and 2009 were $241.7 million and $95.9 million, respectively. Our loss in the fiscal year ended December 31, 2008 was largely attributable to a decrease in commodity prices and proved property impairment expense which was also a result of a drop in commodity prices from the fiscal year ended 2007 to 2008. Our revenues for the fiscal years ended December 31, 2008 and 2009 were $146.6 million and $64.9 million, respectively. We may not be able to generate significant revenues in the future. In addition, we expect to incur substantial operating expenses in connection with our natural gas and oil exploration and development activities. As a result, we may continue to experience negative cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable.

Our leverage and debt service obligations may adversely affect our cash flow.

We have a substantial amount of debt. As of December 31, 2009, we had total debt of $316.3 million, primarily consisting of $292.3 million of our 10-1/2% senior secured notes due 2012 (the “Senior Notes”). There were borrowings of $24.0 million under our $40 million revolving credit facility (“May 2007 Credit Facility”) at year-end, plus $8.5 million of letters of credit were issued against the commitment. Our substantial level of indebtedness could have important consequences to you, including the following:

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

Our ability to generate cash flows from operations and to make scheduled payments on our indebtedness, including the Senior Notes, will depend on our future financial performance. Our future performance will be affected by a range of economic, competitive, legislative, operating and other business factors, many of which we cannot control, such as general economic and financial conditions in our industry or the economy at large. A significant reduction in operating cash flows resulting from changes in economic conditions, increased competition, or other events could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations and prospects and our ability to service our debt, including the Senior Notes, and other obligations. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as reducing or delaying acquisitions and capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking equity capital. We cannot assure you that any of these alternative strategies could be affected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments on the Senior Notes and our other indebtedness.

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

As of the end of our 2009 fiscal year, approximately 31% of our proved reserves were classified as proved undeveloped reserves. These reserves may not ultimately be developed or produced. As a result, we may not find commercially viable quantities of oil and natural gas, which in turn may have a material adverse effect on our results of operations.

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

We depend to a large extent on the services of certain key management personnel, including James A. Watt, our President and Chief Executive Officer, Frank T. Smith, Jr., our Senior Vice President and Chief Financial Officer and our other executive officers and key employees. These individuals have extensive experience and expertise in evaluating and analyzing producing oil and natural gas properties and drilling prospects, maximizing production from oil and natural gas properties, marketing oil and natural gas production and developing and executing financing and hedging strategies. The loss of any of these individuals could have a material adverse effect on our operations. We do not maintain key-man life insurance with respect to any of our employees. Our success will be dependent on our ability to continue to employ and retain skilled technical personnel.

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

In accordance with customary industry practices, we maintain insurance coverage against some, but not all, potential losses in order to protect against the risks we face. We do not carry business interruption insurance. We may elect not to carry insurance if our management believes that the cost of available insurance is excessive relative to the risks presented. In addition, we cannot insure fully against pollution and environmental risks. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations. The impact of recent hurricanes has resulted in escalating insurance costs and less favorable coverage terms.

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

Certain accounting rules may require us to write down the carrying value of our properties when oil and natural gas prices decrease or when we have substantial downward adjustments of our estimated proved reserves, increases in our estimates of development costs or deterioration in our exploration results. Once incurred, a write-down of our oil and natural gas properties is not reversible at a later date. Any write-down would constitute a non-cash charge to earnings and could have a material adverse effect on our results of operations for the periods in which such charges are taken. For example, for the year ended December 31, 2008, we incurred a proved property impairment expense of $125.7 million, which reduced the carrying value of the properties, due to a drop in commodity prices from year end 2007 to year end 2008.

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

We have not historically paid a dividend on our common stock, cash or otherwise, and do not intend to in the foreseeable future. We are currently restricted from paying dividends on common stock by the indenture governing our Senior Notes, the agreement relating to our existing credit facility and, in some circumstances, by the terms of our 10% senior redeemable convertible preferred stock. Any future dividends also may be restricted by our then-existing debt agreements.

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

Item 4.	[Reserved].

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Since May 9, 2005, our common stock has been traded on the NYSE AMEX (“The Exchange”) under the symbol “DNE”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock on The Exchange. Except with respect to the quarter ended December 31, 2009, prices set forth below have not been adjusted for the 1-for-5 reverse split that was effective on December 2, 2009.

2009:	High	Low
Quarter ended December 31, 2009	$0.45	$0.07
Quarter ended September 30, 2009	$0.25	$0.10
Quarter ended June 30, 2009	$0.25	$0.11
Quarter ended March 31, 2009	$0.32	$0.11

2008:	High	Low
Quarter ended December 31, 2008	$0.75	$0.12
Quarter ended September 30, 2008	$1.11	$0.57
Quarter ended June 30, 2008	$1.85	$0.94
Quarter ended March 31, 2008	$2.05	$1.40

The last sales price of our common stock on The Exchange on December 31, 2009 was $0.23 per share. As of February 22, 2010, the closing sale price of a share of our common stock was $0.17. As of February 22, 2010, there were approximately 369 holders of record of our common stock.

On December 28, 2009, we received notice from The Exchange indicating that the Company was not in compliance with certain conditions of The Exchange’s continued listing standards under Section 1003 of the Company Guide. Specifically, The Exchange noted the Company’s failure to comply with (a) Section 1003(a)(i) of the Company Guide relating to stockholders’ equity of less than $2,000,000 and losses from continuing operations and net losses in two out of its three most recent fiscal years; (b) Section 1003(a)(ii) of the Company Guide relating to stockholders’ equity of less than $4,000,000 and losses from continuing operations and net losses in three out of its four most recent fiscal years; and (c) Section 1003(a)(iii) of the Company Guide relating to stockholders’ equity of less than $6,000,000 and losses from continuing operations and net losses in its five most recent fiscal years. As a result, we may be subject to delisting proceedings by the Exchange. We have had communications with the Exchange regarding a plan to achieve compliance but there can be no assurances that the Exchange will grant our request and/or that our common stock will remain listed on The Exchange.

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

There were no repurchases of securities during the fourth quarter of 2009.

During the fourth quarter of 2009, the Company awarded a total of 1,023,780 shares of Restricted Stock to employees and non-employee directors of the Company, pursuant to the Dune Energy, Inc. 2007 Stock Incentive Plan (the “Plan”). In addition, three non-employee directors received a total of 216,665 shares of common stock in lieu of cash compensation for their service as directors during the fourth quarter of 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2009 about our equity compensation plans and arrangements.

Equity Compensation Plan Information—December 31, 2009

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	120,000	(1)(2)	$10.73	1,479,517	(3)
Equity compensation plans not approved by security holders	787,500	(4)(5)	$10.46	200,000	(6)

Total			$10.50

(*)	The number of shares and any exercise prices with respect to awards and equity issuances made prior to December 1, 2009 have been adjusted to give effect to the 1-for-5 reverse stock split adopted, effective as of December 2, 2009.
(1)	Consists of options issued to our directors pursuant to our 2005 Non-Employee Director Incentive Plan (the “2005 Plan”) (i) on October 28, 2005 to purchase up to 60,000 shares of our common stock at an exercise price of $11.75 per share and (ii) on January 24, 2007 to purchase up to 60,000 shares of our common stock at an exercise price of $9.70 per share. The 2005 Plan, which authorized the issuance of up to 400,000 shares in stock awards and options, was approved by stockholders on May 30, 2006.
(2)	Excludes the following shares of restricted stock awarded pursuant to our 2007 Stock Incentive Plan, as amended on December 1, 2009 (as amended, the “2007 Plan”): (i) 248,591 shares of restricted stock awarded to employees during fiscal year 2007, which shares vest over the three years from grant date; (ii) 622,700 shares of restricted stock awarded to employees during fiscal year 2008, which shares vest over the three years from grant date; (iii) 105,412 shares of restricted stock awarded in fiscal year 2008 to certain officers having elected to receive shares in lieu of cash for a portion of their respective bonuses, which shares vest one year from grant date; (iv) 573,780 shares of restricted stock awarded to employees, officers and non-employee consultants during fiscal year 2009, which shares vest over the three years from grant date; and (v) 450,000 shares of restricted stock awarded to certain executive officers during fiscal year 2009, of which 301,500 shares vest over the three years from grant date and 148,500 shares vest in accordance with certain performance-based criteria. The amendment to the 2007 Plan was approved by stockholders on November 30, 2009 and authorizes the issuance of up to 3,200,000 shares in stock awards and options. The initial 2007 Plan was approved by stockholders on May 30, 2006.
(3)	Includes 280,000 shares available under the 2005 Plan and 1,199,518 shares available under our 2007 Plan. The following shares may return to the 2007 Plan or the 2005 Plan, as the case may be, and be available for issuance in connection with a future award: (i) shares covered by an award that expires or otherwise terminates without having been exercised in full; (ii) shares that are forfeited or repurchased by us prior to becoming fully vested; (iii) shares covered by an award that is settled in cash; (iv) shares withheld to cover payment of an exercise price or cover applicable tax withholding obligations; (v) shares tendered to cover payment of an exercise price; and (vi) shares that are cancelled pursuant to an exchange or repricing program.
(4)	Consists of warrants and options granted to our employees, officers, directors and consultants, to the extent vested and exercisable (within the meaning of Rule 13d-3(d)(1) promulgated by the Commission under the Securities and Exchange Act of 1934, as amended) as of December 31, 2009.
(5)	Excludes 407,702 shares of restricted stock awarded in fiscal year 2009 to non-employee directors having elected to receive shares in lieu of cash for a portion of their annual retainer and fees.
(6)	Consists of 200,000 shares of restricted stock awarded pursuant to Restricted Stock Agreement dated April 17, 2007 entered into with one of our executive officers, which shares vest on April 17, 2010.

Set forth below is a description of the individual compensation arrangements or equity compensation plans that were not required to be approved by our security holders pursuant to which the 787,500 shares of our Common Stock included in the chart above were issuable as of December 31, 2009:

•

Option granted February 15, 2005 to a former officer and director in consideration of services performed on our behalf, which option expires February 14, 2010 and is currently exercisable to purchase up to 50,000 shares of our Common Stock at an exercise price of $6.25 per share;

•

Option granted May 12, 2005 to an officer and director in consideration of services performed on our behalf, which option expires May 11, 2010 and is currently exercisable to purchase up to an aggregate of 125,000 shares of our Common Stock at an exercise price of $12.20 per share;

•

Option granted May 12, 2005 to a former officer in consideration of services performed on our behalf, which option expires May 11, 2010 and is currently exercisable to purchase up to an aggregate of 100,000 shares of our Common Stock at an exercise price of $12.20 per share;

•

Option granted August 3, 2005 to employee in consideration of services performed on our behalf, which option expires August 2, 2010 and is currently exercisable to purchase up to 6,000 shares of our Common Stock at an exercise price of $12.70 per share;

•

Warrant issued September 30, 2005 to consultant in consideration of services performed on our behalf, which warrant expires September 29, 2010 and is currently exercisable to purchase up to 64,865 shares of our Common Stock at an warrant exercise price of $9.25 per share;

•

Warrant issued February 1, 2006 to consultant in consideration of services performed on our behalf, which warrant expires January 31, 2011 and is currently exercisable to purchase up to 180,000 shares of our Common Stock at an warrant exercise price of $13.25 per share;

•

Option granted August 28, 2006 to employee in consideration of services performed on our behalf, which option expires April 27, 2011 and is currently exercisable to purchase up to an aggregate of 10,000 shares of our Common Stock at an exercise price of $7.50 per share;

•

Warrant issued September 26, 2006 to consultant in consideration of services performed on our behalf, which warrant expires September 25, 2015 and is currently exercisable to purchase up to 100,000 shares of our Common Stock at a warrant exercise price of $6.75 per share;

•

Option granted January 24, 2007 to a former officer in consideration of services performed on our behalf, which option expires January 23, 2012 and is currently exercisable to purchase up to an aggregate of 40,000 shares of our Common Stock at an exercise price of $9.70 per share;

•

Options granted April 12, 2007 to consultants in consideration of services performed on our behalf, which options expire April 11, 2012 and are currently exercisable to purchase up to 100,000 shares of our Common Stock at an exercise price of $9.35 per share; and

•

Warrants issued April 17, 2007 to our former lender in accordance with anti-dilutive protection contained in the September 26, 2006 warrant agreement with our former lender, resulting in the issuance of additional warrants expiring in September 25, 2015 and exercisable to purchase up to 11,635 shares of our Common Stock at a warrant exercise price of $6.75 per share.

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

Critical Estimates and Accounting Policies

We prepare our consolidated financial statements in this report using accounting principles that are generally accepted in the United States (“GAAP”). GAAP represents a comprehensive set of accounting and disclosure rules and requirements. We must make judgments, estimates, and in certain circumstances, choices between acceptable GAAP alternatives as we apply these rules and requirements. The most critical estimate we make is the engineering estimate of total oil and gas reserves. This estimate affects the application of the successful efforts method of accounting, the calculation of depreciation, depletion, and amortization of oil and gas properties and the estimate of the impairment of our oil and gas properties. It also affects the estimated lives used to determine asset retirement obligations. In addition, the estimates of proved oil and gas reserves are the basis for the related standardized measure of discounted future net cash flows.

Estimated total oil and gas reserves

The evaluation of our oil and gas reserves is critical to management of our operations and ultimately our economic success. Decisions such as whether development of a property should proceed and what technical methods are available for development are based on an evaluation of reserves. These oil and gas reserve quantities are also used as the basis of calculating the unit-of-production rates for depreciation, evaluating impairment and estimating the life of our producing oil and gas properties in our asset retirement obligations. Our total reserves are classified as proved, possible and probable. Proved reserves are classified as either proved developed or proved undeveloped. Proved developed reserves are those reserves which can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves include reserves expected to be recovered from new wells from undrilled proven reservoirs or from existing wells where a significant major expenditure is required for completion and production. Probable reserves are those additional reserves that are less certain to be recovered than proved reserves and when probabilistic methods are used, there should be at least a 50% probability that the actual quantities recovered will equal or exceed the proved plus probable estimates. Possible reserves are those additional reserves that are less certain to be recovered than probable reserves and when probabilistic methods are used, there should be at least a 10% probability that the total quantities ultimately recovered will equal or exceed proved plus probable plus possible reserve estimates.

Independent reserve engineers prepare the estimates of our oil and gas reserves presented in this report based on guidelines promulgated under GAAP and in accordance with the rules and regulations of the Securities and Exchange Commission. The evaluation of our reserves by the independent reserve engineers involves their rigorous examination of our technical evaluation and extrapolations of well information such as flow rates and reservoir pressure declines as well as other technical information and measurements. Reservoir engineers interpret these data to determine the nature of the reservoir and ultimately the quantity of total oil and gas reserves attributable to a specific property. Our total reserves in this report include only quantities that we expect to recover commercially using current prices, costs, existing regulatory practices and technology. While we are reasonably certain that the total reserves will be produced, the timing and ultimate recovery can be affected by a number of factors including completion of development projects, reservoir performance, regulatory approvals and changes in projections of long-term oil and gas prices. Revisions can include upward or downward changes in the previously estimated volumes or reserves for existing fields due to evaluation of (1) already available geologic, reservoir or production data or (2) new geologic or reservoir data obtained from wells. Revisions can also include changes associated with significant changes in development strategy, oil and gas prices or production equipment/facility capacity.

Standardized measure of discounted future net cash flows

The standardized measure of discounted future net cash flows relies on these estimates of oil and gas reserves using commodity prices and costs at year-end. Oil and condensate prices were calculated for each property using differentials to an average for the year of the first of the month ConocoPhillips WTI price of $57.80 per barrel and were held constant for the lives of the property. The weighted average price over the lives of the properties was $58.05 per barrel. Gas prices were calculated for each property using the differentials to an average for the year of the first of the month Henry Hub Louisiana Onshore price of $3.87 per million British thermal units and were held constant for the lives of the properties. The weighted average price over the lives of the properties was $4.135 per thousand cubic feet. The standardized measure is based on the average of the beginning of the month pricing for 2009. While we believe that future operating costs can be reasonably estimated, future prices are difficult to estimate since the market prices are influenced by events beyond our control. Future global economic and political events will most likely result in significant fluctuations in future oil prices.

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

While it is typical for companies that drill exploration wells to incur dry hole costs, our primary activities during 2009 focused on development wells and our exploratory drilling activities were immaterial. Nevertheless, we will selectively expand our exploration drilling in the future. It is impossible to accurately predict specific dry holes. Because we can not predict the timing and magnitude of dry holes, quarterly and annual net income can vary dramatically.

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

Depreciation, Depletion and Amortization of Oil and Gas Properties

The unit-of-production method of depreciation, depletion and amortization of oil and gas properties under the successful efforts method of accounting is applied pursuant to the simple multiplication of units produced by the costs per unit on a field by field basis. Leasehold cost per unit is calculated by dividing the total cost by the estimated total proved oil and gas reserves associated with that field. Well cost per unit is calculated by dividing the total cost by the estimated total proved developed oil and gas reserves associated with that field. The volumes or units produced and asset costs are known and while the proved reserves have a high probability of recoverability, they are based on estimates that are subject to some variability. The factors which create this variability are included in the discussion of estimated total oil and gas reserves above.

Impairment of Oil and Gas Properties

We test for impairment of our properties based on estimates of proved reserves. Proved oil and gas properties are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. We estimate the future undiscounted cash flows of the affected properties to judge the recoverability of the carrying amounts. Initially this analysis is based on proved reserves. However, when we believe that a property contains oil and gas reserves that do not meet the defined parameters of proved reserves, an appropriately risk adjusted amount of these reserves may be included in the impairment evaluation. These reserves are subject to much greater risk of ultimate recovery. An asset would be impaired if the undiscounted cash flows were less than it carrying value. Impairments are measured by the amount by which the carrying value exceeds its fair value.

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

Asset Retirement Obligation

The Company follows FASB ASC 410 – Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. The fair value of asset retirement obligation liabilities has been calculated using an expected present value technique. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. A five percent market risk premium was included in the Company’s Asset Retirement Obligation fair value estimate. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period and the capitalized cost is amortized over the useful life of the related asset. Upon retirement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard requires the Company to record a liability for the fair value of the dismantlement and plugging and abandonment costs, excluding salvage values.

Derivatives

Derivative financial instruments, utilized to manage or reduce commodity price risk related to Dune’s production, are accounted for under the provisions of FASB ASC 815—Derivatives and Hedging. Under this statement, derivatives are carried on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivatives are recorded in other comprehensive income or loss and are recognized in the statement of operations when the hedged item affects earnings. If the derivative is not designated as a hedge, changes in the fair value are recognized in other expense. Ineffective portions of changes in the fair value of cash flow hedges are also recognized in loss on derivative liabilities.

Effective January 1, 2008, the Company discontinued, prospectively, the designation of its derivatives as cash flow hedges. The net derivative loss related to the discontinued cash flow hedges, as of December 31, 2007, continued to be reported in accumulated other comprehensive loss through December 31, 2009 and were charged to loss as the volumes underlying the cash flow hedges were realized. Beginning January 1, 2008, the gain or loss on derivatives is recognized currently in earnings.

Stock-based compensation

The Company follows the provisions of FASB ASC 718—Stock Compensation. The statement requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values on the date of the grant. Due to significant declines in the price of Dune’s stock since the issuance of many employee grants, stock-based compensation amounts are high compared to current values.

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

Our properties now cover over 90,000 gross acres across 26 oil and natural gas fields onshore and in state waters along the Texas and Louisiana Gulf Coast.

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

In 2009 we invested $14.0 million in oil and gas properties. The investment added 5.5 Bcfe through extensions and discoveries. We produced 9.5 Bcfe during the year. Revisions of previous estimates were 21.3 Bcfe negative largely due to a 8.3 Bcfe negative performance revision at the Wieting #30 in our Chocolate Bayou field and a 10.6 Bcfe negative revision of PUD reserves at our North Broussard field due to mapping from 3-D seismic.

Capital Costs ($000):	Year Ended 2009	Year Ended 2008	Two Years Ended 12/31/09
Acquisitions—Proved	$—	$—	$—
Acquisitions—Unproved	477	1,571	2,048
Exploration	—	115	115
Development	13,543	51,064	64,607

Total CAPEX before ARO	14,020	52,750	66,770
ARO Costs	594	1,209	1,803

Total CAPEX including ARO	$14,614	$53,959	$68,573

Asset Retirement Obligation (non-cash)	$1,256	$7,403	$8,659

Proved Reserves (Mmcfe):
Beginning	132,998	175,347	175,347
Production	(9,522)	(12,781)	(22,303)
Purchases	—	—	—
Sale of reserves	(2,205)	(32,065)	(34,270)
Discoveries & Extensions	5,508	13,481	18,989
Revisions	(21,304)	(10,984)	(32,288)

Ending Reserves	105,475	132,998	105,475

Reserve Additions before Revisions (Mmcfe)	5,508	13,481	18,989
Reserve Additions after Revisions (Mmcfe)	(15,796)	2,497	(13,299)

The implementation of our strategy requires that we continually incur significant capital expenditures in order to replace current production and find and develop new oil and gas reserves. In order to finance our capital and exploration program, we depend on cash flow from operations or bank debt and equity offerings as discussed below in Liquidity and Capital Resources.

Liquidity and Capital Resources

During fiscal 2009 compared to fiscal 2008, net cash flow provided by all operating activities decreased by $34.6 million to ($11.1) million. This decline was primarily attributable to an $81.7 million decline (56%) in total revenue to $64.9 million, which was precipitated by a 41% drop in the average oil price from $99.87 per barrel to $58.53 per barrel and a 55% fall in the average natural gas price from $9.62 per Mcf to $4.34 per Mcf. Total revenues and resulting cash flow were also negatively influenced by a 16% slump in average hydrocarbon production from 31.05 Mmcfe per day to 26.09 Mmcfe per day.

Our current assets stood at $32.8 million on December 31, 2009. Cash on hand at year-end was $15.1 million, which is essentially unchanged from $15.5 million at the end of calendar year 2008. Accounts payable has been reduced again year-over-year. This time it has fallen by $9.9 million (46%) to $11.8 million at year end 2009.

The financial statements reflect a dramatic reduction in drilling and facilities upgrade program in response to the precipitous hydrocarbon price decline during the year. Capital investment in oil and gas related functions for the year totaled $14 million and involved primarily workover and extension drilling designed to offset declining production volume. This was a dramatic reversal from the $52.8 million spent during the more favorable pricing environment of 2008. As we operate the majority of our properties, we control the timing and amount of expenditures and are able to adjust quickly to changes in commodity prices and other variables that may have a material impact on liquidity and cash flow.

Availability under our revolving line of credit was reset from $40 million to $34.95 million at the beginning of the year as a result of a decline in eligible reserves at Comite and South Florence fields. During the third quarter of 2009, availability was returned to $40 million with the mid-year 2009 reserve report due to an increase in eligible reserves as a result of a workover at Comite and improved pricing metrics. As of December 31, 2009, $24 million of borrowings were outstanding as compared to no borrowings under our credit facility at December 31, 2008. This was also up from $17 million outstanding at the end of the third quarter of 2009 due to working capital requirements.

Our credit agreement requires that Dune hedge between 50% and 80% of production from proved developed producing oil and gas reserves for a rolling six month period. We currently have 55% of this production hedged over the next six months and 55% over the next twelve months. Effectively all of the hedging instruments are collars. For January 2010, the lowest floor for oil is $55 and the highest ceiling is $81.60. The lowest floor for natural gas is $5.00 and the highest is $6.60. For the remainder of 2010, there are two collars. The crude oil collar is $60.00/$88.10 and the natural gas collar is $4.50/$7.68.

Semi-annual interest of $15.75 million on our 10  1/2% Senior Secured Notes due 2012 was paid on December 31, 2009 and is due semi-annually thereafter. The principal on the Senior Secured Notes is not due until 2012.

Shares of our Senior Redeemable Convertible Preferred Stock are not redeemable until December 1, 2012 or upon a change in control. Dividends are payable quarterly beginning September 1, 2007 with the Company having the option of paying any dividend on the Preferred Stock in shares of common stock, shares of Preferred Stock or cash.

Our primary sources of liquidity are cash provided by operating activities, debt financing, and possibly entering into farmout or joint development agreements with respect to future drilling opportunities on existing acreage. The strength of our current cash position and remaining availability under our revolver put us in a favorable position to meet our financial obligations and ongoing capital programs.

For 2010, capital spending will be targeted at between $20 million and $22 million. The exact amount will depend upon individual well performance results, cash flow and, where applicable, partner negotiations on the timing of drilling operations. As previously indicated, the fact that we operate a majority of our properties affords us with the opportunity to reduce or increase our capital expenditure program depending on available cash flow and outside liquidity.

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2009:

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Contractual obligations:
Debt and interest	$400,125	$31,500	$368,625	$—	$—
Office lease	1,402	801	601	—	—

Total	$401,527	$32,301	$369,226	$—	$—

Changes in our working capital accounts from 2008 to 2009 reflect a $9.9 million reduction in accounts payable.

Results of Operations

Comparison of 2009 and 2008

Year-over-year production decreased 16% to 9,521 Mmcfe in 2009 compared to 11,364 Mmcfe in 2008. This decrease was caused by normal reservoir declines and a very limited capital reinvestment program. Additionally, significant reductions in both oil and gas prices were incurred during this time period. The following table reflects the increase (decrease) in oil and gas sales revenue due to changes in price and volume:

	2009	% Increase (Decrease)	2008	% Increase (Decrease)	2007
Oil production volume (Mbbls)	724	(18%)	884	56%	568
Oil sales revenue ($000)	$42,383	(52%)	$88,306	97%	$44,892
Price per Bbl	$58.53	(41%)	$99.87	26%	$79.04
Increase (decrease) in oil sales revenue due to:
Change in prices	$(36,565)		$11,831
Change in production volume	(9,358)		31,583

Total increase (decrease) in oil sales revenue	$(45,923)		$43,414

Gas production volume (Mmcf)	5,177	(15%)	6,060	62%	3,731
Gas sales revenue	$22,490	(61%)	$58,294	122%	$26,308
Price per Mcf	$4.34	(55%)	$9.62	36%	$7.05
Increase (decrease) in gas sales revenue due to:
Change in prices	$(31,994)		$9,589
Change in production volume	(3,810)		22,397

Total Increase (decrease) in gas sales revenue	$(35,804)		$31,986

Total production volume (Mmcfe)	9,521	(16%)	11,364	59%	7,139
Total revenue	$64,873	(56%)	$146,600	106%	$71,200
Price per Mcfe	$6.81	(47%)	$12.90	29%	$9.97
Increase (decrease) in revenue due to:
Change in prices	$(69,169)		$21,420
Change in production volume	(12,558)		53,980

Total increase (decrease) in revenue	$(81,727)		$75,400

Revenues

Revenues for the year ended December 31, 2009 totaled $64.9 million as compared to $146.6 million for the year ended December 31, 2008. Production volumes for 2009 were 724 Mbbls of oil and 5.2 Bcf of natural gas or 9.5 Bcfe. This compares to 884 Mbbls of oil and 6.1Bcf of natural gas or 11.4 Bcfe for 2008. In 2009, the average sales price per barrel of oil was $58.53 and $4.34 per mcf for natural gas as compared to $99.87 per barrel and $9.62 per mcf, respectively for 2008. The primary reasons behind the decrease in revenue were lower production and lower average sales prices in 2009 versus 2008. Average price received per Mcfe produced was $6.81 in 2009 versus $12.90 in 2008 or a decline of 47%.

Operating expenses

Lease operating expense and production taxes

The following table presents the major components of Dune’s lease operating expense for the last two years on a per Mcfe basis:

	Years Ending December 31,
	2009		2008
	Total	Per Mcfe	Total	Per Mcfe
Direct operating expense	$21,083	$2.21	$24,830	$2.18
Workovers	1,906	0.20	5,456	0.48
Ad Valorem taxes	1,108	0.12	1,258	0.11
Production taxes	5,260	0.55	10,710	0.94
Transportation	2,526	0.27	1,247	0.11

	$31,883	$3.35	$43,501	$3.82

Lease operating expense for the year ended December 31, 2009 totaled $31.9 million versus $43.5 million for the year ended December 31, 2008 representing a reduction of $11.6 million or 27%. This translated to a decrease of $0.47/Mcfe to $3.35/Mcfe on a volume basis. This reduction reflects the Company’s efforts to reduce operating costs as well as limit capital reinvestment in the form of workovers.

Exploration Expenses

There was no exploration expense for the year ended December 31, 2009 compared to $0.1 million in 2008. This result reflects the Company’s continuing focus on drilling development wells in order to convert proved undeveloped to proved developed reserves.

Accretion of asset retirement obligation

Accretion expense for asset retirement obligations increased $0.7 million during the year ended December 31, 2009 compared to 2008. This increase reflects the impact of upward revisions in estimated abandonment costs at December 31, 2008 which is reflected in the 2009 accretion expense.

Depletion, depreciation and amortization (DD&A)

For the year ended December 31, 2009, DD&A decreased to $35.4 million versus $56.7 million in 2008 representing a decrease of $21.3 million. This decrease reflects the impact of the 2008 impairment on the Company’s oil and gas properties of $125.7 million which directly impacts the depletable base for DD&A purposes. This reduction in the depletable base along with a 16% reduction in production volumes resulted in a 38% reduction in DD&A expense in 2009.

General and administrative expense (G&A expense)

G&A expense totaled $14.3 million for the year ended December 31, 2009 compared to $18.5 million for the same period of 2008 yielding a $4.2 million reduction. This decrease consists of a $1.2 million decline in non-cash stock-based compensation. The $3.0 million decrease in cash G&A is attributable to a reduction in total personnel to 48 employees from 52 a year earlier, no accrual for bonus payments in 2009 and strict cost controls in all areas.

Impairment of oil and gas properties

Dune recorded an impairment of oil and gas properties of $2.9 million for the year ended December 31, 2009 compared to an impairment of $125.7 million for the year ended December 31, 2008. The 2008 impairment was related to dramatically lower commodity prices at year end 2008 versus the same level in 2007 resulting in significant impairment in two of the Company’s major fields. The 2009 impairment was primarily isolated to one non-core Wyoming field which did not perform as anticipated when the well was completed.

Other income (expense)

Interest income

Interest income for the year ended December 31, 2009 was $0.5 million less than 2008. This was the result of using our cash balances to support working capital and contribute to the capital program.

Interest expense

Interest expense for the year ended December 31, 2009 amounted to $35.2 million compared to $35.0 million in 2008.

Gain (loss) on derivative liabilities

The Company recognized a loss on derivatives of ($2.8) million for the year ended December 31, 2009, composed of an unrealized loss on changes in mark-to-market valuations of ($9.5) million and a realized gain on cash settlements of $6.7 million. This compares to a gain of $4.1 million, composed of an unrealized gain on changes in mark-to-market valuations of $13.4 million and a realized loss on cash settlements of ($9.3) million, for the year ended December 31, 2008.

Income tax benefit

As a result of the Goldking acquisition in the second quarter of 2007, the Company had significant deferred tax liabilities in excess of its deferred tax assets. Management determined that a valuation allowance was no longer necessary as the realization of its deferred tax assets was more likely than not. Consequently, in 2008 the Company recorded an income tax benefit of $20.5 million for continuing operations and $9.4 million for discontinued operations.

At December 31, 2008, the Company had fully utilized its deferred tax liability associated with the Goldking acquisition and established a valuation allowance against its net deferred tax assets. The Company is no longer in a position to record an income tax benefit against future losses. Consequently, no income tax benefit was recorded in 2009.

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

Net Loss available to common shareholders

For the year ended December 31, 2009, net loss available to common shareholders decreased $145.9 million from the comparable 2008 period. This decrease reflects the impact of an ($81.7) million reduction in revenues, an increase in loss on derivatives of ($6.9) million and a ($20.5) million reduction in income tax benefit. This was offset by a $36.5 million reduction in operating expenses, a $122.8 million decrease in the impairment of oil and gas properties, a $32.4 million reduction in the loss on discontinued operations and a $63.9 million reduction in Preferred Stock dividends.

New Accounting Pronouncements

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative non governmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP but it is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of the Codification during the period ended September 30, 2009 and the adoption did not have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855) to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of ASC 855 for the period ended June 30, 2009. There was no impact on the Company’s operating results, financial position or cash flows.

In December 2008, the SEC issued Release No. 33-8995, Modernization of Oil and Gas Reporting (ASC 2010-3), which amends the oil and gas disclosures for oil and gas producers contained in Regulations S-K and S-X. The goal of Release No. 33-8995 is to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves. Energy companies affected by Release No. 33-8995 are now required to price proved oil and gas reserves using the unweighted arithmetic average of the price on the first day of each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based on future conditions. SEC Release No. 33-8995 is effective beginning for financial statements for fiscal years ending on or after December 31, 2009. The impact on the Company’s operating results, financial position and cash flows has been recorded in the financial statements.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2009. As described below under Management’s Annual Report on Internal Control over Financial Reporting, our CEO and CFO have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Management’s Annual Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s Management and Directors regarding the reliability of financial reporting and the preparation of published financial statements. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

Malone & Bailey, P.C., our independent registered public accounting firm who also audited the Company’s consolidated financial statements, has issued its own attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, which is filed herewith.

(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Dune Energy, Inc.

Houston, Texas

We have audited Dune Energy, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dune Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dune Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dune Energy, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity(deficit), and cash flows for the years then ended and our report dated March 25, 2010 expressed an unqualified opinion thereon.

/s/  MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 25, 2010

Item 9B.	Other Information.

On November 30, 2009, we held a special meeting of our stockholders, seeking approval of (i) a 1-for-5 reverse stock split on our outstanding shares of common stock and (ii) an amendment to our 2007 Incentive Stock Plan which would authorize an additional 7 million shares (pre-split) to be reserved for issuance under the Plan. The results of the voting were as follows:

Proposal	Votes For	Votes Against	Abstentions	Broker Non-Votes
Reverse Stock Split	108,078,859	17,068,171	166,637	-0-
Amendment to Plan	77,991,316	5,631,427	320,061	41,370,863

Based on the foregoing, the reverse stock split was effective on December 2, 2009. Unless otherwise indicated, all references herein to outstanding shares are on a post-split basis.

On March 23, 2010, we entered into a Third Amendment to our senior credit agreement. Among other things, the Third Amendment extended the Maturity Date thereunder from May 15, 2010 to the earlier of March 31, 2011, or the date that is 90 days prior to the earliest date on which any principal amount of our Senior Secured Notes is scheduled to become due and payable. In addition, the $10 million minimum liquidity requirement was removed in favor of new monthly covenants with respect to cumulative EBITDA and minimum monthly production. Going forward, we will also be required to maintain a minimum of $80 million of proved developed producing reserves. An annual ceiling was also placed on our capital expenditures. The borrowing rate options have been increased to LIBOR plus 5% or Base Rate plus 5% and letter of credit fees are now 3.5%. A minimum floor of 1% has also been placed under the LIBOR rate. The non-use fee under our credit agreement has been increased to 0.75%. The borrowing base calculation is based solely on 65% of proved developed producing reserves and the hydrocarbon pricing assumptions used are to be the lower of a formula based on the NYMEX strip or the price deck utilized by our senior lenders then in effect. Finally, there is a $500,000 closing fee and an early termination fee.

PART III

The information required by Part III will be incorporated by reference into this Form 10-K from the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The response to this item is submitted in a separate section of this report.

(a)(3) Exhibits

Exhibit Nos.	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.1.1	Certificate of Amendment of Certificate of Incorporation (2)
3.2	Amended and Restated By-Laws (3)
4.1	Certificate of Designations, dated May 15, 2007, for 10% Senior Redeemable Convertible Preferred Stock of the Company (4)
4.1.1	Certificate of Correction to Certificate of Designations, dated February 26, 2008 (11)
4.2	Form of Placement Agent Warrant (5)
4.3	Form of Investor Registration Rights Agreement (5)
4.4	Form of Warrant, dated as of September 26, 2006, from Company to Bernard National Senior Funding, Ltd. and Drawbridge Special Opportunities Fund LP (6)
4.5	Indenture, dated May 15, 2007, among the Company, each of Dune Operating Company and Vaquero Partners LLC, as guarantors, and The Bank of New York, as trustee and collateral agent (4)
4.6	First Supplement to Indenture dated as of December 30, 2008 (12)
4.7	Form of Global 10 1/2% Senior Secured Exchange Note due 2012 (11)
10.1	Employment Agreement, dated April 17, 2007, between the Company and James A. Watt (7)
10.1.1	Amended and Restated Employment Agreement, dated as of December 30, 2008 between the Company and James A. Watt (12)
10.1.2	Employment Agreement, dated as of October 1, 2009, between the Company and James A. Watt (15)
10.2	Employment Agreement, dated April 17, 2007, between the Company and Alan Gaines (7)
10.2.1	Amendment to Employment Agreement of Alan Gaines dated May 9, 2007 (2)
10.2.2	Amended and Restated Employment Agreement, dated as of December 30, 2008 between the Company and Alan Gaines (12)
10.2.3	Employment Agreement, dated as of February 16, 2009, between the Company and Alan Gaires (16)
10.3	Employment Agreement dated as of April 17, 2007, between the Company and Amiel David (7)
10.3.1	Amendment to Employment Agreement of Amiel David dated May 9, 2007 (2)
10.3.2	Amended and Restated Employment Agreement, dated as of December 30, 2008 between the Company and Amiel David (12)
10.4	Restricted Stock Agreement, dated April 17, 2007, between the Company and James A. Watt (7)
10.4.1	Restricted Stock Agreement (Performance Based), dated October 1, 2009, between the Company and James A. Watt (15)
10.4.2	Restricted Stock Agreement (Time-Vesting), dated October 1, 2009, between the Company and James A. Watt (15)
10.5	Restricted Stock Agreement, dated April 17, 2007, between the Company and Alan Gaines (7)
10.6	Restricted Stock Agreement, dated April 17, 2007, between the Company and Frank T. Smith, Jr. (7)
10.6.1	Restricted Stock Agreement (Performance Based), dated October 1, 2009, between the Company and Frank T. Smith, Jr. (15)
10.6.2	Restricted Stock Agreement (Time-Vesting), dated October 1, 2009, between the Company and Frank T. Smith, Jr. (15)

Exhibit Nos.	Description
10.7	Exploration and Development Agreement between Company and American Natural Energy Corporation, dated effective as of August 26, 2005(8)
10.8	Stock Purchase and Sale Agreement dated effective April 13, 2007 between the Company and Goldking Energy Holdings, L.P. (7)
10.9	Form of Registration Rights Agreement (7)
10.10	Purchase Agreement dated as of May 1, 2007 between the Company and Jefferies & Company, Inc. (10)
10.11	Notes Registration Rights Agreement, dated May 15, 2007, between the Company and Jefferies & Company, Inc. (4)
10.12	Preferred Stock Registration Rights Agreement, dated May 15, 2007, between the Company and Jefferies & Company, Inc. (4)
10.13	Security Agreement, dated May 15, 2007, among The Bank of New York, as collateral agent, and each of the Company, Goldking Operating Company and Vaquero Partners LLC, as grantors, and Dune Operating Company and Goldking Energy Corporation, as guarantors (4)
10.14	Intercreditor Agreement, dated May 15, 2007, among Wells Fargo Foothills, Inc., The Bank of New York and the Company, among others named therein (4)
10.15	Credit Agreement dated May 15, 2007 among the Company, its subsidiaries named therein as borrowers, its subsidiaries named therein as guarantors, certain lenders named therein and Wells Fargo Foothill, Inc., as arranger and administrative agent (4)
10.16	First Amendment to Credit Agreement dated as of August 4, 2008 (13)
10.17*	Third Amendment to Credit Agreement dated as of March 23, 2010
10.18	Purchase and Sale Agreement, dated as of June 30, 2008 between the Company and Pioneer Natural Resources, Inc. (14)
10.19	First Amendment to Purchase and Sale Agreement dated as of July 31, 2008 (13)
10.20	1992 ISDA Master Agreement, together with Schedule, dated May 15, 2007 among Wells Fargo Foothill, Inc. and the Company (4)
14.1	Code of Conduct and Ethics(11)
21.1*	List of Subsidiaries
23.1*	Consent of DeGolyer and MacNaughton, independent petroleum engineers
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, by Chief Financial Officer
99.1*	Reserve Report Of Independent Engineer

*	Indicates filed herewith
(1)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, and incorporated by reference herein.
(2)	Previously filed as an exhibit to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2007, and incorporated by reference herein.
(3)	Previously filed as an exhibit to the Company’s Report on Form 8-K, filed on May 19, 2004, and incorporated by reference herein.
(4)	Previously filed as an exhibit to the Company’s Report on Form 8-K, filed May 21, 2007, and incorporated by reference herein.
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for year ended December 31, 2006, and incorporated by reference herein.
(6)	Previously filed as an exhibit to the Company’s Report on Form 8-K, filed on September 28, 2006, and incorporated by reference herein.

(7)	Previously filed as an exhibit to the Company’s Report on Form 8-K, filed April 18, 2007, and incorporated by reference herein.
(8)	Previously filed as an exhibit to the Company’s Report on Form 8-K, filed on October 24, 2005, and incorporated by reference herein.
(9)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed on July 24, 2006, and incorporated by reference herein.
(10)	Previously filed as an exhibit to the Company’s Report on Form 8-K, filed May 4, 2007, and incorporated by reference herein.
(11)	Previously filed as an exhibit to the Company’s Report on Form 10-K filed on March 10, 2008, and incorporated by reference herein.
(12)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed on December 30, 2008, and incorporated by reference herein.
(13)	Previously filed as an exhibit to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2008, and incorporated by reference herein.
(14)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed on July 7, 2008, and incorporated by reference herein.
(15)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed on October 5, 2009, and incorporated by reference herein.
(16)	Previously filed as an exhibit to the Company’s Report on Form 8-K filed on February 18, 2009, and incorporated by reference herein.

DUNE ENERGY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Dune Energy, Inc

Houston, Texas

We have audited the accompanying consolidated balance sheets of Dune Energy, Inc (a Delaware Corporation) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dune Energy, Inc as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dune Energy, Inc’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria), and our report dated March 25, 2010 expressed an unqualified opinion thereon.

/s/    MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 25, 2010

Dune Energy, Inc.

Consolidated Balance Sheets

	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$15,053,571	$15,491,532
Accounts receivable, net of reserve for doubtful accounts of $0 and $396,629	15,026,945	14,477,918
Prepayments and other current assets	2,724,666	6,910,422
Derivative assets	—	4,015,219

Total current assets	32,805,182	40,895,091

Oil and gas properties, using successful efforts accounting—proved	593,661,488	578,074,569
Less accumulated depreciation, depletion, amortization and impairment	(260,548,612)	(222,876,172)

Net oil and gas properties	333,112,876	355,198,397

Property and equipment, net of accumulated depreciation of $2,247,220 and $1,406,927	1,215,123	2,086,313
Deferred financing costs, net of accumulated amortization of $1,565,280 and $970,068	1,026,445	1,621,657
Other assets	4,427,826	2,250,868

	6,669,394	5,958,838

TOTAL ASSETS	$372,587,452	$402,052,326

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,760,370	$21,662,965
Accrued liabilities	21,656,922	20,038,900
Derivative liability	1,596,545	—
Short-term debt	1,579,308	2,013,699
Preferred stock dividend payable	1,985,000	2,446,985

Total current liabilities	38,578,145	46,162,549
Long-term debt, net of discount of $7,737,553 and $10,393,213	316,262,447	289,606,787
Other long-term liabilities	18,051,230	15,732,483

Total liabilities	372,891,822	351,501,819

Commitments and contingencies	—	—
Redeemable convertible preferred stock, net of discount of $7,205,812 and $9,179,927, liquidation preference of $1,000 per share, 750,000 shares designated, 192,050 and 236,805 shares issued and outstanding	184,844,188	227,625,073
STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 1,000,000 shares authorized, 250,000 shares undesignated, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 39,801,796 and 19,225,816 shares issued and outstanding	39,802	19,226
Treasury stock, at cost (68,089 and 6,802 shares)	(48,642)	(8,332)
Additional paid-in capital	97,600,721	50,232,715
Accumulated other comprehensive loss	—	(3,709,177)
Accumulated deficit	(282,740,439)	(223,608,998)

Total stockholders’ deficit	(185,148,558)	(177,074,566)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$372,587,452	$402,052,326

See summary of significant accounting policies and notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2009	2008
Revenues	$64,873,255	$146,599,698

Operating expenses:
Lease operating expense and production taxes	31,882,904	43,501,273
Exploration expense	—	114,950
Accretion of asset retirement obligation	1,643,503	911,012
Depletion, depreciation and amortization	35,354,218	56,692,441
General and administrative expense	14,321,383	18,470,758
Impairment of oil and gas properties	2,874,000	125,694,000

Total operating expense	86,076,008	245,384,434

Operating loss	(21,202,753)	(98,784,736)

Other income(expense):
Interest income	45,054	501,591
Interest expense	(35,192,809)	(35,022,056)
Gain (loss) on derivative liabilities	(2,780,933)	4,071,507

Total other income(expense)	(37,928,688)	(30,448,958)

Loss from continuing operations before income taxes	(59,131,441)	(129,233,694)
Income tax benefit	—	20,505,873

Loss from continuing operations	(59,131,441)	(108,727,821)

Discontinued operations:
Income (loss) from operations of Barnett Shale Properties (including impairment of $43,895,525 in 2008)	—	(41,815,505)

Income tax benefit (expense)	—	9,423,563

Income (loss) on discontinued operations	—	(32,391,942)

Net loss	(59,131,441)	(141,119,763)
Preferred stock dividend	(36,727,085)	(100,597,155)

Net loss available to common shareholders	$(95,858,526)	$(241,716,918)

Net loss per share:
Basic and diluted from continuing operations	$(3.44)	$(11.79)
Basic and diluted from discontinued operations	—	(1.82)

Total basic and diluted	$(3.44)	$(13.61)

Weighted average shares outstanding:
Basic and diluted	27,846,561	17,763,632
Comprehensive loss:
Net loss	$(59,131,441)	$(141,119,763)
Other comprehensive income	3,709,177	51,936

Comprehensive loss	$(55,422,264)	$(141,067,827)

See summary of significant accounting policies and notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(59,131,441)	$(141,119,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	—	32,391,942
Depletion, depreciation and amortization	35,354,218	56,692,441
Amortization of deferred financing costs and debt discount	3,250,872	2,961,426
Stock-based compensation	4,145,712	5,282,671
Realized gain on sale of investment	—	(146,210)
Impairment of oil and gas properties	2,874,000	125,694,000
Exploration expense	—	114,950
Accretion of asset retirement obligation	1,643,503	911,012
Loss (gain) on derivative liabilities	9,506,580	(13,358,724)
Deferred tax benefit	—	(20,505,873)
Changes in:
Accounts receivable	(774,980)	16,082,845
Prepayments and other assets	931,379	(2,448,783)
Payments made to settle asset retirement obligations	(594,476)	(1,208,920)
Accounts payable and accrue liabilities	(8,261,725)	(45,146,857)

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	(11,056,358)	16,196,157
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	7,304,552

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(11,056,358)	23,500,709

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved and unproved properties	(14,020,179)	(52,750,005)
Deposits	—	500,000
Proceeds from sale of investment	—	424,098
Purchase of furniture and fixtures	(4,452)	(546,886)
Decrease (increase) in other assets	1,077,419	(21,145)

NET CASH USED IN INVESTING ACTIVITIES—CONTINUING OPERATIONS	(12,947,212)	(52,393,938)
NET CASH USED IN INVESTING ACTIVITIES—DISCONTINUED OPERATIONS	—	27,653,027

NET CASH USED IN INVESTING ACTIVITIES	(12,947,212)	(24,740,911)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	24,000,000	28,100,000
Proceeds from short-term debt	2,030,539	2,589,057
Payments on long-term debt	—	(28,100,000)
Payments on short-term debt	(2,464,930)	(2,629,049)

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,565,609	(39,992)

NET CHANGE IN CASH BALANCE	(437,961)	(1,280,194)
Cash balance at beginning of period	15,491,532	16,771,726

Cash balance at end of period	$15,053,571	$15,491,532

SUPPLEMENTAL DISCLOSURES
Interest paid	$31,881,106	$32,060,629
Income taxes paid	—	—
NON-CASH DISCLOSURES
Redeemable convertible preferred stock dividends	$34,752,970	$98,833,909
Asset retirement obligation revision	1,256,447	7,402,701
Accretion of discount on preferred stock	1,974,115	1,763,246
Common stock issued for conversion of preferred stock	71,547,000	16,441,000

See summary of significant accounting policies and notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years ended December 31, 2009 and 2008

					Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	15,851,639	15,852	—	—	56,142,986	(3,831,228)	(82,489,235)	(30,161,625)
Conversion of preferred stock	2,651,416	2,651			16,438,349			16,441,000
Purchase of treasury stock			(6,802)	(8,332)	8,332			—
Amortization and reclass of OCI						122,051		122,051
Restricted stock issued	801,178	801			(801)			—
Restricted stock cancelled	(90,310)	(90)			90			—
Stock issued for cashless exercise of stock options	11,893	12			(12)			—
Stock-based compensation					5,282,671			5,282,671
Preferred stock dividends					(25,875,654)			(25,875,654)
Accretion of discount on preferred stock					(1,763,246)			(1,763,246)
Net loss							(141,119,763)	(141,119,763)

Balance at December 31, 2008	19,225,816	$19,226	(6,802)	$(8,332)	$50,232,715	$(3,709,177)	$(223,608,998)	$(177,074,566)
Conversion of preferred stock	19,167,799	19,169			71,527,831			71,547,000
Purchase of treasury stock			(61,287)	(40,310)				(40,310)
Amortization and reclass of OCI						3,709,177		3,709,177
Restricted stock issued	1,431,480	1,430			(1,430)			—
Restricted stock cancelled	(23,299)	(23)			23			—
Stock-based compensation					4,145,712			4,145,712
Preferred stock dividends					(26,330,015)			(26,330,015)
Accretion of discount on preferred stock					(1,974,115)			(1,974,115)
Net loss							(59,131,441)	(59,131,441)

Balance at December 31, 2009	39,801,796	$39,802	(68,089)	$(48,642)	$97,600,721	$—	$(282,740,439)	$(185,148,558)

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

Reclassifications and Adjustments

Certain prior year amounts in the consolidated financials statements have been reclassified to conform to the fiscal 2009 presentation. All historical share and per share data in the consolidated financial statements and notes thereto have been restated to give retroactive recognition of the 1-for-5 reverse stock split. In the consolidated statements of stockholders’ equity, for all periods presented, the par value of the reduced shares was reclassified to additional paid-in-capital from common stock. See Note 4 for additional information regarding the reverse stock split.

Oil and gas properties

Dune follows the successful efforts method of accounting for its investment in oil and gas properties. The unit-of-production method of depreciation, depletion and amortization of oil and gas properties under the successful efforts method of accounting is applied pursuant to the simple multiplication of units produced by the costs per unit on a field by field basis. Leasehold cost per unit is calculated by dividing the total cost by the estimated total proved oil and gas reserves associated with that field. Well cost per unit is calculated by dividing the total cost by the estimated total proved developed oil and gas reserves associated with that field. The volumes or units produced and asset costs are known and while the proved reserves have a high probability of recoverability, they are based on estimates that are subject to some variability. Amortization expense amounted to $34,488,147, and $55,652,979 for the years ended December 31, 2009 and 2008, respectively.

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

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significantly in excess of the amount originally expected and historical and current negative operating losses. Although we evaluate future oil and gas prices as part of the impairment analysis, we do not view short-term decreases in prices, even if significant, as impairment triggering events.

During the years ended December 31, 2009 and 2008, the Company impaired its oil and gas properties by $2,874,000 and $125,694,000, respectively, which are reflected in the accompanying Consolidated Statements of Operations. The 2008 impairment was related to dramatically lower commodity prices at year end 2008 while the 2009 impairment was primarily isolated to one non-core Wyoming field which did not perform as anticipated when the well was completed.

Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. There were no material costs not subject to amortization as of December 31, 2009 and 2008.

Asset Retirement Obligation

The Company follows FASB ASC 410—Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. This standard requires the Company to record a liability for the fair value of the dismantlement and plugging and abandonment costs excluding salvage values. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

Concentrations of credit risk and allowance

Substantially all of the Company’s receivables are due from oil and natural gas purchasers. The Company sold 79% of its oil and natural gas production to two customers in 2009 and 68% of its oil and natural gas production to two customers in 2008. Historically, credit losses incurred on receivables of the Company have not been significant.

The Company maintains an allowance for doubtful accounts on trade receivables equal to amounts estimated to be uncollectible. This estimate is based upon historical collection experience combined with a specific review of each customer’s outstanding trade receivable balance. Dune established a reserve for doubtful accounts related to the revenue receivable from ANEC of $396,629 in 2007. This balance was included in a transaction with ANEC during 2009 and is no longer reserved. Management believes that the allowance for doubtful accounts is adequate; however, actual write-offs may exceed the recorded allowance.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 in 2009 and 2008. At December 31, 2009 and December 31, 2008, the Company had approximately $16,666,103 and $19,671,576, respectively, in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

Revenue recognition

Dune records oil and gas revenues following the entitlement method of accounting for production in which any excess amount received above Dune’s share is treated as a liability. If less than Dune’s share is received, the underproduction is recorded as an asset. Dune did not have an imbalance position in terms of volumes or values at December 31, 2009 or 2008.

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Amortization of deferred financing costs and debt discount for the years ended December 31, 2009 and 2008 amounted to $3,250,872 and $2,961,426, respectively.

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

Deposit—related party

In 2006, Dune entered into a definitive contract with its largest shareholder, Itera Holdings, B.V. The terms called for the construction of and subsequent long-term contract for a drilling rig for the exclusive use on the Barnett Shale properties. The contract called for a $500,000 deposit which was to be applied to payments due at the end of the contract period. In the second quarter 2008, Dune released the drilling rig and the deposit with Itera Holdings, B.V. was forfeited due to early termination of the contract. Payments totaling $0 and $1,915,469 were made during the years ended December 31, 2009 and 2008, respectively.

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives

The Company follows the provisions of FASB ASC 815—Derivatives and Hedging. The statement requires the accounting recognition of all derivative instruments as either assets or liabilities at fair value. Under the provisions of the statement, the Company may or may not elect to designate a derivative instrument as a hedge against changes in the fair value of an asset or a liability (a fair value hedge”) or against exposure to variability in expected future cash flows (a “cash flow hedge”).

Effective January 1, 2008, the Company discontinued, prospectively, the designation of its derivatives as cash flow hedges. The net derivative loss related to discontinued cash flow hedges, as of December 31, 2007, continued to be reported in accumulated other comprehensive loss through December 31, 2009 and were charged to loss as the volumes underlying the cash flow hedges were realized.

Stock-based compensation

The Company follows the provisions of FASB ASC 718—Stock Compensation. The statement requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values on the date of grant

Income taxes

Dune accounts for income taxes pursuant to FASB ASC 740—Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. The Company provides for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

In July 2006, the FASB issued FASB ASC 740—Income Taxes effective for years beginning after December 15, 2006. The statement establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns and the adoption of the statement had no material impact to the Company’s consolidated financial statements. The Company files tax returns in the US and states in which it has operations and is subject to taxation. Tax years subsequent to 2006 remain open to examination by U.S. federal and state tax jurisdictions.

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

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact of recently issued accounting standards

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative non governmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP but it is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of the Codification during the period ended September 30, 2009 and the adoption did not have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855), to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of FASB ASC 855 for the period ended June 30, 2009. There was no impact on the Company’s operating results, financial position or cash flows.

In December 2008, the SEC issued Release No. 33-8995, Modernization of Oil and Gas Reporting (ASC 2010-3), which amends the oil and gas disclosures for oil and gas producers contained in Regulations S-K and S-X. The goal of Release No. 33-8995 was to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves. Energy companies affected by Release No. 33-8995 are now required to price proved oil and gas reserves using the unweighted arithmetic average of the price on the first day of each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based on future conditions. SEC Release No. 33-8995 is effective beginning for financial statements for fiscal years ending on or after December 31, 2009. The impact on the Company’s operating results, financial position and cash flows has been recorded in the financial statements.

NOTE 2—DEBT FINANCING

Wells Fargo Foothill Credit Agreement

On May 15, 2007, Dune entered into a credit agreement among it, each of Dune’s subsidiaries named therein as borrowers, each of Dune’s subsidiaries named therein as guarantors, certain lenders and Wells Fargo Foothill, Inc. (“Wells Fargo”), as arranger and administrative agent (the “WF Agreement”). Subject to the satisfaction of a Borrowing Base formula (based on the proved producing and non-producing reserves of Dune and its operating subsidiaries), numerous conditions precedent and covenants, the WF Agreement provides for a revolving credit commitment of up to $20 million, which may be extended up to $40 million upon request by Dune so long as no Default or Event of Default exists or would exist at time of such request (the “Revolver Commitment”), with a sub-limit of $20 million for issuance of letters of credit. Effective February 29, 2008, Dune requested and received the extension up to $40 million under the Revolver Commitment. The borrowing base was reset to $34,949,080 as of February 2009 and reset back to $40 million in August 2009. Unless earlier payment is required under the WF Agreement, advances under the Revolver Commitment must be paid on or before May 15, 2010. Under the WF Agreement, interest on advances accrues at either Wells Fargo’s Base Rate or the LIBOR rate, at Dune’s option, plus an applicable margin ranging from 0.25% to 2.0% based upon the ratio of outstanding advances and letters of credit usage under the WF Agreement to the Borrowing Base or Revolver Commitment, whichever is less. With respect to letters of credit issued under the WF agreement, fees accrue at a rate equal to the applicable margin for any LIBOR rate advances multiplied by the daily balance of the undrawn amount of all outstanding letters of credit. As of December 31, 2009, standby letters of credit were issued

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounting to $8.5 million. During the year ended December 31, 2009, there were new borrowings of $24.0 million which are outstanding under the Revolver Commitment with an interest rate of LIBOR plus 2% as of December 31, 2009.

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

On August 4, 2008, Dune amended the WF Agreement pursuant to which the definitions of “Change of Control” and “Permitted Holders” were modified to provide that a Change of Control occurs when any group or person, other than Permitted Holders, becomes the beneficial owner, directly or indirectly, of 25% or more of Dune’s common stock. This amendment also added James A. Watt and Alan Gaines to the list of Permitted Holders, which already included Itera Holdings B.V. and Natural Gas Partners VII, LP.

On July 8, 2009, Dune signed a second amendment to its credit agreement with Wells Fargo modifying the “Change of Control” definition and thus curing a technical event of default that had previously been waived until July 17, 2009 by the lender. The technical event of default was triggered on May 6, 2009 when the Permitted Holders no longer held 51% or more of our outstanding common stock. The Permitted Holders were defined as Itera Holdings B.V., Natural Gas Partners VII, LP, Alan Gaines and James Watt. In the second quarter of 2009, 21,116 preferred shares were converted into 6.2 million common shares resulting in 27.9 million common shares outstanding at the end of the quarter. The Permitted Holders held approximately 40.3% of the outstanding common stock of the Company at the end of the quarter. The modified definition states in part that a Change in Control occurs if any person or group other than the Permitted Holders becomes a beneficial owner of 15% or more of the outstanding common stock of the Company, that a majority of the members of the Board of Directors do not constitute Continuing Directors or that Frank Smith, the Company’s CFO, or James Watt, the Company’s CEO, cease employment with the Company and a successor acceptable to the lenders is not appointed within 30 days of termination of employment.

On March 23, 2010, the maturity date on the WF Agreement with Wells Fargo was extended until March 31, 2011 through a third amendment to the agreement. In addition, the $10 million minimum liquidity requirement was removed. New minimum monthly cumulative EBITDA and minimum monthly production covenants have been added. The Company is also required to maintain a minimum $80 million of proved developed producing reserves. An annual ceiling was also placed on capital expenditures. The borrowing rate options have been increased to LIBOR plus 5% or Base Rate plus 5% and letter of credit fees are now 3.5%. A minimum floor of 1% has also been placed under the LIBOR rate. The non-use fee under the agreement has been increased to 0.75%. The borrowing base calculation is based solely on 65% of proved developed producing reserves and the hydrocarbon pricing assumptions used are to be the lower of a formula based on the NYMEX strip or the WFF price deck then in effect. Finally, there is a $500,000 closing fee and an early termination fee.

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

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The debt discount is being amortized over the life of the notes using the effective interest method. Amortization expense associated with the debt discount amounted to $2,655,660 and $2,362,711 and is included in interest expense in the Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, respectively.

NOTE 3—REDEEMABLE CONVERTIBLE PREFERRED STOCK

During the quarter ended June 30, 2007, Dune sold to Jefferies & Company, Inc. pursuant to the Purchase Agreement dated May 1, 2007, 216,000 shares of its Senior Redeemable Convertible Preferred Stock ("Preferred Stock") for gross proceeds of $216 million less a discount of $12.3 million yielding net proceeds of $203.7 million. As provided in the Certificate of Designations, the Preferred Stock has a liquidation preference of $1,000 per share and originally paid a dividend at a rate of 10% per annum, payable quarterly, at the option of Dune, in additional shares of Preferred Stock, shares of common stock (subject to the satisfaction of certain conditions) or cash. The Preferred Stock was initially convertible into shares of our common stock, based on an initial conversion price of $15.00 per share of the common stock. However, the Certificate of Designations provided a one-time adjustment to the conversion price in the event that the volume weighted average price of the Company’s common stock for the 30 trading days up to and including April 30, 2008 was less than $12.50 per share. The Certificate of Designations also provided that, if the volume weighted average price of the Company’s common stock plus 10% over this 30 day trading period was less than $8.75, then the dividend payable on the Preferred Stock would increase. Because the volume weighted average price of the Company’s common stock was below these thresholds over this 30 day period, effective May 1, 2008, the conversion price of the Preferred Stock was lowered to $8.75 and the dividend rate increased to 12% per annum.

Additionally, in accordance with FASB ASC 470-20-30—Debt with Conversion and Other Options, a beneficial conversion feature was triggered as a result of the one time adjustment to the conversion price on May 1, 2008. The Company attributed a discount of $68,414,051 to the Preferred Stock based upon the

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

difference between the effective conversion price after the one-time adjustment of the shares and the closing price of the Preferred Stock on the date of issue. As the Preferred Stock does not have a stated redemption date, the discount resulting from the beneficial conversion feature was amortized from the date of issuance to the earliest conversion date. Additionally, all unamortized discount remaining at the date of conversion were recognized as a dividend. Therefore, on May 1, 2008, the Company recorded a dividend of $68,414,051 related to the beneficial conversion feature.

The conversion price of the Preferred Stock is subject to adjustment and may be adjusted upon the occurrence of a fundamental change as defined in the Certificate of Designations. In the event a holder of Dune’s Preferred Stock elects to convert such shares prior to June 1, 2010, then such holder shall be entitled to a make whole premium consisting of the present value of all dividends on the Preferred Stock as if paid in cash from the date of conversion through June 10, 2010, computed using a discount rate equal to the reinvestment yield (as defined in the Certificate of Designations). Dune may elect to pay this amount in cash or shares of its common stock. Should the Company elect to make such payment in shares of its common stock, then such share will be valued at a 10% discount to the volume weighted average price of the Company’s common stock for the 10 trading days preceding any such conversion. The equity ownership of holders of Dune’s common stock could be significantly diluted. The Preferred Stock is redeemable at the option of the holder on December 1, 2012 and subject to the terms of any of the Company’s indebtedness or upon a change of control. In the event Dune fails to redeem shares of Preferred Stock “put” to Dune by a holder, then the conversion price shall be lowered and the dividend rate increased. After December 1, 2012, Dune may redeem shares of Preferred Stock. The Company analyzed the adjustment of the conversion right and the make whole premium for derivative accounting under FASB ASC 815—Derivatives and Hedges and determined that it was not applicable to either provision.

The Preferred Stock discount is deemed a Preferred Stock dividend and is being amortized over five years using the effective interest method and is charged to additional paid-in capital as the Company has a deficit balance in retained earnings. Charges to additional paid-in capital for the years ended December 31, 2009 and 2008 amounted to $1,974,115 and $1,763,246, respectively.

During the years ended December 31, 2009 and 2008, holders of 71,547 and 16,441 shares of the Preferred Stock converted their shares into 19,167,799 and 2,651,416 shares of common stock, respectively. This amount includes 10,990,849 and 827,262 shares, respectively that the Company elected to issue to pay make whole premiums. Shares issued to satisfy the make whole premiums were deemed a Preferred Stock dividend for accounting purposes and increased the Preferred Stock dividend by $8,422,953 and $4,544,203, respectively.

During the years ended December 31, 2009 and 2008, Dune paid dividends on the Preferred Stock in the amount of $26,792,000 and $25,328,000, respectively. In lieu of cash, the Company elected to issue 26,792 and 25,328 additional shares of Preferred Stock, respectively.

NOTE 4—REVERSE STOCK SPLIT

On November 30, 2009, the Company’s stockholders approved a 1-for-5 reverse stock split. The reverse stock split was effective at the opening of trading on December 2, 2009. As a result of the reverse stock split, every five shares of the Company that a stockholder owned were converted into one share of the Company, thus reducing the number of outstanding shares of common stock from approximately 185.5 million shares to 37.1 million shares as of the close of business on December 1, 2009. Following the reverse stock split, the Company will continue to have 300 million authorized shares of common stock. Notwithstanding the reverse stock split, each shareholder continued to hold the same percentage of the Company’s outstanding common shares immediately following the reverse stock split as was held immediately prior to the split, except for fractional shares. Fractional shares created as a result of the reverse stock split were rounded up to the nearest whole share.

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All share and per share amounts have been restated to reflect the 1-for-5 reverse stock split. This reverse stock split resulted in the reduction of 148.4 million issued and outstanding shares of common stock. It was accounted for by the transfer of $148,400 from common stock to additional paid-in capital, which is the amount equal to the par value of the reduced shares affected by the reverse stock split.

NOTE 5—HEDGING ACTIVITIES

In accordance with a requirement of the WF Agreement, Dune and its operating subsidiaries also entered into a Swap Agreement with Wells Fargo. The WF Agreement provides that Dune put in place, on a rolling six month basis, separate swap hedges, as adjusted from time to time as specified therein, with respect to notional volumes of not less than 50% and not more than 80% of the estimated aggregate production from (i) Proved Developed Producing Reserves (as defined in the WF Agreement) and (ii) estimated drilling by Dune and its subsidiaries with respect to each of crude oil and natural gas. These hedging arrangements are summarized as follows:

DUNE ENERGY, INC.

Current Hedge Positions as of December 31, 2009

Crude Oil

Instrument	Beg. Date	Ending Date	Floor	Ceiling	Fixed	Total Bbls 2010	Bbl/d	Total Volumes
Collar	Jan-10	Jan-10	$55.00	$81.60		16,000	44	16,000
Collar	Dec-09	Dec-10	$60.00	$88.10		312,000	855	312,000

						328,000	899	328,000

Days						365
Hedged Daily Production (bbl)						899

Natural Gas

Instrument	Beg. Date	Ending Date	Floor	Ceiling	Fixed	Total Mmbtu 2010	Mmbtu/d	Total Volumes
Collar	Jan-10	Jan-10	$5.00	$6.60		231,000	633	231,000
Collar	Feb-10	Dec-10	$4.50	$7.68		2,160,000	5,918	2,160,000

						2,391,000	6,551	2,391,000

Days						365
Hedged Daily Production (mmbtu)						6,551

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

Effective January 1, 2008, the Company discontinued, prospectively, the designation of its derivatives as cash flow hedges. The net derivative loss related to discontinued cash flow hedges, as of December 31, 2007, continued to be reported in accumulated other comprehensive loss through December 31, 2009 and were charged

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to loss as the volumes underlying the cash flow hedges were realized. Beginning January 1, 2008, the gain or losses on derivatives are recognized in earnings. For the year ended December 31, 2009, Dune recorded a loss on the derivatives of ($2,780,933), composed of an unrealized loss on changes in mark-to-market valuations of ($9,506,580) and a realized gain on cash settlements of $6,725,647. For the year ended December 31, 2008, Dune recorded a gain on derivatives of $4,071,507, composed of an unrealized gain on changes in mark-to-market of $13,358,724 and a realized loss on cash settlements of ($9,287,217).

NOTE 6—COMMITMENTS AND CONTINGENCIES

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

In connection with the acquisition of Goldking, the Company inherited an environmental contingency which after conducting its due diligence and subsequent testing believes is the responsibility of third parties. However, federal and state regulators have determined Dune is the responsible party for clean up of this area. Dune has maintained a passive maintenance of this site since it was first discovered after Hurricane Katrina. Costs to date of approximately $800,000 have been covered by the Company’s insurance minus the standard deductibles. The Company still feels other parties have the primary responsibility for this occurrence but is committed to working with various state and federal authorities on resolution of this issue. At this time no estimate of the final cost of remediation of this site can be determined or if the Company’s insurance will continue to cover clean up costs or if the Company can be successful in proving the other parties should be primarily responsible for the cost of remediation.

The Company has a long-term operating lease agreement for its corporate offices that expires September 30, 2011. Under the terms of the lease agreement, the Company received a build out allowance that is being amortized to expense over the term of the lease. In October 2007, the Company amended its lease agreement to expand the leased office space. The lease term for the additional space also expires on September 30, 2011. Rent expense for the years ended December 31, 2009 and 2008 was $0.8 million and $0.9 million, respectively.

Minimum rentals for each of the five years subsequent to December 31, 2009 are as follows (in thousands):

Amount
2010	$801
2011	601
2012	—
2013	—
2014	—

$1,402

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—RESTRICTED STOCK, STOCK OPTIONS AND WARRANTS

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors and consultants. Total stock-based compensation expense including options, warrants and restricted stock was $4,145,712 and $5,282,671 for the years ended December 31, 2009 and 2008, respectively.

The 2007 Stock Incentive Plan, which was approved by Dune’s stockholders, reserves a total of 1,400,000 shares of common stock for issuance to employees and non-employee directors. The Plan is administered by Dune’s Compensation Committee. On December 17, 2007, pursuant to its 2007 Stock Incentive Plan, the Company issued a total of 248,591 shares of its common stock to its employees and non-employee directors. These shares vest ratably over a three year period with the initial vesting occurring December 17, 2008. During the years ended December 31, 2009 and 2008, 6,245 and 53,470 outstanding shares, respectively, failed to vest and were cancelled.

On March 14, 2008, the Company issued 105,412 shares of common stock related to 3 senior employees of the Company in connection with their 2007 annual bonus. Half of such bonus was paid in cash and the other half was paid in shares of restricted common stock equal to 125% of the cash portion and vested on the one year anniversary of the grant date.

At the end of each quarter of 2009 and 2008, the Company issued shares of common stock in lieu of cash for fees earned by 3 non-employee directors of the Company. These individuals made a one-time annual election at the beginning of each fiscal year to receive restricted common stock in lieu of cash for services rendered. The restricted common stock was equal to 125% of the fees to be paid and will vest on the one year anniversary of the grant date. Total issuances during the year ended December 31, 2009 and 2008 amounted to 407,702 and 73,068 shares, respectively.

On August 1, 2008, pursuant to its 2007 Stock Incentive Plan, the Company issued a total of 622,700 shares of its common stock to its employees and non-employee directors. These shares vest ratably over a three year period with the initial vesting occurring August 1, 2009. During the years ended December 31, 2009 and 2008, 17,985 and 36,840 shares, respectively, were cancelled due to termination of certain employees.

During the year ended December 31, 2008, option holders exercised 17,000 options on a cashless basis for 11,893 shares of common stock. This transaction resulted in an increase in common stock of $12 and a reduction in paid-in capital of $12. Dune received no cash consideration in this transaction. Additionally, options to purchase 5,000 and 17,000 shares of common stock expired during the years ended December 31, 2009 and 2008, respectively.

On October 1, 2009, the Company entered into new three year employment agreements with James A. Watt, President and CEO, and Frank T. Smith, Jr., Senior Vice President and CFO. The Company also entered into restrictive stock agreements with these individuals pursuant to which an aggregate of 450,000 shares of Dune’s common stock were issued subject to certain vesting requirements. These agreements were entered into after careful consideration by the Company’s Compensation Committee and approved by the Board of Directors.

On December 31, 2009, pursuant to its 2007 Stock Incentive Plan, the Company issued a total of 527,000 shares of its common stock to its employees, officers and non-employee directors. These shares vest ratably over a three year period with the initial vesting occurring December 31, 2010. Additionally, the Company issued a total of 46,780 shares of its common stock to employees as a condition of their employment. These shares vest at various dates over a three year period.

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option transactions follows:

	Options	Weighted Average Price
Outstanding as of December 31, 2007	590,000	8.65
Granted during 2008	—	—
Cancelled or expired	(17,000)	(5.30)
Exercised	(17,000)	(2.70)

Outstanding as of December 31, 2008	556,000	10.50
Granted during 2009	—	—
Cancelled or expired	(5,000)	(4.25)
Exercised	—	—

Outstanding as of December 31, 2009	551,000	$10.56

Options outstanding and exercisable at December 31, 2009 are as follows:

Exercise Price	Number of Shares	Remaining Life	Intrinsic Value (In-the-money) Options
6.25	50,000	0.2 years	—
7.50	10,000	1.7 years	—
9.35	100,000	2.3 years	—
9.70	100,000	2.1 years	—
11.75	60,000	0.8 years	—
12.20	225,000	0.4 years	—
12.70	6,000	0.7 years	—

	551,000		$—

A summary of stock warrant transactions follows:

	Warrants	Weighted Average Price
Outstanding as of December 31, 2007	356,500	11.20
Granted during 2008	—	—
Cancelled or expired	—	—
Exercised	—	—

Outstanding as of December 31, 2008	356,500	11.20
Granted during 2009	—	—
Cancelled or expired	—	—
Exercised	—	—

Outstanding as of December 31, 2009	356,500	$11.20

Warrants outstanding and their relative exercise price at December 31, 2009 are as follows:

Exercise Price	Number of Shares	Remaining Life	Intrinsic Value (In-the-money) Warrants
6.75	111,635	5.8 years	$—
9.25	64,865	0.8 years	—
13.25	180,000	1.1 years	—

	356,500		$—

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—INCOME TAXES

Dune operates through its various subsidiaries in the United States (“U.S.”); accordingly, federal and state income taxes have been provided based upon the tax laws and rates of the U.S. as they apply to Dune’s current ownership structure.

Dune’s effective tax rate for continuing operations for the twelve months ended December 31, 2009 and 2008 was approximately 0% and 15.9%, respectively. The decrease in the tax rate is due primarily to the impairment of assets and the establishment of a valuation allowance, as further described below.

Prior to 2007, the Company’s taxes were subject to a full valuation allowance. During 2007, the Company acquired the stock of Goldking and was required to step-up the book basis of its oil and gas properties while using carryover cost basis for tax purposes. As a result, the Company has significant deferred tax liabilities in excess of its deferred tax assets. At that time, management determined that a valuation allowance was not necessary as the realization of its acquired deferred tax assets was more likely than not.

During the twelve months ended December 31, 2009 and 2008, the Company incurred a significant impairment loss of its oil and gas properties due to the steep decline in global energy prices over that same time period. As a result, the Company is in a position of cumulative reporting losses for the current and preceding reporting periods. The volatility of energy prices and uncertainty of when energy prices may rebound is not readily determinable by our management. At this date, this general fact pattern does not allow us to project sufficient sources of future taxable income to offset our tax loss carry forwards and net deferred tax assets in the U.S. for both federal and state taxes. Under the current circumstances, it is management’s opinion that the realization of these tax attributes does not reach the “more likely than not criteria” under FASB ASC 740—Income Taxes. Accordingly, the Company has established a valuation allowance of $46,894,646 and $20,808,320 at December 31, 2009 and 2008, respectfully against its U.S. net deferred tax assets relating to continuing operations. At December 31, 2009 and 2008, the Company had $0 and 5,211,864, respectfully of valuation allowance relating to U.S. net deferred tax assets from discontinued operations. Additionally, at December 31, 2008, the Company had $1,298,212 of deferred tax asset relating to other comprehensive income.

The income tax provision differs from the amount of income tax determined by applying the Federal Income Tax Rate to pre-tax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

	Year ended December 31,
	2009	2008
	(in thousands)
Computed “expected” tax expense (benefit)	$(20,696)	$(45,232)
Non-deductible expenses	3	6
State taxes, net of benefit	—	(37)
Accrual adjustment	(182)	4,162
Other	1,299	(213)
Valuation allowance	19,576	20,808

Income tax expense (benefit)	$—	$(20,506)

Deferred tax assets at December 31, 2009 and 2008 are comprised primarily of net operating loss carry forwards and book impairment from write downs of assets. Deferred tax liabilities consist primarily of the difference between book and tax basis depreciation, depletion and amortization (DD&A). Book basis in excess of tax basis for oil and gas properties and equipment primarily results from differing methodologies for recording

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

property costs and depreciation, depletion and amortization under United States generally accepted accounting principles and income tax reporting. Additionally, upon the acquisition of the stock of Goldking, deferred tax liabilities have resulted for the difference in fair market value of the oil and gas properties relative to their historical tax basis.

Following is a summary of deferred tax assets and liabilities:

	Year ended December 31,
	2009	2008
	(in thousands)
Current deferred tax assets:
State taxes	$—	$95
Unrealized gains/losses	—	257
Accrued compensation	—	601
Loss on sale of discontinued operations	—	14,095
Derivative instruments	—	1,298

Total current deferred tax assets	—	16,346

Noncurrent deferred tax assets:
Oil and gas property and equipment (Book DD&A)	52,501	40,127
Asset retirement obligation	1,585	1,793
Book impairment of assets	61,136	60,130
Share-based compensation	5,956	4,505
Loss carry forwards	113,105	89,567
Other oil and gas property related	2,532	1,961
Deferred state tax benefit	28	—
Unrealized gain/losses	50	—
Other	32	171

Total noncurrent deferred tax assets	236,925	198,254

Total deferred tax assets	236,925	214,600

Current deferred tax liabilities	—	—

Noncurrent deferred tax liabilities:
Property and equipment (Tax DD&A)	45,620	36,740
Deferred tax on acquisition	72,309	72,309
Deferred state tax obligation	—	67
Unrealized gains/losses	—	3,534
Oil and gas exploration and development operations	70,070	66,258
Loss on discontinued operations	—	6,149
Asset retirement obligation	2,032	2,032
Other	—	193

Total noncurrent deferred tax liabilities	190,031	187,282

Total deferred tax liabilities	190,031	187,282

Net deferred tax assets	46,894	27,318
Valuation allowance	(46,894)	(27,318)

Net deferred income tax asset (liabilities)	$—	$—

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2009, the Company has U.S. tax loss carry forwards of approximately $305.8 million which will expire in various amounts beginning in 2020 through 2029.

The Company has determined that as a result of the acquisition of all the outstanding stock of Goldking, a change of control pursuant to Section 382 of the Internal Revenue Code of 1986 occurred at the Goldking level. As a result, the Company will be limited to utilizing approximately $13.5 million of Goldking’s U.S. net operating losses (“NOL’s”) to offset taxable income generated by the Company during the tax year ended December 31, 2009 and expects similar dollar limits in future years until the acquired U.S. NOL’s are either completely exhausted or expire unutilized.

NOTE 9—ASSET RETIREMENT OBLIGATION

Changes in the Company’s asset retirement obligations were as follows:

	Year Ended December 31,
	2009	2008
Asset retirement obligations, beginning of period	15,658,519	$8,765,802
Liabilities related to property sales	—	(212,076)
Revisions in estimated liabilities	1,256,446	7,402,701
Abandonment costs	(594,476)	(1,208,920)
Accretion expense	1,643,503	911,012

Asset retirement obligations, end of period	17,963,992	$15,658,519

The Company maintains an escrow agreement that has been established for the purpose of assuring maintenance and administration of a performance bond which secures certain plugging and abandonment obligations assumed by the Company in the acquisition of oil and gas properties from EnerVest. At December 31, 2009 and 2008, the amount of the escrow account totaled $2,252,352 and $2,250,868, respectively and shown as other assets.

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

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to accounting rules for discontinuing operations, Dune has classified 2008 and prior reporting periods to present the activity related to the Barnett Shale Properties as a discontinued operation. Discontinued operations for the year ended December 31, 2008 are summarized as follows:

For the Year Ended December 31, 2008

Revenues	$12,232,592

Costs and expenses:
Lease operating expense and production taxes	4,928,040
Depletion, depreciation and amortization	5,224,532
Impairment on asset	43,895,525

Total operating expense	54,048,097

Income (loss) from discontinued operations before income taxes	(41,815,505)
Provision for income taxes	9,423,563

Loss on discontinued operations	$(32,391,942)

Production:
Oil (bbl)	5,820
Gas (mcf)	1,380,527
Total (mcfe)	1,415,447

NOTE 11—FAIR VALUE MEASUREMENTS

Dune adopted FASB ASC 820-10-05—Fair Value Measurements and Disclosures effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. The statement applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. As defined in the statement, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The statement requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. It requires fair value measurements be classified and disclosed in one of the following categories:

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

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

economic measures. Level 3 instruments primarily include derivative instruments, such as basic swaps, commodity price collars and floors, as well as investments. Although we utilize third party broker quotes to assess the reasonableness of our prices and valuation techniques, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.

As required by FASB ASC 820-10-05, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of our investments and financial instruments by FASB ASC 820-10-05 pricing levels as of December 31, 2009:

	Fair Value Measurements at December 31, 2009 Using
	Level 1	Level 2	Level 3	Total
Oil and gas derivative assets	$—	$—	$—	$—
Oil and gas derivative liabilities	—	(1,596,545)	—	(1,596,545)

Total	$—	$(1,596,545)	$—	$(1,596,545)

NOTE 12—SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

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

The Company retained Degolyer and MacNaughton, independent third-party reserve engineers, to perform an independent evaluation of proved, possible and probable reserves as of December 31, 2009. Results of drilling, testing and production subsequent to the date of the estimates may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. All of the Company’s reserves are located in the United States.

Reserves

Total reserves are classified by degree of proof as proved, probable, or possible. These classifications are in accordance with the reserves definitions of Rules 4-10(a) (1)-(32) of Regulation S-X of the SEC. Reserves are judged to be economically producible in future years from known reservoirs under existing economic and operating conditions and assuming continuation of current regulatory practices using conventional production methods and equipment. A description of reserve classifications are as follows:

Proved oil and gas reserves—Proved oil and gas reserves are those quantities of oil and gas which by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulation—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Probable reserves—Probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. When deterministic methods are used, it is as likely as not that actual remaining quantities recovered will exceed the sum of estimated proved plus probable reserves. When probabilistic methods are used, there should be at least a 50% probability that the actual quantities recovered will equal or exceed the proved plus probable reserves estimates.

Possible reserves—Possible reserves are those additional reserves that are less certain to be recovered than probable reserves. When deterministic methods are used, the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves. When probabilistic methods are used, there should be at least a 10% probability that the total quantities ultimately recovered will equal or exceed the proved plus probable plus possible reserves estimates.

The following reserve schedule was developed by the Company’s reserve engineers and sets forth the changes in estimated quantities for total reserves of the Company during the year ended December 31, 2009 and proved reserves for the year ending December 31, 2008:

	Year Ended December 31,
	2009			2008
TOTAL RESERVES AS OF:	Oil (Mbbls)	Gas (Mmcf)	Total Mmcfe	Oil (Mbbls)	Gas (Mmcf)	Total Mmcfe
Proved reserves, beginning of period	8,199	83,807	133,001	9,631	117,564	175,350
Revisions of previous estimates	(394)	(18,941)	(21,305)	(873)	(5,741)	(10,979)
Extensions and discoveries	455	2,779	5,509	409	11,027	13,481
Production	(724)	(5,177)	(9,521)	(890)	(7,441)	(12,781)
Sale of minerals in place	(349)	(113)	(2,207)	(78)	(31,602)	(32,070)

Total proved reserves	7,187	62,355	105,477	8,199	83,807	133,001

Total probable reserves	425	4,041	6,591	N/A	N/A	N/A
Total possible reserves	44	6,779	7,043	N/A	N/A	N/A

Total reserves	7,656	73,175	119,111	N/A	N/A	N/A

Revisions of previous estimates consist of:

	2009			2008
	Oil (Mbbls)	Gas (Mmcf)	Total (Mmcfe)	Oil (Mbbls)	Gas (Mmcf)	Total (Mmcfe)
Price changes	(30)	(297)	(477)	(279)	(1,871)	(3,545)
Performance changes	(364)	(18,644)	(20,828)	(594)	(3,870)	(7,434)

	(394)	(18,941)	(21,305)	(873)	(5,741)	(10,979)

Significant reserve changes were noted in certain categories and are explained below:

•	Revisions of previous estimates:

2009—There were two major components of the downward revisions of 21.3 Bcfe in reserves. First, the Chocolate Bayou field experienced an 8.3 Bcfe negative revision due to unexpected water breakthrough on the Wieting #30. Second, the North Broussard field declined 10.6 Bcfe due to revisions in PUD’s from 3D seismic interpretation. The remaining 2.4 Bcfe of negative revisions occurred across several fields consisting of positive and negative revisions on individual wells.

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Sale of minerals in place:

2008—The 32.1 Bcfe reduction of reserves was due to the sale of the Newark East field.

Costs incurred in Oil and Gas Activities

Costs incurred in connection with the Company’s crude oil and natural gas acquisition, exploration and development activities for each of the years are shown below:

	Year Ended December 31,
	2009	2008
	(in thousands)
Unproved property costs	$477	$1,571
Exploration costs	—	115
Development costs (excluding Barnett Shale for 2008)	13,543	51,064
ARO Costs	594	1,209

Total consolidated operations	$14,614	$53,959

Asset retirement obligation (non-cash)	$1,256	$7,403

Aggregate Capitalized Costs

Aggregate capitalized costs relating to the Company’s crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion and amortization are as follows:

	Year Ended December 31,
	2009	2008
	(in thousands)
Proved oil and gas properties	$593,662	$578,075
Accumulated DD&A	(260,549)	(222,877)

Net capitalized costs	$333,113	$355,198

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2009 and 2008 in accordance with FASB ASC 932—Disclosures about Oil and Gas Producing Activities which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

	Year Ended December 31,
	2009	2008
	(in thousands)
Future cash inflows	$675,053	$839,990
Future production costs (1)	238,961	238,300
Future development costs	100,112	134,933
Future income tax expense	—	15,195

Future net cash flows	335,980	451,562
10% annual discount for estimated timing of cash flows	(123,679)	(167,926)

Standardized measure of discounted future net cash flows at the end of the year	$212,301	$283,636

(1)	Production costs include oil and gas operations expense, production ad valorem taxes, transportation costs and general and administrative expense supporting the Company’s oil and gas operations.

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

	December 31,
	2009	2008
Average crude oil price (per Bbl)	$58.05	$40.41
Average natural gas price (per Mcf)	$4.14	$6.07

Future production and development costs, which include dismantlement and restoration expense, are computed by estimating the expenditures to be incurred in developing and producing the Company’s proved crude oil and natural gas reserves at the end of the year, based on the year-end costs, and assuming continuation of existing economic conditions.

Future development costs include $34.3 million, $13.1 million and $2.6 million – that the Company expects to spend in 2010, 2011 and 2012, respectively, to develop proved non-producing and proved undeveloped reserves.

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

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sources of Changes in Discounted Future Net Cash Flows

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company’s proved crude oil and natural gas reserves, as required by FASB ASC 932-235, at year end are set forth in the table below:

	Year Ended December 31,
	2009	2008
Standardized measure of discounted future net cash flows at the beginning of the year	$283,636	$637,151
Extensions, discoveries and improved recovery	14,391	38,304
Revisions of previous quantity estimates	(55,660)	(31,212)
Net change in timing	—	—
Changes in estimated future development costs	12,350	(2,223)
Purchases of minerals in place	—	—
Sale of minerals in place	(3,719)	(65,594)
Net changes in prices and production costs	(38,807)	(336,765)
Accretion of discount	13,902	28,447
Sales of oil and gas produced, net of production costs	(32,991)	(109,797)
Development costs incurred during the period	9,653	43,370
Net change in income taxes	9,546	81,955

Standardized measure of discounted future net cash flows at the end of the year	$212,301	$283,636

NOTE 13—SUBSEQUENT EVENT

Pursuant to FASB ASC 855, we have evaluated all events or transactions that occurred from January 1, 2010 through March 25, 2010, the date of issuance of the audited consolidated financial statements. During this period we did not have any material recognizable subsequent events, except as disclosed below:

Subsequent to December 31, 2009, holders of 2,448 shares of Preferred Stock converted their shares into approximately 704,979 shares of common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNE ENERGY, INC.

Date: March 25, 2010	By:	/s/ JAMES A. WATT
James A. Watt
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below on March 25, 2010.

Signature and Title

/S/ JAMES A. WATT
James A. Watt
Chief Executive Officer and Director

/S/ FRANK T. SMITH, JR.
Frank T. Smith, Jr.
Chief Financial Officer

/S/ ALAN GAINES
Alan Gaines
Chairman of the Board

/S/ RICHARD M. COHEN
Richard M. Cohen
Director and Secretary

/S/ STEVEN BARRENECHEA
Steven Barrenechea
Director

/S/ ALAN D. BELL
Alan D. Bell
Director

/S/ WILLIAM E. GREENWOOD
William E. Greenwood
Director

/S/ STEVEN M. SISSELMAN
Steven M. Sisselman