Form 10-Q
period 2010-03-31
DUNE ENERGY INC
filed 2010-05-05
CIK 1092839

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 40,484,243 shares of Common Stock, $.001 per share, as of April 28, 2010.

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Dune Energy, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$20,148,044	$15,053,571
Accounts receivable	13,505,263	15,026,945
Prepayments and other current assets	2,044,603	2,724,666

Total current assets	35,697,910	32,805,182

Oil and gas properties, using successful efforts accounting—proved	595,159,979	593,661,488
Less accumulated depreciation, depletion, amortization and impairment	(268,458,491)	(260,548,612)

Net oil and gas properties	326,701,488	333,112,876

Property and equipment, net of accumulated depreciation of $2,443,090 and $2,247,220	1,041,759	1,215,123
Deferred financing costs, net of accumulated amortization of $1,714,083 and $1,565,280	1,377,642	1,026,445
Other assets	4,322,227	4,427,826

	6,741,628	6,669,394

TOTAL ASSETS	$369,141,026	$372,587,452

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,424,872	$11,760,370
Accrued liabilities	30,777,504	21,656,922
Derivative liability	37,304	1,596,545
Short-term debt	24,902,462	1,579,308
Preferred stock dividend payable	2,019,000	1,985,000

Total current liabilities	65,161,142	38,578,145
Long-term debt, net of discount of $7,023,702 and $7,737,553	292,976,298	316,262,447
Other long-term liabilities	18,439,356	18,051,230

Total liabilities	376,576,796	372,891,822

Commitments and contingencies	—	—
Redeemable convertible preferred stock, net of discount of $6,676,443 and $7,205,812, liquidation preference of $1,000 per share, 750,000 shares designated, 195,364 and 192,050 shares issued and outstanding	188,687,557	184,844,188
STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 1,000,000 shares authorized, 250,000 shares undesignated, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 40,484,243 and 39,801,796 shares issued and outstanding	40,484	39,802
Treasury stock, at cost (68,720 and 68,089 shares)	(48,749)	(48,642)
Additional paid-in capital	94,543,557	97,600,721
Accumulated deficit	(290,658,619)	(282,740,439)

Total stockholders’ deficit	(196,123,327)	(185,148,558)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$369,141,026	$372,587,452

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenues	$20,251,197	$14,298,648

Operating expenses:
Lease operating expense and production taxes	8,533,882	7,019,723
Accretion of asset retirement obligation	471,522	410,874
Depletion, depreciation and amortization	8,105,749	8,055,727
General and administrative expense	3,445,956	5,047,580

Total operating expense	20,557,109	20,533,904

Operating loss	(305,912)	(6,235,256)

Other income(expense):
Interest income	491	30,327
Interest expense	(8,871,633)	(8,678,947)
Gain on derivative liabilities	1,258,874	2,803,000

Total other income(expense)	(7,612,268)	(5,845,620)

Net loss	(7,918,180)	(12,080,876)
Preferred stock dividend	(6,403,108)	(8,855,060)

Net loss available to common shareholders	$(14,321,288)	$(20,935,936)

Net loss per share:
Basic and diluted	$(0.36)	$(1.03)
Weighted average shares outstanding:
Basic and diluted	40,197,415	20,246,792
Comprehensive loss:
Net loss	$(7,918,180)	$(12,080,876)
Other comprehensive income	—	924,218

Comprehensive loss	$(7,918,180)	$(11,156,658)

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,918,180)	$(12,080,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	8,105,749	8,055,727
Amortization of deferred financing costs and debt discount	862,654	783,908
Stock-based compensation	820,889	1,639,001
Accretion of asset retirement obligation	471,522	410,874
Gain on derivative liabilities	(1,559,241)	(361,442)
Changes in:
Accounts receivable	1,521,574	2,598,773
Prepayments and other assets	680,063	675,239
Payments made to settle asset retirement obligations	(70,933)	(129,062)
Accounts payable and accrued liabilities	4,772,620	(2,929,215)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,686,717	(1,337,073)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved and unproved properties	(1,498,491)	(3,016,375)
Purchase of furniture and fixtures	—	(7,858)
Decrease (increase) in other assets	83,093	(649,277)

NET CASH USED IN INVESTING ACTIVITIES	(1,415,398)	(3,673,510)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on debt issuance cost	(500,000)	—
Payments on short-term debt	(676,846)	(863,007)

NET CASH USED IN FINANCING ACTIVITIES	(1,176,846)	(863,007)

NET CHANGE IN CASH BALANCE	5,094,473	(5,873,590)
Cash balance at beginning of period	15,053,571	15,491,532

Cash balance at end of period	$20,148,044	$9,617,942

SUPPLEMENTAL DISCLOSURES
Interest paid	$136,110	$20,039
Income taxes paid	—	—
NON-CASH DISCLOSURES
Redeemable convertible preferred stock dividends	$5,873,739	$8,382,237
Accretion of discount on preferred stock	529,369	472,823
Common stock issued for conversion of preferred stock	2,448,000	8,027,000

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

Dune prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, Dune has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first three months of 2010. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our 2009 Form 10-K. The income statement for the three months ended March 31, 2010 cannot necessarily be used to project results for the full year.

Reclassifications and Adjustments

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentations. All historical share and per share data in the consolidated financial statements and notes thereto have been restated to give retroactive recognition of the 1-for-5 reverse stock split. See Note 4 for additional information regarding the reverse stock split.

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

NOTE 2—DEBT FINANCING

Wells Fargo Foothill Credit Agreement (Short-term debt)

On May 15, 2007, Dune entered into a credit agreement among it, each of Dune’s subsidiaries named therein as borrowers, each of Dune’s subsidiaries named therein as guarantors, certain lenders and Wells Fargo Foothill, Inc. (“Wells Fargo”), as arranger and administrative agent (the “WF Agreement”). Subject to the satisfaction of a Borrowing Base formula (based on the proved producing and non-producing reserves of Dune and its operating subsidiaries), numerous conditions precedent and covenants, the WF Agreement provides for a revolving credit commitment of up to $20 million, which could be extended up to $40 million upon request by Dune so long as no Default or Event of Default exists or would exist at time of such request (the “Revolver Commitment”), with a sub-limit of $20 million for issuance of letters of credit. Effective February 29, 2008, Dune requested and received the extension up to $40 million under the Revolver Commitment. The borrowing base was reset to $34,949,080 as of February 4, 2009 and reset back to $40 million in August 2009. Unless earlier payment was required under the WF Agreement, advances under the Revolver Commitment were to be paid on or before May 15, 2010. Under the WF Agreement, interest on advances accrued at either Wells Fargo’s

Base Rate or the LIBOR rate, at Dune’s option, plus an applicable margin ranging from 0.25% to 2.0% based upon the ratio of outstanding advances and letters of credit usage under the WF Agreement to the Borrowing Base or Revolver Commitment, whichever was less. With respect to letters of credit issued under the WF agreement, fees accrued at a rate equal to the applicable margin for any LIBOR rate advances multiplied by the daily balance of the undrawn amount of all outstanding letters of credit. As of March 31, 2010, standby letters of credit were issued amounting to $8.5 million. During 2009 there were new borrowings of $24.0 million which are outstanding under the Revolver Commitment as of March 31, 2010.

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

On July 8, 2009, Dune signed a second amendment to its credit agreement with Wells Fargo modifying the “Change of Control” definition and thus curing an Event of Default that had previously been waived until July 17, 2009 by the lender. The Event of Default was triggered on May 6, 2009 when the Permitted Holders no longer held 51% or more of our outstanding common stock. The Permitted Holders were defined as Itera Holdings B.V., Natural Gas Partners VII, LP, Alan Gaines and James Watt. In the second quarter, 21,116 preferred shares were converted into 6.2 million common shares resulting in 27.9 million common shares outstanding at the end of the quarter. The Permitted Holders held approximately 40.3% of the outstanding common stock of the Company at the end of the quarter. The modified definition states in part that a Change in Control occurs if any person or group other than the Permitted Holders becomes a beneficial owner of 15% or more of the outstanding common stock of the Company, that a majority of the members of the Board of Directors do not constitute Continuing Directors or that Frank Smith, the Company’s CFO, or James Watt, the Company’s CEO, cease employment with the Company and a successor acceptable to the lenders is not appointed within 30 days of termination of employment.

On March 23, 2010, the maturity date on the WF Agreement with Wells Fargo was extended until March 31, 2011 through a third amendment to the agreement. In addition, the $10 million minimum liquidity requirement was removed. New minimum monthly cumulative EBITDA and minimum monthly production covenants have been added. The Company is also required to maintain a minimum $80 million of proved developed producing reserves. An annual ceiling was also placed on capital expenditures. The borrowing rate options have been increased to LIBOR plus 5% or Base Rate plus 5% and letter of credit fees are now 3.5%. A minimum floor of 1% has also been placed under the LIBOR rate. The non-use fee under the agreement has been increased to 0.75%. The borrowing base calculation is based solely on 65% of proved developed producing reserves and the hydrocarbon pricing assumptions used are to be the lower of a formula based on the NYMEX strip or the WFF price deck then in effect. Finally, there was a $500,000 closing fee and an early termination fee.

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

The debt discount is being amortized over the life of the notes using the effective interest method. Amortization expense associated with the debt discount amounted to $713,851 and $635,105 and is included in interest expense in the Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, respectively.

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

The Preferred Stock discount is deemed a Preferred Stock dividend and is being amortized over five years using the effective interest method and is charged to additional paid-in capital as the Company has a deficit balance in retained earnings. Charges to additional paid-in capital for the three months ended March 31, 2010 and 2009 amounted to $529,369 and $472,823, respectively.

During the three months ended March 31, 2010, holders of 2,448 shares of the Preferred Stock converted their shares into 704,979 shares of common stock. This amount includes 425,206 shares that the Company elected to issue to pay make whole premiums. Shares issued to satisfy the make whole premiums were deemed a Preferred Stock dividend for accounting purposes and increased the Preferred Stock dividend by $77,739.

During the three months ended March 31, 2010 and 2009, Dune paid dividends on the Preferred Stock in the amount of $5,762,000 and $7,037,000, respectively. In lieu of cash, the Company elected to issue 5,762 and 7,037 additional shares of Preferred Stock, respectively.

NOTE 4—REVERSE STOCK SPLIT

On November 30, 2009, the Company’s stockholders approved a 1-for-5 reverse stock split. The reverse stock split was effective at the opening of trading on December 2, 2009. As a result of the reverse stock split, every five shares of the Company that a stockholder owned were converted into one share of the Company, thus reducing the number of outstanding shares of common stock from approximately 185.5 million shares to 37.1 million shares as of the close of business on December 1, 2009. Following the reverse stock split, the Company continued to have 300 million authorized shares of common stock. Notwithstanding the reverse stock split, each shareholder continued to hold the same percentage of the Company’s outstanding common shares immediately following the reverse stock split as was held immediately prior to the split, except for fractional shares. Fractional shares created as a result of the reverse stock split were rounded up to the nearest whole share.

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

DUNE ENERGY, INC.

Current Hedge Positions as of March 31, 2010

Crude Oil Trade Details

Instrument	Beginning Date	Ending Date	Floor	Ceiling	Total Bbl 2010	Bbl/d
Collar	Mar-10	Dec-10	$70.00	$88.10	50,000	182
Collar	Dec-09	Dec-10	$60.00	$88.10	236,000	858

					286,000	1,040

	Days				275
	Hedged Daily Production (Bbl)				1,040
Natural Gas Trade Details
Instrument	Beginning Date	Ending Date	Floor	Ceiling	Total Mmbtu 2010	Mmbtu/d
Collar	Feb-10	Dec-10	$4.50	$7.68	1,710,000	6,218

					1,710,000	6,218

	Days				275
	Hedged Daily Production (Mmbtu)				6,218

Dune hedges a portion of forecasted crude oil and natural gas production volumes with derivative instruments. Dune uses costless collars in connection with anticipated crude oil and natural gas sales to minimize the impact of commodity price fluctuations. A collar is a combination of a purchased put option and sold call option. Dune accounts for its production hedge derivative instruments as fair value hedges as defined in FASB ASC 815—Derivatives and Hedging.

Accordingly, the gain or losses on derivatives are recognized in earnings. For the three months ended March 31, 2010 and 2009, respectively, Dune recorded a gain on the derivatives of $1,258,874 and $2,803,000, composed of an unrealized gain on changes in mark-to-market valuations of $1,559,240 and $361,442 and a realized gain (loss) on cash settlements of ($300,366) and $2,441,558.

NOTE 6—RESTRICTED STOCK, STOCK OPTIONS AND WARRANTS

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors and consultants. Total stock-based compensation expense including options, warrants and restricted stock was $820,889 and $1,639,001 for the three months ended March 31, 2010 and 2009, respectively.

The 2007 Stock Incentive Plan, which was approved by Dune’s stockholders, reserved a total of 3,200,000 shares of common stock for issuance to employees, officers and non-employee directors. The Plan is administered by Dune’s Compensation Committee. On December 17, 2007, pursuant to its 2007 Stock Incentive Plan, the Company issued a total of 248,591 shares of its common stock to its employees and non-employee directors. These shares vest ratably over a three year period with the initial vesting occurring December 17, 2008. Through March 31, 2010, 61,781 shares were cancelled due to termination of certain employees.

On August 1, 2008, pursuant to its 2007 Stock Incentive Plan, the Company issued a total of 622,700 shares of its common stock to its employees, officers and non-employee directors. These shares vest ratably over a three year period with the initial vesting occurring August 1, 2009. Through March 31, 2010, 62,091 shares were cancelled due to termination of certain employees.

On December 31, 2009, pursuant to its 2007 Stock Incentive Plan, the Company issued a total of 527,000 shares of its common stock to it employees, officers and non-employee directors. These shares vest ratably over a three year period with the initial vesting occurring December 31, 2010. Additionally, the Company issued a total of 46,780 shares of its common stock to employees as a condition of their employment. These shares vest at various dates over a three year period. Through March 31, 2010, 13,200 shares were cancelled due to termination of certain employees.

NOTE 7—INCOME TAXES

For the year ended December 31, 2008, the Company incurred a significant impairment loss of our oil and gas properties due to the steep decline in global energy prices over that same time period. As a result, Dune is in a position of cumulative reporting losses for the current and preceding reporting periods. The volatility of energy prices and uncertainty of when energy prices may rebound is not readily determinable by management. At this date, this general fact pattern does not allow the Company to project sufficient sources of future taxable income to offset tax loss carryforwards and net deferred tax assets in the U.S. Under these current circumstances, it is management’s opinion that the realization of these tax attributes does not reach the “more likely than not criteria” under FASB ASC 740—Income Taxes. As a result, the Company’s taxes through March 31, 2010 are subject to a full valuation allowance.

NOTE 8—FAIR VALUE MEASUREMENTS

Certain assets and liabilities are reported at fair value on a recurring basis in Dune’s Consolidated Balance Sheet. The following table summarizes the valuation of our investments and financial instruments by FASB ASC 820-10-05 pricing levels as of March 31, 2010:

	Fair Value Measurements at March 31, 2010 Using
	Level 1	Level 2	Level 3	Total
Oil and gas derivative liabilities	$—	$(37,304)	$—	$(37,304)

Total	$—	$(37,304)	$—	$(37,304)

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

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and our 2009 Form 10-K. Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy and financial condition before we make any forward-looking statements but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, exploitation, development and acquisition expenditures as well as revenue, expense and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses and interest costs that we believe are reasonable based on currently available information.

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

Liquidity and Capital Resources

During the first three months of 2010 compared to the first three months of 2009, net cash flow provided by operating activities increased by $9.0 million to $7.7 million. This increase was primarily attributable to a reduction in accounts payable and accrued liabilities of $7.7 million and a gain on derivative liabilities of $1.2 million.

Our current assets were $35.7 million on March 31, 2010. Cash on hand comprised approximately $20.1 million of this amount. This compared to $15.1 million at the end of the calendar year 2009 and $9.6 million at the end of the first quarter of 2009. Accounts payable has been reduced from $11.8 million at year end 2009 to $7.4 million at March 31, 2010. Accounts payable were $9.6 million at March 31, 2009.

The financial statements continue to reflect a modest but ongoing drilling and facilities upgrade program which amounted to $1.5 million during the first three months of 2010. The reduced spending reflected our efforts to conserve cash while attempting to modify the Company’s capital structure to provide the flexibility for a more robust growth strategy. Assuming that this can be accomplished, we may spend approximately $21.0 million during the final nine months of 2010 on continuing development and exploitation of our asset base. This would represent an $8 million increase over our almost $14.0 million of capital investment in 2009. However, this anticipated capital may be reduced or increased depending on available cash flow and our continuing capital restructuring efforts. Because we operate the majority of our properties, we can control the timing of expenditures.

During the third quarter of 2009, our revolving credit facility availability was increased to $40 million from $34.95 million. This provided liquidity to meet our expected working capital needs for 2009 and is expected to do so again in 2010. As of March 31, 2010, borrowings under this credit facility totaled $24.0 million for working capital purposes. Our credit agreement requires that Dune hedge between 50% and 80% of production from proved developed producing oil and gas reserves for a rolling six month period. We currently have 50% of this production hedged over the next six months and 50% through December 31, 2010. Over 58% of oil production and approximately 44% of gas production is hedged over this same 6 month time frame. Effectively all of the hedging instruments are collars. For essentially all of 2010, there are three collars. The crude oil collars are $60.00/$88.10 and $70.00/$88.10. The natural gas collar is $4.50/$7.68.

Semi-annual interest of $15.75 million on our 10 1/2% Senior Secured Notes due 2012 was paid on December 31, 2009 and is due on June 1 and December 1 thereafter. The principal on the Senior Secured Notes is not due until 2012.

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

As mentioned above, capital spending for the remainder of the fiscal year will be targeted at approximately $21.0 million. The exact amount will depend upon individual well performance results, cash flow and, where applicable, partner negotiations on the timing of drilling operations. In addition, we expect to offer participations in our drilling program to industry partners over this time frame, thus potentially reducing our capital requirements.

Results of Operations

Year-over-year production decreased slightly from 2,368 Mmcfe for the first three months of 2009 to 2,253 Mmcfe for the same three month period of 2010. This decrease was caused by normal reservoir declines and the very limited capital reinvestment program discussed earlier.

The following table reflects the increase in oil and gas sales revenue due to the changes in prices and volumes:

	2010	% Increase (Decrease)	2009
Oil production volume (Mbbls)	180	-9%	198
Oil sales revenue ($000)	$13,716	74%	$7,881
Price per Bbl	$76.24	91%	$39.86
Increase (decrease) in oil sales revenue due to:
Change in prices	$7,203
Change in production volume	(1,368)

Total increase (decrease) in oil sales revenue	$5,835

Gas production volume (Mmcf)	1,173	-1%	1,181
Gas sales revenue ($000)	$6,535	2%	$6,418
Price per Mcf	$5.57	2%	$5.43
Increase (decrease) in gas sales revenue due to:
Change in prices	$165
Change in production volume	(48)

Total increase (decrease) in gas sales revenue	$117

Total production volume (Mmcfe)	2,253	-5%	2,368
Total revenue ($000)	$20,251	42%	$14,299
Price per Mcfe	$8.99	49%	$6.04
Increase (decrease) in total revenue due to:
Change in prices	$6,986
Change in production volume	(1,034)

Total increase (decrease) in total revenue	$5,952

We recorded a net loss available to common shareholders for the three months ended March 31, 2010 of ($14.3 million) or ($0.36) loss per share compared to net loss available to common shareholders of ($20.9 million) or ($1.03) loss per share for the same quarter of 2009. The increase of $6.6 million for the quarter is a result of improved commodity prices and reduction in G&A expense.

Revenues

Revenues for the quarter ended March 31, 2010 totaled $20.3 million compared to $14.3 million for the quarter ended March 31, 2009 representing a $6.0 million increase. Production volumes for 2010 were 180 Mbbls of oil and 1.2 Bcf of natural gas or 2.3 Bcfe. This compares to 198 Mbbls of oil and 1.2 Bcf of natural gas or 2.4 Bcfe representing little change in production volumes. In 2010, the average sales price per barrel of oil was $76.24 and $5.57 per mcf of natural gas as compared to $39.86 per barrel and $5.43 per mcf, respectively for 2009. These results indicate that the increase in revenue is primarily attributable to the increase in commodity prices as the average price received per Mcfe produced was $8.99 in 2010 versus $6.04 in 2009 representing an increase of 49%.

Operating expenses

Lease operating expense and production taxes

The following table presents the major components of Dune’s lease operating expense (in thousands) for the first quarter of 2010 and 2009 on a Mcfe basis:

	Quarter ended March 31,
	2010		2009
	Total	Per Mcfe	Total	Per Mcfe
Direct operating expense	$6,113	$2.71	$5,060	$2.14
Workovers	237	0.11	177	0.07
Ad valorem taxes	352	0.16	312	0.13
Production taxes	1,350	0.60	1,101	0.46
Transportation	482	0.21	370	0.16

	$8,534	$3.79	$7,020	$2.96

Lease operating expense for the quarter ended March 31, 2010 totaled $8.5 million versus $7.0 million for the same period of 2009. This translated into an increase of $0.83/Mcfe on a volume basis. This increase reflects additional costs associated with operating older, more mature fields requiring additional repair and maintenance costs as well as higher production and ad valorem taxes. Additionally, overall lease operating expense increases are the result of the drilling of successful wells in Chocolate Bayou and Alvin Townsite fields.

Accretion of asset retirement obligation

Accretion expense for asset retirement obligations increased by $0.06 million for the quarter ended March 31, 2010 compared to the comparable period in 2009. This small increase is the result of reevaluating abandonment costs at the year end.

Depletion, depreciation and amortization (DD&A)

For the quarter ended March 31, 2010, the Company recorded DD&A expense of $8.1 million ($3.60/mcfe) compared to $8.1 million ($3.40/mcfe) for the quarter ended March 31, 2009. DD&A remained relatively constant for the first quarter of 2010 compared to the first quarter of 2009.

General and administrative expense (G&A expense)

G&A expense for the current quarter ended 2010 decreased $1.6 million from the comparable 2009 quarter to $3.4 million. This decrease resulted principally from a reduction in personnel expense of $1.0 million and share-based compensation of $0.8 million.

On a unit of production basis, G&A fell from $2.13/mcfe for the first quarter of 2009 to $1.53/mcfe for the same period of 2010.

Other income (expense)

Interest income

Interest income for the quarter ended March 31, 2010 was $0.03 million less than the comparable 2009 quarter. This was the result of using our cash balances to support working capital and contribute to the capital program.

Interest expense

Interest expense for the quarter ended March 31, 2010 was $8.9 million compared to $8.7 million in the comparable quarter ended 2009.

Gain (loss) on derivative liabilities

For the current quarter ended March 31, 2010, the Company incurred a gain on derivatives of $1.3 million composed of an unrealized gain of $1.6 million due to the change in the mark-to-market valuation and a realized loss of $0.3 million for cash settlements. This gain compared to a $2.8 million gain for the 2009 comparable quarter which consisted of an unrealized gain of $0.4 million due to the change in the mark-to-market valuation and a realized gain of $2.4 million for cash settlements.

Net income (loss) available to common shareholders

For the first quarter ended March 31, 2010, net loss available to common shareholders decreased $6.6 million from the comparable quarter of 2009. This decrease reflects the impact of a $6.0 million increase in revenues, a $2.4 million decrease in Preferred Stock dividends and a $1.6 million reduction in G&A expense partially offset by a ($1.5 million) increase in operating expenses and a ($1.5 million) reduction in the gain on derivative liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is the commodity pricing available to our oil and natural gas production. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for oil and spot prices applicable to natural gas. To mitigate some of this risk, we engage periodically in certain hedging activities, consisting primarily of costless collars, in order to establish some price floor protection (see Note 5 to financial statements). We also have some exposure to market risk consisting of changes in interest rates on borrowings under our credit agreement with our senior lender. An increase in interest rates would adversely affect our operating results and the cash flow available after debt service to fund operations. We manage exposure to interest rate fluctuations by optimizing the use of fixed and variable debt.

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

At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures are effective.

During the quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DUNE ENERGY, INC.

Date: May 5, 2010	By:	/s/ JAMES A. WATT
	Name:	James A. Watt
	Title:	President and Chief Executive Officer

Date: May 5, 2010	By:	/s/ FRANK T. SMITH, JR.
	Name:	Frank T. Smith, Jr.
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer