Form 10-Q
period 2010-06-30
DUNE ENERGY INC
filed 2010-08-04
CIK 1092839

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 001-32497

DUNE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4737507
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Two Shell Plaza, 777 Walker Street, Suite 2300, Houston, Texas 77002

(Address of principal executive offices)

(713) 229-6300

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 40,377,043 shares of Common Stock, $.001 par value per share, as of July 30, 2010.

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Dune Energy, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$12,949,838	$15,053,571
Restricted cash	71,426	—
Accounts receivable	10,910,581	15,026,945
Assets held for sale	—	36,526,883
Prepayments and other current assets	480,075	2,724,666
Derivative asset	152,686	—

Total current assets	24,564,606	69,332,065

Oil and gas properties, using successful efforts accounting—proved	544,059,111	541,705,920
Less accumulated depreciation, depletion, amortization and impairment	(275,630,084)	(245,531,157)

Net oil and gas properties	268,429,027	296,174,763

Property and equipment, net of accumulated depreciation of $2,621,117 and $2,247,220	872,416	1,215,123
Deferred financing costs, net of accumulated amortization of $2,033,281 and $1,565,280	1,689,952	1,026,445
Other assets	4,325,197	4,427,826

	6,887,565	6,669,394

TOTAL ASSETS	$299,881,198	$372,176,222

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,561,361	$11,760,370
Accrued liabilities	21,264,648	21,656,922
Derivative liability	—	1,596,545
Short-term debt	225,616	1,579,308
Preferred stock dividend payable	2,012,000	1,985,000

Total current liabilities	26,063,625	38,578,145
Long-term debt, net of discount of $6,363,702 and $7,737,553	293,636,298	316,262,447
Other long-term liabilities	18,207,384	17,640,000

Total liabilities	337,907,307	372,480,592

Commitments and contingencies	—	—
Redeemable convertible preferred stock, net of discount of $6,062,075 and $7,205,812, liquidation preference of $1,000 per share, 750,000 shares designated, 201,225 and 192,050 shares issued and outstanding	195,162,925	184,844,188
STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 1,000,000 shares authorized, 250,000 shares undesignated, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 40,377,043 and 39,801,796 shares issued and outstanding	40,377	39,802
Treasury stock, at cost (68,720 and 68,089 shares)	(48,749)	(48,642)
Additional paid-in capital	88,424,404	97,600,721
Accumulated deficit	(321,605,066)	(282,740,439)

Total stockholders’ deficit	(233,189,034)	(185,148,558)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$299,881,198	$372,176,222

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues	$15,956,295	$12,135,452	$32,921,516	$23,945,639

Operating expenses:
Lease operating expense and production taxes	6,635,354	7,242,955	14,219,568	13,499,872
Accretion of asset retirement obligation	459,421	399,933	920,149	799,821
Depletion, depreciation and amortization	7,407,283	6,228,829	14,400,953	13,008,369
General and administrative expense	2,902,941	3,584,885	6,348,897	8,632,465
Impairment of oil and gas properties	16,071,871	—	16,071,871	—

Total operating expense	33,476,870	17,456,602	51,961,438	35,940,527

Operating income (loss)	(17,520,575)	(5,321,150)	(19,039,922)	(11,994,888)

Other income (expense):
Interest income (expense)	120	(4,518)	612	25,809
Interest expense	(9,238,819)	(8,740,561)	(18,110,452)	(17,419,508)
Gain (loss) on derivative liabilities	436,390	(2,926,555)	1,695,264	(123,555)

Total other income (expense)	(8,802,309)	(11,671,634)	(16,414,576)	(17,517,254)

Loss on continuing operations	(26,322,884)	(16,992,784)	(35,454,498)	(29,512,142)
Income (loss) on discontinued operations	(4,623,564)	635,164	(3,410,129)	1,073,646

Net loss	(30,946,448)	(16,357,620)	(38,864,627)	(28,438,496)
Preferred stock dividend	(6,468,368)	(10,477,420)	(12,871,476)	(19,332,480)

Net loss available to common shareholders	$(37,414,816)	$(26,835,040)	$(51,736,103)	$(47,770,976)

Net loss per share:
Basic and diluted from continuing operations	$(0.81)	$(1.10)	$(1.20)	$(2.16)
Basic and diluted from discontinued operations	(0.11)	0.03	(0.08)	0.05

Total basic and diluted	$(0.92)	$(1.07)	$(1.28)	$(2.11)

Weighted average shares outstanding:
Basic and diluted	40,416,133	25,037,114	40,307,376	22,660,560
Comprehensive loss:
Net loss	$(30,946,448)	$(16,357,620)	$(38,864,627)	$(28,438,496)
Other comprehensive income	—	924,218	—	1,848,436

Comprehensive loss	$(30,946,448)	$(15,433,402)	$(38,864,627)	$(26,590,060)

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,864,627)	$(28,438,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) on discontinued operations	3,410,129	(1,073,646)
Depletion, depreciation and amortization	14,400,953	13,008,369
Impairment of oil and gas properties	16,071,871	—
Amortization of deferred financing costs and debt discount	1,841,852	1,586,647
Stock-based compensation	1,169,997	2,512,367
Accretion of asset retirement obligation	920,149	799,821
Loss (gain) on derivative liabilities	(1,749,231)	4,780,940
Changes in:
Accounts receivable	4,873,396	1,896,158
Prepayments and other assets	2,244,591	2,348,032
Payments made to settle asset retirement obligations	(170,555)	(316,955)
Accounts payable and accrued liabilities	(9,734,993)	(12,716,051)

NET CASH USED IN CONTINUED OPERATIONS	(5,586,468)	(15,612,814)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	2,920,768	3,735,337

NET CASH USED IN OPERATING ACTIVITIES	(2,665,700)	(11,877,477)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved and unproved properties	(2,353,193)	(5,165,785)
Purchase of furniture and fixtures	(31,189)	(9,103)
Increase in restricted cash	(71,426)	—
Decrease (increase) in other assets	102,629	(612,730)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES—CONTINUED OPERATIONS	(2,353,179)	(5,787,618)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES—DISCONTINUED OPERATIONS	29,400,348	(268,904)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	27,047,169	(6,056,522)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt	6,000,000	17,000,000
Increase in loan costs	(1,131,509)	—
Payments on short-term debt	(31,353,692)	(1,726,026)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(26,485,201)	15,273,974

NET CHANGE IN CASH BALANCE	(2,103,732)	(2,660,025)
Cash balance at beginning of period	15,053,570	15,491,532

Cash balance at end of period	$12,949,838	$12,831,507

SUPPLEMENTAL DISCLOSURES
Interest paid	$16,322,703	$15,770,052
Income taxes paid	—	—
NON-CASH DISCLOSURES
Common stock issued for conversion of preferred stock	$2,448,000	$29,143,000
Redeemable convertible preferred stock dividends	11,650,000	13,794,017
Accretion of discount on preferred stock	1,143,737	959,189

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

Dune prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, Dune has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first six months of 2010. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2009. The income statement for the six months ended June 30, 2010 cannot necessarily be used to project results for the full year.

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

Discontinued operations

On June 30, 2010, the Company closed the sale of its South Florence Properties located in Vermilion Parish, Louisiana. In accordance with FASB ASC 360-10 – Accounting for the Impairment or Disposal of Long-lived Assets, the results of operations of this divestiture have been reflected as discontinued operations. See Note 9 for additional information regarding discontinued operations.

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

Impairment of oil and gas properties

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

During the three and six months ended June 30, 2010, the Company impaired its oil and gas properties by $16,071,871 which is reflected in the accompanying consolidated financial statements. The impairment consists of expired leasehold costs on the Murphy Lake field and drilling costs on the Exxon Fee #5 which will not be completed.

NOTE 2—DEBT FINANCING

Wells Fargo Foothill Credit Agreement (Short-term debt)

On May 15, 2007, Dune entered into a credit agreement among it, each of Dune’s subsidiaries named therein as borrowers, each of Dune’s subsidiaries named therein as guarantors, certain lenders and Wells Fargo Foothill, Inc. (“Wells Fargo”), as arranger and administrative agent (the “WF Agreement”). Subject to the satisfaction of a Borrowing Base formula (based on the proved producing and non-producing reserves of Dune and its operating subsidiaries), numerous conditions precedent and covenants, the WF Agreement provides for a revolving credit commitment of up to $20 million, which could be extended up to $40 million upon request by Dune so long as no Default or Event of Default exists or would exist at time of such request (the “Revolver Commitment”), with a sub-limit of $20 million for issuance of letters of credit. Effective February 29, 2008, Dune requested and received the extension up to $40 million under the Revolver Commitment. The borrowing base was reset to $34,949,080 as of February 4, 2009 and reset back to $40 million in August 2009. Unless earlier payment was required under the WF Agreement, advances under the Revolver Commitment were to be paid on or before May 15, 2010. Under the WF Agreement, interest on advances accrued at either Wells Fargo’s Base Rate or the LIBOR rate, at Dune’s option, plus an applicable margin ranging from 0.25% to 2.0% based upon the ratio of outstanding advances and letters of credit usage under the WF Agreement to the Borrowing Base or Revolver Commitment, whichever was less. With respect to letters of credit issued under the WF Agreement, fees accrued at a rate equal to the applicable margin for any LIBOR rate advances multiplied by the daily balance of the undrawn amount of all outstanding letters of credit. As of June 30, 2010, standby letters of credit were issued amounting to $8.5 million. During 2009 there were new borrowings of $24.0 million which were repaid on June 30, 2010.

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

On March 23, 2010, the maturity date on the WF Agreement was extended until March 31, 2011 through a third amendment to the agreement. In addition, the $10 million minimum liquidity requirement was removed. New minimum monthly cumulative EBITDA and minimum monthly production covenants were added. The Company is also required to maintain a minimum $80 million of proved developed producing reserves. An annual ceiling was also placed on capital expenditures. The borrowing rate options were increased to LIBOR plus 5% or Base Rate plus 5% and letter of credit fees are now 3.5%. A minimum floor of 1% was also placed under the LIBOR rate. The non-use fee under the agreement was increased to 0.75%. The borrowing base calculation is based solely on 65% of proved developed producing reserves and the hydrocarbon pricing assumptions used are to be the lower of a formula based on the NYMEX strip or the WFF price deck then in effect. Finally, there was a $500,000 closing fee and an early termination fee.

On May 21, 2010, Dune entered into a fourth amendment to the WF Agreement which lowered the existing EBITDA in order to reflect the revised cash flow forecast resulting from the results of the third party prepared year-end reserve report. An amendment fee of $100,000 was paid for this change.

On June 25, 2010, the Company signed a fifth amendment to the WF Agreement in order to release the South Florence Properties from the collateral securing the obligations and facilitate the sale of this field to a private, third-party entity. Wells Fargo consented to the disposition subject to various conditions, including, without limitation, completing the sale of such assets by June 30, 2010 for net cash proceeds of not less than $27 million and applying such proceeds to advances outstanding under the credit agreement. In addition, the credit agreement was modified in order to reflect the sale as follows:

•	The Borrowing Base formula was modified to provide for an additional allowance of $20 million (the Availability Reserve) to be deducted from the Company’s proved developed producing (PDP) calculation;

•	The existing covenants relating to minimum monthly EBITDA and net hydrocarbon production were lowered;

•	The minimum PV-10 of the Company’s PDP reserves was lowered from $80 million to $70 million, as measured upon receipt of each reserve report; and

•	There was a $500,000 amendment fee.

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

The Senior Secured Notes, bearing interest at the rate of 10 1/2 % per annum, were issued under that certain indenture, dated May 15, 2007, among Dune, the guarantors named therein, and The Bank of New York Trust Company NA, as trustee (the “Indenture”). The Indenture contains customary representations and warranties by the Company as well as typical restrictive covenants whereby Dune has agreed, among other things, to limitations on the incurrence of additional indebtedness, declaration of dividends, issuance of capital stock, sale of assets and corporate reorganizations.

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

The debt discount is being amortized over the life of the notes using the effective interest method. Amortization expense associated with the debt discount amounted to $660,000 and $1,373,851 and is included in interest expense in the consolidated financial statements for the three and six months ended June 30, 2010, respectively.

NOTE 3—REDEEMABLE CONVERTIBLE PREFERRED STOCK

During the quarter ended June 30, 2007, Dune sold to Jefferies & Company, Inc. pursuant to the Purchase Agreement dated May 1, 2007, 216,000 shares of its Senior Redeemable Convertible Preferred Stock (“Preferred Stock”) for gross proceeds of $216 million less a discount of $12.3 million yielding net proceeds of $203.7 million. As provided in the Certificate of Designation, the Preferred Stock has a liquidation preference of $1,000 per share and originally paid a dividend at a rate of 10% per annum, payable quarterly, at the option of Dune, in additional shares of Preferred Stock, shares of common stock (subject to the satisfaction of certain conditions) or cash. The Preferred Stock was initially convertible into shares of our common stock, based on an initial conversion price of $15.00 per share of the common stock. However, the Certificate of Designation provided a one-time adjustment to the conversion price in the event that the volume weighted average price of the Company’s common stock for the 30 trading days up to and including April 30, 2008 was less than $12.50 per share. The Certificate of Designation also provided that, if the volume weighted average price of the Company’s common stock plus 10% over this 30 day trading period was less than $8.75, then the dividend payable on the Preferred Stock would increase. Because the volume weighted average price of the Company’s common stock was below these thresholds over this 30 day period, effective May 1, 2008, the conversion price of the Preferred Stock was lowered to $8.75 and the dividend rate increased to 12% per annum.

The conversion price of the Preferred Stock is subject to adjustment pursuant to customary anti-dilution provisions and may also be adjusted upon the occurrence of a fundamental change as defined in the Certificate of Designation. In the event a holder of Dune’s Preferred Stock elects to convert such shares prior to June 1, 2010, then such holder shall be entitled to a make whole premium consisting of the present value of all dividends on the Preferred Stock as if paid in cash from the date of conversion through June 10, 2010, computed using a discount rate equal to the reinvestment yield (as defined in the Certificate of Designation). Dune may elect to pay this amount in cash or shares of its common stock. Should the Company elect to make such payment in shares of its common stock, then such share will be valued at a 10% discount to the volume weighted average price of the Company’s common stock for the 10 trading days preceding any such conversion. The equity ownership of holders of Dune’s common stock could be significantly diluted. The Preferred Stock is redeemable at the option of the holder on December 1, 2012 and subject to the terms of any of the Company’s indebtedness or upon a change of control. In the event Dune fails to redeem shares of Preferred Stock “put” to Dune by a holder, then the conversion price shall be lowered and the dividend rate increased. After December 1, 2012, Dune may redeem shares of Preferred Stock. The Company analyzed the adjustment of the conversion right and the make whole premium for derivative accounting under FASB ASC 815 – Derivatives and Hedges and determined that it was not applicable to either provision.

The Preferred Stock discount is deemed a Preferred Stock dividend and is being amortized over five years using the effective interest method and is charged to additional paid-in capital as the Company has a deficit balance in retained earnings. Charges to additional paid-in capital for the three and six months ended June 30, 2010 amounted to $614,368 and $1,143,739, respectively.

During the six months ended June 30, 2010, holders of 2,448 shares of the Preferred Stock converted their shares into 704,979 shares of common stock. This amount includes 425,206 shares that the Company elected to issue to pay make whole premiums. Shares issued to satisfy the make whole premiums were deemed a Preferred Stock dividend for accounting purposes and increased the Preferred Stock dividend by $77,739.

During the six months ended June 30, 2010 and 2009, Dune paid dividends on the Preferred Stock in the amount of $11,623,000 and $14,024,000, respectively. In lieu of cash, the Company elected to issue 11,623 and 14,024 additional shares of Preferred Stock, respectively.

NOTE 4—REVERSE STOCK SPLIT

On November 30, 2009, the Company’s stockholders approved a 1-for-5 reverse stock split. The reverse stock split was effective at the opening of trading on December 2, 2009. As a result of the reverse stock split, every five shares of the Company’s common stock that a stockholder owned were converted into one share of the Company’s common stock, thus reducing the number of outstanding shares of common stock from approximately 185.5 million shares to 37.1 million shares as of the close of business on December 1, 2009. Following the reverse stock split, the Company continued to have 300 million authorized shares of common stock. Notwithstanding the reverse stock split, each shareholder continued to hold the same percentage of the Company’s outstanding common shares immediately following the reverse stock split as was held immediately prior to the split, except for fractional shares. Fractional shares created as a result of the reverse stock split were rounded up to the nearest whole share.

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

DUNE ENERGY, INC.

Current Hedge Positions as of June 30, 2010

Crude Oil Trade Details

Instrument	Beginning Date	Ending Date	Floor	Ceiling	Total Bbl 2010	Bbl/d
Collar	Mar-10	Dec-10	$70.00	$88.10	36,000	196
Collar	Dec-09	Dec-10	$60.00	$88.10	148,000	804

					184,000	1,000

	Days				184
	Hedged Daily Production (bbl)				1,000

Natural Gas Trade Details

Instrument	Beginning Date	Ending Date	Floor	Ceiling	Total Mmbtu 2010	Mmbtu/d
Collar	Feb-10	Dec-10	$4.50	$7.68	1,110,000	6,033

					1,110,000	6,033

	Days				184
	Hedged Daily Production (mmbtu)				6,033

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

Accordingly, the gain or losses on derivatives are recognized in earnings. For the three and six months ended June 30, 2010 , Dune recorded a gain on the derivatives of $436,390 and $1,695,264, composed of an unrealized gain on changes in mark-to-market valuations of $189,990 and $1,749,231 and a realized gain (loss) on cash settlements of $246,400 and ($53,967).

NOTE 6—RESTRICTED STOCK, STOCK OPTIONS AND WARRANTS

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors and consultants. Total stock-based compensation expense including options, warrants and restricted stock was $349,108 and $1,169,997 for the three and six months ended June 30, 2010, and $873,365 and $2,512,367 for the three and six months ended June 30, 2009, respectively.

The 2007 Stock Incentive Plan, which was approved by Dune’s stockholders, reserved a total of 1,400,000 shares of common stock for issuance to employees, officers and non-employee directors. The Plan is administered by Dune’s Compensation Committee. On December 17, 2007, pursuant to its 2007 Stock Incentive Plan, the Company issued a total of 248,591 shares of its common stock to its employees and non-employee directors. These shares vest ratably over a three year period with the initial vesting occurring December 17, 2008. Through June 30, 2010, 67,873 shares were cancelled due to termination of certain employees.

On August 1, 2008, pursuant to its 2007 Stock Incentive Plan, the Company issued a total of 622,700 shares of its common stock to its employees, officers and non-employee directors. These shares vest ratably over a three year period with the initial vesting occurring August 1, 2009. Through June 30, 2010, 98,836 shares were cancelled due to termination of certain employees.

On December 31, 2009, pursuant to its 2007 Stock Incentive Plan, the Company issued a total of 527,000 shares of its common stock to it employees, officers and non-employee directors. These shares vest ratably over a three year period with the initial vesting occurring December 31, 2010. Additionally, the Company issued a total of 46,780 shares of its common stock to employees as a condition of their employment. These shares vest at various dates over a three year period. Through June 30, 2010, 77,200 shares were cancelled due to termination of certain employees.

NOTE 7—INCOME TAXES

For the year ended December 31, 2008, the Company incurred a significant impairment loss on oil and gas properties due to the steep decline in global energy prices over that same time period. As a result, Dune is in a position of cumulative reporting losses for the current and preceding reporting periods. The volatility of energy prices and uncertainty of when energy prices may rebound is not readily determinable by management. At this date, this general fact pattern does not allow the Company to project sufficient sources of future taxable income to offset tax loss carryforwards and net deferred tax assets in the U.S. Under these current circumstances, it is management’s opinion that the realization of these tax attributes does not reach the “more likely than not criteria” under FASB ASC 740 – Income Taxes. As a result, the Company’s taxes through June 30, 2010 are subject to a full valuation allowance.

NOTE 8—FAIR VALUE MEASUREMENTS

Certain assets and liabilities are reported at fair value on a recurring basis in Dune’s consolidated financial statements. The following table summarizes the valuation of our investments and financial instruments by FASB ASC 820-10-05 pricing levels as of June 30, 2010:

	Fair Value Measurements at June 30, 2010 Using
	Level 1	Level 2	Level 3	Total
Oil and gas derivative assets	$—	$152,686	$—	$152,686

Total	$—	$152,686	$—	$152,686

NOTE 9—DISCONTINUED OPERATIONS

On June 30, 2010, Dune consummated the sale of the South Florence field located in Vermilion Parish, Louisiana. The disposition of the South Florence Properties allowed the Company to temporarily or permanently repay all outstanding borrowings under the WF Agreement and to invest in new assets or fund maintenance, repair or improvement of existing properties and assets. The effective date of the sale was May 1, 2010.

Consideration received by the Company for the South Florence Properties aggregated $29,483,363, consisting of the purchase price of $30 million, as adjusted to account for sale of hydrocarbons and various related costs, expenses and charges incurred between execution of the Purchase and Sale Agreement and completion of the sale.

In conjunction with the sale of these assets, the Company recognized a loss of $4,950,744 to write down the related carrying amounts to their fair value plus the cost to sell. The assets of the discontinued operations, consisting of net oil and gas properties, are presented separately under the caption “Assets held for sale” in the accompanying consolidated financial statements at December 31, 2009.

Pursuant to accounting rules for discontinuing operations, Dune has classified 2010 and prior reporting periods to present the activity related to the South Florence Properties as a discontinued operation. Discontinued operations for the three and six months ended June 30, 2010 and 2009 are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues	$1,086,671	$2,750,058	$4,372,648	$5,238,519

Costs and expenses:
Lease operating expense	379,931	740,376	1,329,600	1,503,182
Depletion, depreciation and amortization	379,560	1,374,518	1,502,433	2,661,691
Impairment on asset	4,950,744	—	4,950,744	—

Total operating expense	5,710,235	2,114,894	7,782,777	4,164,873

Income (loss) on discontinued operations	$(4,623,564)	$635,164	$(3,410,129)	$1,073,646

Production:
Oil (Bbl)	9,653	32,516	38,474	69,499
Gas (Mcf)	67,713	247,810	254,537	445,285
Total (Mcfe)	125,631	442,906	485,381	862,279

NOTE 10—COMMITMENTS AND CONTINGENCIES

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

In connection with the acquisition of Goldking, the Company inherited an environmental contingency which after conducting its due diligence and subsequent testing believes is the responsibility of a third party. However, federal and state regulators have determined Dune is the responsible party for clean up of this area. Dune has maintained a passive maintenance of this site since it was first discovered after Hurricane Katrina. Cost to date of approximately $1,100,000 has been covered by the Company’s insurance minus the standard deductibles. The Company still feels another party has the primary responsibility for this occurrence but is committed to working with the various state and federal authorities on resolution of this issue. At this time no estimate of the final cost of remediation of this site can be determined or if the Company’s insurance will continue to cover the clean up costs or if the Company can be successful in proving the other party should be primarily responsible for the cost of remediation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2009. Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy and financial condition before we make any forward-looking statements but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, exploitation, development and acquisition expenditures as well as revenue, expense and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses and interest costs that we believe are reasonable based on currently available information. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in “Item 1A.—Risk Factors” as well as those discussed elsewhere in this Quarterly Report on Form 10-Q and the risks discussed in our press releases and other communications to stockholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. Except as may be required under the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our primary focus will continue to be the development and exploration efforts in our Gulf Coast properties. We believe that our acreage position will allow us to grow organically through low risk drilling in the near term. This position continues to present attractive opportunities to expand our reserve base through field extensions and high risk/high reward exploratory drilling opportunities. In addition, we will constantly review, rationalize and “high-grade” our properties in order to optimize our existing asset base. Consistent with this goal, on June 30, 2010, we completed the previously reported sale of our South Florence field to Texas Petroleum Investment Company, an unrelated third party, for approximately $30 million.

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

Liquidity and Capital Resources

During the first six months of 2010 compared to the first six months of 2009, net cash flow used in operating activities improved by $9.2 million to ($2.7) million. This improvement was primarily attributable to higher average oil and gas prices for the six months ended June 30, 2010 of $76.36/bbl and $5.14/mcf compared to $47.57/bbl and $4.66/mcf for the six months ended June 30, 2009.

Our current assets were $24.6 million on June 30, 2010. Cash on hand comprised approximately $13.0 million of this amount. This compared to $15.1 million of cash at the end of the calendar year 2009 and $12.8 million at the end of the second calendar quarter of 2009. Accounts payable have been reduced from $11.8 million at year end 2009 to $2.6 million at June 30, 2010 and $7.5 million at June 30, 2009.

The consolidated financial statements continue to reflect a much reduced but ongoing drilling and facilities upgrade program which amounted to $2.4 million during the first six months of 2010. The reduced spending reflected our efforts to conserve cash while attempting to modify the Company’s capital structure. Discussions in this regard have not progressed and we have decided to resume a capital program that is consistent with a more robust effort to exploit our reserve potential primarily at Garden Island Bay and Chocolate Bayou. This strategy will involve industry partners in these efforts so as to reduce our upfront cash requirements. As a result, we may spend approximately $10 to $15 million during the final six months of 2010 on continuing development and exploitation of our asset base. This would represent a modest $1 to $4 million increase over our almost $14.0 million of capital investment in 2009.

During the first six months of 2010, our $40 million revolving credit facility availability was reduced to $20 million primarily due to the sale of the South Florence field at the end of the second quarter. Nevertheless, this still provides ample liquidity to meet our expected working capital needs for 2010. As of June 30, 2010, there were no borrowings under this credit facility. Our credit agreement requires that Dune hedge between 50% and 80% of production from proved developed producing oil and gas reserves for a rolling six month period. We currently have 50% of this production hedged over the next six months through December 31, 2010. Over 58% of oil production and approximately 44% of gas production is hedged over this same six month time frame. Effectively all of the hedging instruments are collars. For essentially all of 2010, there are three collars. The crude oil collars are $60.00/$88.10 and $70.00/$88.10. The natural gas collar is $4.50/$7.68.

Semi-annual interest of $15.75 million on our 10 1/2% Senior Secured Notes due 2012 was paid on June 1, 2010 and is due on December 1 and June 1 thereafter. The principal on the Senior Secured Notes is not due until 2012.

Shares of our Senior Redeemable Convertible Preferred Stock are not redeemable until the later of December 1, 2012 or the repayment in full of all senior secured debt or upon a change in control. Dividends are payable quarterly with the Company having the option of paying any dividend on the Preferred Stock in shares of common stock, shares of Preferred Stock or cash.

Our primary sources of liquidity are cash provided by operating activities, debt financing, sales of non-core properties and access to capital markets. The strength of our current cash position and availability under our revolver puts us in a position to meet our financial obligations and ongoing capital programs in the current commodity price environment.

As mentioned above, capital spending for the remainder of the fiscal year will be targeted at approximately $10 to $15 million. The exact amount will depend upon individual well performance results, cash flow and, where applicable, partner negotiations on the timing of drilling operations. In addition, we expect to offer participations in our drilling program to industry partners over this time frame, thus potentially reducing our capital requirements.

Results of Operations

Year-over-year production decreased from 3,853 Mmcfe for the first six months of 2009 to 3,768 Mmcfe for the same six month period of 2010. This decrease was caused by normal reservoir declines and a very limited capital reinvestment program.

The following table reflects the increase in oil and gas sales revenue from continuing operations due to the changes in prices and volumes:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
Oil production volume (Mbbls)	147	2%	144	298	-2%	305
Oil sales revenue ($000)	$11,258	38%	$8,136	$22,756	57%	$14,509
Price per bbl	$76.59	36%	$56.50	$76.36	61%	$47.57
Increase (decrease) in oil sales revenue due to:
Change in production volume	$170			$(333)
Change in prices	2,952			8,580

Total increase in oil sales revenue	$3,122			$8,247

Gas production volume (Mmcf)	992	-5%	1,039	1,978	-2%	2,023
Gas sales revenue ($000)	$4,698	17%	$3,999	$10,166	8%	$9,436
Price per Mcf	$4.74	23%	$3.85	$5.14	10%	$4.66
Increase (decrease) in gas sales revenue due to:
Change in production volume	$(181)			$(210)
Change in prices	880			940

Total increase in gas sales revenue	$699			$730

Total production volume (Mmcfe)	1,875	-2%	1,904	3,768	-2%	3,853
Total revenue ($000)	$15,956	31%	$12,135	$32,922	37%	$23,945
Price per Mcfe	$8.51	34%	$6.37	$8.74	41%	$6.21
Increase (decrease) in total revenue due to:
Change in production volume	$(185)			$(528)
Change in prices	4,006			9,505

Total increase in total revenue	$3,821			$8,977

We recorded a net loss available to common shareholders for the three months ended June 30, 2010 of $37.4 million or $0.92 basic and diluted loss per share compared to a net loss available to common shareholders of $26.8 million or $1.07 basic and diluted loss per share for the same quarter of 2009. For the six months ended June 30, 2010, we recorded a net loss available to common shareholders of $51.7 million or $1.28 basic and diluted loss per share compared to a net loss available to common shareholders of $47.8 million or $2.11 basic and diluted loss per share for the same period of 2009.

Revenues

Revenue from continuing operations for the quarter ended June 30, 2010 totaled $16.0 million compared to $12.1 million for the quarter ended June 30, 2009 representing a $3.9 million increase. Production volumes for 2010 were 147 Mbbls of oil and 1.0 Bcf of natural gas or 1.9 Bcfe. This compares to 144 Mbbls of oil and 1.0 Bcf of natural gas or 1.9 Bcfe representing little change in production volumes. In 2010, the average sales price per barrel of oil was $76.59 and $4.74 per Mcf of natural gas as compared to $56.50 per barrel and $3.85 per Mcf, respectively for 2009. These results indicate that the increase in revenue is primarily attributable to the increase in commodity prices as the average price received per Mcfe produced was $8.51 in 2010 versus $6.37 in 2009 representing an increase of 34%.

Revenue from continuing operations for the six months ended June 30, 2010 totaled $32.9 million compared to $23.9 million for the six months ended June 30, 2009 representing a $9.0 million increase. Production volumes for 2010 were 298 Mbbls of oil and 2.0 Bcf of natural gas or 3.8 Bcfe. This compares to 305 Mbbls of oil and 2.0

Bcf of natural gas or 3.8 Bcfe representing little change in production volumes. In 2010, the average sales price per barrel of oil was $76.36 and $5.14 per Mcf of natural gas as compared to $47.57 per barrel and $4.66 per Mcf, respectively for 2009. These results indicate that the increase in revenue is primarily attributable to the increase in commodity prices as the average price received per Mcfe produced was $8.74 in 2010 versus $6.21 in 2009 representing an increase of 41%.

Operating expenses

Lease operating expense and production taxes

The following table presents the major components of Dune’s lease operating expense (in thousands) for the quarter and six months ended June 30, 2010 and June 30, 2009 on a Mcfe basis:

	Quarter Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Total	Per Mcfe	Total	Per Mcfe	Total	Per Mcfe	Total	Per Mcfe
Direct operating expense	$4,543	$2.42	$4,999	$2.63	$9,972	$2.65	$9,591	$2.49
Workovers	272	0.15	336	0.18	509	0.14	499	0.13
Ad valorem taxes	264	0.14	212	0.11	587	0.16	476	0.12
Production taxes	1,153	0.61	993	0.52	2,271	0.60	1,865	0.48
Transportation	403	0.21	703	0.37	881	0.23	1,069	0.28

	$6,635	$3.53	$7,243	$3.81	$14,220	$3.78	$13,500	$3.50

Lease operating expense and production taxes from continuing operations for the current quarter ended June 30, 2010 totaled $6.6 million versus $7.2 million for the same period of 2009. This translated into a decrease of $0.28/Mcfe on a volume basis. This decrease reflects Dune’s efforts to reduce overall field operating expense.

Lease operating expense and production taxes from continuing operations for the six months ended June 30, 2010 totaled $14.2 million versus $13.5 million for the same period of 2009. This translated into an increase of $0.28/Mcfe on a volume basis. This increase reflects the impact of additional lease operating expenses incurred in the first quarter of 2010 related to new production on successful wells in Alvin Townsite and Chocolate Bayou fields which were significantly reduced in the second quarter of 2010.

Accretion of asset retirement obligation

Accretion expense for asset retirement obligations increased by $0.06 million for the quarter ended June 30, 2010 compared to the same period in 2009. Similarly, accretion expense for the six month period ended June 30, 2010 reflected a $0.12 million increase from the comparable period of 2009. This increase is the result of reevaluating abandonment costs at year end.

Depletion, depreciation and amortization (DD&A)

For the quarter ended June 30, 2010, the Company recorded DD&A expense of $7.4 million ($3.95/Mcfe) compared to $6.2 million ($3.27/Mcfe) for the quarter ended June 30, 2009 representing an increase of $1.2 million ($0.68/Mcfe). Additionally, for the six months ended June 30, 2010, the Company recorded DD&A expense of $14.4 million ($3.82/Mcfe) compared to $13.0 million ($3.38/Mcfe) for the six months ended June 30, 2009 representing an increase of $1.4 million ($0.44/Mcfe).

These increases are primarily attributable to the drilling of successful wells in the Chocolate Bayou and Alvin Townsite fields in the fourth quarter of 2009.

General and administrative expense (G&A expense)

G&A expense for the current quarter ended 2010 decreased $0.7 million (19%) from the comparable 2009 quarter to $2.9 million. Cash G&A for the second quarter of 2010 fell $0.2 million (6%) from the analogous three months of 2009 to $2.6 million. This decrease resulted primarily from an 18% reduction in personnel expense of $0.4 million to $1.6 million and a 60% drop in share-based compensation from $0.9 million to $0.4 million.

For the six months ended June 30, 2010 and 2009, G&A expense decreased $2.3 million (26%) to $6.3 million. Cash G&A for the first half of the year declined $0.9 million (15%) to $5.2 million. This was primarily attributable to 29% reduction in personnel expense of $1.4 million to $3.4 million and a $1.3 million (53%) drop in share-based compensation to $1.2 million.

Loss on impairment of oil and gas properties

Dune recorded an impairment of oil and gas properties of $16.1 million in the second quarter of 2010. This amount consists of expired leasehold costs on the Murphy Lake field of $5.3 million and drilling costs of $10.8 million on the Exxon Fee #5 which will not be completed.

Other income (expense)

Interest income (expense)

Interest income has been minimal as a result of using our cash balances to support working capital.

Interest expense

Interest expense for the quarter ended June 30, 2010 amounted to $9.2 million compared to $8.7 million in the comparable quarter ended 2009.

Additionally, interest expense for the six months ended June 30, 2010 amounted to $18.1 million compared to $17.4 million in the comparable period of 2009.

These increases reflect additional interest expense attributable to increased borrowings under the Company’s revolving credit facility.

Gain (loss) on derivative liabilities

For the current quarter ended June 30, 2010, the Company incurred a gain on derivatives of $0.4 million composed of an unrealized gain of $0.2 million due to the change in the mark-to-market valuation and a realized gain of $0.2 million for cash settlements. This gain compared to $2.9 million loss for the 2009 comparable quarter which consisted of an unrealized loss of ($5.1) million due to the change in the mark-to-market valuation and a realized gain of $2.2 million for cash settlements.

For the six months ended June 30, 2010, the Company incurred a gain on derivatives of $1.7 million composed of an unrealized gain of $1.8 million due to the change in mark-to-market valuation and a realized loss of ($0.1) million for cash settlements. This gain compared to a $0.1 million loss for the 2009 comparable period which consisted of an unrealized loss of ($4.8) million due to the change in mark-to-market valuation and a realized gain of $4.7 million for cash settlements.

Income (loss) on discontinued operations

Associated with the sale of the South Florence Properties, the Company has reflected all activity for these assets as discontinued operations. For the three and six months ended June 30, 2009, the Company reclassified $0.6 million and $1.1 million, respectively, as income from discontinued operations.

For the three and six months ended June 30, 2010, the Company generated income of $0.3 million and $1.5 million, respectively. This income was offset by an impairment of $4.9 million to write down the related carrying amounts to their fair value less cost to sell. Consequently, the Company reflected a loss on discontinued operations for the three and six months ended June 30, 2010 of ($4.6) million and ($3.4) million, respectively.

Net loss available to common shareholders

For the quarter ended June 30, 2010, net loss available to common shareholders increased $10.6 million from the comparable quarter of 2009. This increase reflects the impact of a ($16.1 million) impairment of oil and gas properties and a ($5.3 million) loss on discontinued operations partially offset by a $3.8 million increase in revenues, a $4.0 million decrease in preferred stock dividends and a $3.4 million gain on derivative liabilities.

For the six months ended June 30, 2010, net loss available to common shareholders increased $4.0 million from the comparable period of 2009. This increase reflects the impact of a ($16.1 million) impairment of oil and gas properties and a ($4.5 million) loss on discontinued operations partially offset by a $9.0 million increase in revenues, a $6.4 million decrease in preferred stock dividends and a $1.8 million gain on derivative liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is the commodity pricing available to our oil and natural gas production. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for oil and spot prices applicable to natural gas. To mitigate some of this risk, we engage periodically in certain hedging activities, consisting primarily of costless collars, in order to establish some price floor protection (see Note 5 to financial statements). We also have some exposure to market risk consisting of changes in interest rates on borrowings under our revolving credit facility. An increase in interest rates would adversely affect our operating results and the cash flow available after debt service to fund operations. We manage exposure to interest rate fluctuations by optimizing the use of fixed and variable debt.

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

At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures are effective.

During the quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors.

Derivatives regulation included in current financial reform legislation could impede our ability to manage business and financial risks by restricting our use of derivative instruments as hedges against fluctuating commodity prices.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was passed by Congress and signed into law. The Act contains significant derivatives regulation, including a requirement that certain transactions be cleared on exchanges and a requirement to post cash collateral. The Act provides for a potential exception from these clearing and cash collateral requirements for commercial end-users and it includes a number of defined terms that will be used in determining how this exception applies to particular derivative transactions and the parties to those transactions. The Act requires the Commodities Futures and Trading Commission (the “CFTC”) to promulgate rules to define these terms, but we do not know the definitions that the CFTC will actually promulgate nor how these definitions will apply to us. The Act may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.

Depending on the rules and definitions adopted by the CFTC, we could be required to post collateral with our dealer counterparties for our commodities derivative transactions. Such a requirement could have a significant impact on our business by reducing our ability to execute derivative transactions to reduce commodity price uncertainty and to protect cash flows. Requirements to post collateral would cause significant liquidity issues by reducing our ability to use cash for investment or other corporate purposes, or would require us to increase our level of debt.

There is a risk that the new derivatives legislation, as ultimately implemented by the CFTC, could significantly increase the cost of derivative contracts (including through requirements to post collateral), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties, thereby decreasing the effectiveness of our hedges and limiting our ability to plan for and fund capital expenditures.

Item 6.	Exhibits

(a) Exhibits

Exhibit Nos.	Description

3.1	Amended and Restarted Certificate of Incorporation of IP Factory, Inc. (1)

3.1.1	Certificate of Amendment of Certificate of Incorporation of Dune Energy, Inc. (2)

3.2	Amended and Restated By-Laws of Dune Energy, Inc. (3)

10.1	Purchase and Sale Agreement, dated as of May 28, 2010, between Dune Properties, Inc., as Seller and Texas Petroleum Investment Company, as Buyer. (4)

10.2	Fifth Amendment to Credit Agreement, dated as of June 25, 2010, among Dune Energy, Inc., Dune Properties, Inc. and Vaquero Partners LLC, as Borrowers, Dune Operating Company and Dune GC Holdings, Inc., as Guarantors, and Wells Fargo Capital Finance, Inc., as Agent and Lender. (5)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Nos.	Description

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

*	Filed herewith
(1)	Incorporated by reference to Exhibit No. 3.1 to Form 10-KSB filed by Dune Energy, Inc. (Commission File No. 000-27897) on November 14, 2003.
(2)	Incorporated by reference to Exhibit No. 3.1 to Form 10-Q filed by Dune Energy, Inc. (Commission File No. 001-32497) on May 15, 2007.
(3)	Incorporation by reference to Exhibit No. 3.1 to Form 8-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on July 12, 2010.
(4)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on June 30, 2010.
(5)	Incorporated by reference to Exhibit 99.2 to Form 8-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on June 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNE ENERGY, INC.

Date: August 4, 2010	By:	/S/ JAMES A. WATT
	Name:	James A. Watt
	Title:	President and Chief Executive Officer

Date: August 4, 2010	By:	/S/ FRANK T. SMITH, JR.
	Name:	Frank T. Smith, Jr.
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1	Amended and Restarted Certificate of Incorporation of IP Factory, Inc. (1)

3.1.1	Certificate of Amendment of Certificate of Incorporation of Dune Energy, Inc. (2)

3.2	Amended and Restated By-Laws of Dune Energy, Inc. (3)

10.1	Purchase and Sale Agreement, dated as of May 28, 2010, between Dune Properties, Inc., as Seller and Texas Petroleum Investment Company, as Buyer. (4)

10.2	Fifth Amendment to Credit Agreement, dated as of June 25, 2010, among Dune Energy, Inc., Dune Properties, Inc. and Vaquero Partners LLC, as Borrowers, Dune Operating Company and Dune GC Holdings, Inc., as Guarantors, and Wells Fargo Capital Finance, Inc., as Agent and Lender. (5)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

*	Filed herewith
(1)	Incorporated by reference to Exhibit No. 3.1 to Form 10-KSB filed by Dune Energy, Inc. (Commission File No. 000-27897) on November 14, 2003.
(2)	Incorporated by reference to Exhibit No. 3.1 to Form 10-Q filed by Dune Energy, Inc. (Commission File No. 001-32497) on May 15, 2007.
(3)	Incorporation by reference to Exhibit No. 3.1 to Form 8-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on July 12, 2010.
(4)	Incorporated by reference to Exhibit 99.1 to Form 8-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on June 30, 2010.
(5)	Incorporated by reference to Exhibit 99.2 to Form 8-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on June 30, 2010.