Form 10-Q
period 2010-09-30
DUNE ENERGY INC
filed 2010-11-10
CIK 1092839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 001-32497

DUNE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4737507
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Two Shell Plaza, 777 Walker Street, Suite 2300, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(713) 229-6300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 40,343,892 shares of Common Stock, $.001 par value per share, as of November 5, 2010.

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Dune Energy, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$13,825,501	$15,053,571
Accounts receivable	10,650,137	15,026,945
Assets held for sale	—	36,526,883
Prepayments and other current assets	659,739	2,724,666
Derivative asset	55,253	—

Total current assets	25,190,630	69,332,065

Oil and gas properties, using successful efforts accounting—proved	536,720,692	541,705,920
Less accumulated depreciation, depletion, amortization and impairment	(271,266,207)	(245,531,157)

Net oil and gas properties	265,454,485	296,174,763

Property and equipment, net of accumulated depreciation of $2,759,271 and $2,247,220	697,234	1,215,123
Deferred financing costs, net of accumulated amortization of $2,437,971 and $1,565,280	1,287,415	1,026,445
Other assets	4,088,845	4,427,826

	6,073,494	6,669,394

TOTAL ASSETS	$296,718,609	$372,176,222

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,013,536	$11,760,370
Accrued liabilities	24,534,710	21,656,922
Derivative liability	—	1,596,545
Short-term debt	—	1,579,308
Preferred stock dividend payable	1,940,000	1,985,000

Total current liabilities	30,488,246	38,578,145
Long-term debt, net of discount of $5,584,103 and $7,737,553	294,415,897	316,262,447
Other long-term liabilities	18,560,274	17,640,000

Total liabilities	343,464,417	372,480,592

Commitments and contingencies	—	—
Redeemable convertible preferred stock, net of discount of $5,522,265 and $7,205,812, liquidation preference of $1,000 per share, 750,000 shares designated, 207,262 and 192,050 shares issued and outstanding	201,739,735	184,844,188
STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 1,000,000 shares authorized, 250,000 shares undesignated, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 40,343,892 and 39,801,796 shares issued and outstanding	40,344	39,802
Treasury stock, at cost (100,785 and 68,089 shares)	(52,056)	(48,642)
Additional paid-in capital	82,227,041	97,600,721
Accumulated deficit	(330,700,872)	(282,740,439)

Total stockholders’ deficit	(248,485,543)	(185,148,558)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$296,718,609	$372,176,222

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	$15,600,205	$11,336,319	$48,521,721	$35,281,958

Operating expenses:
Lease operating expense and production taxes	5,259,215	6,694,513	19,478,783	20,194,385
Accretion of asset retirement obligation	456,101	392,237	1,376,250	1,192,058
Depletion, depreciation and amortization	7,534,943	4,340,993	21,935,896	17,349,362
General and administrative expense	2,382,323	3,060,245	8,731,220	11,692,710
Impairment of oil and gas properties	—	—	16,071,871	—

Total operating expense	15,632,582	14,487,988	67,594,020	50,428,515

Operating income (loss)	(32,377)	(3,151,669)	(19,072,299)	(15,146,557)

Other income (expense):
Interest income	—	12,270	612	38,079
Interest expense	(9,063,778)	(8,814,933)	(27,174,230)	(26,234,441)
Gain (loss) on derivative liabilities	63,877	(1,137,767)	1,759,141	(1,261,322)

Total other income (expense)	(8,999,901)	(9,940,430)	(25,414,477)	(27,457,684)

Loss on continuing operations	(9,032,278)	(13,092,099)	(44,486,776)	(42,604,241)
Income (loss) on discontinued operations	(63,528)	1,831,485	(3,473,657)	2,905,131

Net loss	(9,095,806)	(11,260,614)	(47,960,433)	(39,699,110)
Preferred stock dividend	(6,504,810)	(9,657,788)	(19,376,286)	(28,990,268)

Net loss available to common shareholders	$(15,600,616)	$(20,918,402)	$(67,336,719)	$(68,689,378)

Net loss per share:
Basic and diluted from continuing operations	$(0.39)	$(0.77)	$(1.58)	$(2.86)
Basic and diluted from discontinued operations	—	0.06	(0.09)	0.12

Total basic and diluted	$(0.39)	$(0.71)	$(1.67)	$(2.74)

Weighted average shares outstanding:
Basic and diluted	40,365,873	29,632,574	40,327,091	25,010,097
Comprehensive loss:
Net loss	$(9,095,806)	$(11,260,614)	$(47,960,433)	$(39,699,110)
Other comprehensive income	—	924,218	—	2,772,654

Comprehensive loss	$(9,095,806)	$(10,336,396)	$(47,960,433)	$(36,926,456)

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,960,433)	$(39,699,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) on discontinued operations	3,473,657	(2,905,131)
Depletion, depreciation and amortization	21,935,896	17,349,362
Impairment of oil and gas properties	16,071,871	—
Amortization of deferred financing costs and debt discount	3,026,141	2,408,777
Stock-based compensation	1,477,410	3,313,135
Accretion of asset retirement obligation	1,376,250	1,192,058
Loss (gain) on derivative liabilities	(1,651,797)	7,418,357
Changes in:
Accounts receivable	5,130,533	3,928,512
Prepayments and other assets	2,064,927	2,780,838
Payments made to settle asset retirement obligations	(218,481)	(553,287)
Accounts payable and accrued liabilities	(5,025,218)	(3,598,292)

NET CASH USED IN CONTINUED OPERATIONS	(299,244)	(8,364,781)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	2,857,240	6,746,935

NET CASH USED IN OPERATING ACTIVITIES	2,557,996	(1,617,846)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved and unproved properties	(6,746,352)	(9,011,836)
Purchase of furniture and fixtures	(13,704)	(4,452)
Decrease in other assets	338,980	1,079,778

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES—CONTINUED OPERATIONS	(6,421,076)	(7,936,510)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES—DISCONTINUED OPERATIONS	29,347,980	(1,070,507)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	22,926,904	(9,007,017)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt	6,000,000	17,000,000
Increase in loan costs	(1,133,662)	—
Payments on short-term debt	(31,579,308)	(2,013,699)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(26,712,970)	14,986,301

NET CHANGE IN CASH BALANCE	(1,228,070)	4,361,438
Cash balance at beginning of period	15,053,571	15,491,532

Cash balance at end of period	$13,825,501	$19,852,970

SUPPLEMENTAL DISCLOSURES
Interest paid	$16,327,192	$15,864,575
Income taxes paid	—	—
NON-CASH DISCLOSURES
Common stock issued for conversion of preferred stock	$2,448,000	$52,753,000
Redeemable convertible preferred stock dividends	17,692,739	27,530,781
Accretion of discount on preferred stock	1,683,547	1,459,487

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

Dune prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, Dune has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first nine months of 2010. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2009. The income statement for the nine months ended September 30, 2010 cannot necessarily be used to project results for the full year.

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

During the three and nine months ended September 30, 2010, the Company impaired its oil and gas properties by $0 and $16,071,871, respectively, which is reflected in the accompanying consolidated financial statements. The impairment consists of expired leasehold costs on the Murphy Lake field and drilling costs on the Exxon Fee #5 which will not be completed.

NOTE 2—DEBT FINANCING

Wells Fargo Foothill Credit Agreement (Short-term debt)

On May 15, 2007, Dune entered into a credit agreement among it, each of Dune’s subsidiaries named therein as borrowers, each of Dune’s subsidiaries named therein as guarantors, certain lenders and Wells Fargo Foothill, Inc. (“Wells Fargo”), as arranger and administrative agent (the “WF Agreement”). Subject to the satisfaction of a Borrowing Base formula (based on the proved producing and non-producing reserves of Dune and its operating subsidiaries), numerous conditions precedent and covenants, the WF Agreement provided for a revolving credit commitment of up to $20 million, which could be extended up to $40 million upon request by Dune so long as no Default or Event of Default existed or would exist at time of such request (the “Revolver Commitment”), with a sub-limit of $20 million for issuance of letters of credit. Effective February 29, 2008, Dune requested and received the extension up to $40 million under the Revolver Commitment. The borrowing base was reset to $34,949,080 as of February 4, 2009 and reset back to $40 million in August 2009. Unless earlier payment was required under the WF Agreement, advances under the Revolver Commitment were to be paid on or before May 15, 2010. Under the WF Agreement, interest on advances accrued at either Wells Fargo’s Base Rate or the LIBOR rate, at Dune’s option, plus an applicable margin ranging from 0.25% to 2.0% based upon the ratio of outstanding advances and letters of credit usage under the WF Agreement to the Borrowing Base or Revolver Commitment, whichever was less. With respect to letters of credit issued under the WF Agreement, fees accrued at a rate equal to the applicable margin for any LIBOR rate advances multiplied by the daily balance of the undrawn amount of all outstanding letters of credit. As of September 30, 2010, standby letters of credit were issued amounting to $8.5 million and there were no borrowings outstanding under the Revolver Commitment.

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

On March 23, 2010, the maturity date on the WF Agreement was extended until March 31, 2011 through a third amendment to the agreement, In addition, the $10 million minimum liquidity requirement was removed. New minimum monthly EBITDA and minimum monthly production covenants were added. The Company was also required to maintain a minimum $80 million of proved developed producing reserves. An annual ceiling was also placed on capital expenditures. The borrowing rate options were increased to LIBOR plus 5% or Base Rate plus 5% and letter of credit fees are now 3.5%. A minimum floor of 1% was also placed under the LIBOR rate. The non-use fee under the agreement was increased to 0.75%. The borrowing base calculation is based solely on 65% of proved developed producing reserves and the hydrocarbon pricing assumptions used are to be the lower of a formula based on the NYMEX strip or the WFF price deck then in effect. Finally, there was a $500,000 closing fee and an early termination fee.

On May 21, 2010, Dune entered into a fourth amendment to the WF Agreement which lowered the existing EBITDA in order to reflect the revised cash flow forecast resulting from the results of the third party prepared year-end reserve report. An amendment fee of $100,000 was paid for this change.

On June 25, 2010, the Company signed a fifth amendment to the WF Agreement in order to release the South Florence Properties from the collateral securing the obligations and facilitate the sale of this field to a private, third-party entity. Wells Fargo consented to the disposition subject to various conditions, including, without limitation, completing the sale of such assets by June 30, 2010 for net cash proceeds of not less than $27 million and applying such proceeds (temporarily or permanently) to advances outstanding under the credit agreement. In addition, the credit agreement was modified as follows:

•	The Borrowing Base formula was modified to provide for an additional allowance of $20 million (the Availability Reserve) to be deducted from the Company’s proved developed producing (PDP) calculation;

•	The existing covenants relating to minimum monthly EBITDA and net hydrocarbon production were lowered;

•	The minimum PV-10 of the Company’s PDP reserves was lowered from $80 million to $70 million, as measured upon receipt of each reserve report; and

•	There was a $500,000 amendment fee paid to Wells Fargo in connection with the fifth amendment to the WF Agreement.

On October 8, 2010, the Company entered into a sixth amendment to the WF Agreement effective September 30, 2010. Modifications to the agreement pursuant to the amendment include:

•

Adjusting the Borrowing Base formula to provide for an increase from $20 million to $30 million in the additional allowance (the “Availability Reserve”) to be deducted from the Company’s PDP calculation when determining the Borrowing Base;

•

Modifying the definition of “Permitted Dispositions” to no longer include the sale, lease, license, assignment, farm-out, conveyance or other transfer of any, or any interest in, oil and gas properties constituting Proved Reserves in the normal course of business without prior consent, as required under the agreement;

•	Eliminating the requirement to maintain Acceptable Commodity Hedging Agreements for the Company’s hydrocarbon production for periods subsequent to March 31, 2011;

•	Adjusting existing restrictive covenants to lower certain minimum production requirements of net hydrocarbons by the Company, measured for any calendar month; and

•	There was a $500,000 amendment fee paid to Wells Fargo in connection with the sixth amendment to the WF Agreement.

Senior Secured Notes (Long-term debt)

On May 15, 2007, Dune sold to Jefferies & Company, Inc. $300 million aggregate principal amount of 10 1/2% Senior Secured Notes due 2012 (“Senior Secured Notes”) at a purchase price of $285 million. Net proceeds from the sale of the Senior Secured Notes, together with the net proceeds from the sale of Dune’s Senior Redeemable Convertible Preferred Stock, were used primarily to acquire all of the issued and outstanding capital stock of Goldking, to discharge outstanding indebtedness and for general working capital.

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

The Senior Secured Notes are subject to redemption by Dune (i) during the twelve-month period beginning June 1, 2010, at a repurchase price equal to 105.25% of the aggregate principal amount plus accrued interest and (ii) after June 1, 2011, at a repurchase price equal to 100% of the aggregate principal amount plus accrued interest. Holders of the Senior Secured Notes may put such notes to the Company for repurchase, at a repurchase price of 101% of the principal amount plus accrued interest, upon a change in control as defined in the Indenture.

The Senior Secured Notes are secured by a lien on substantially all of Dune's assets, including without limitation, the oil and gas leasehold interests located in Texas and Louisiana held by Dune’s operating subsidiaries. The Senior Secured Notes are unconditionally guaranteed on a senior secured basis by each of Dune’s existing and future domestic subsidiaries. The collateral securing the Senior Secured Notes is subject to, and made subordinate to, the lien granted to Wells Fargo under the WF Agreement.

The debt discount is being amortized over the life of the notes using the effective interest method. Amortization expense associated with the debt discount amounted to $779,599 and $2,153,450 and is included in interest expense in the consolidated financial statements for the three and nine months ended September 30, 2010, respectively.

NOTE 3—REDEEMABLE CONVERTIBLE PREFERRED STOCK

During the quarter ended June 30, 2007, Dune sold to Jefferies & Company, Inc. pursuant to the Purchase Agreement dated May 1, 2007, 216,000 shares of its Senior Redeemable Convertible Preferred Stock (“Preferred Stock”) for gross proceeds of $216 million less a discount of $12.3 million yielding net proceeds of $203.7 million. As provided in the Certificate of Designation, the Preferred Stock has a liquidation preference of $1,000 per share and a dividend at a rate of 12% per annum, payable quarterly, at the option of Dune, in additional shares of Preferred Stock, shares of common stock (subject to the satisfaction of certain conditions) or cash.

The Preferred Stock is redeemable at the option of the holder on December 1, 2012 and subject to the terms of any of the Company’s indebtedness or upon a change of control. In the event Dune fails to redeem shares of Preferred Stock “put” to Dune by a holder, then the conversion price shall be lowered and the dividend rate increased. After December 1, 2012, Dune may redeem shares of Preferred Stock. The Company analyzed the adjustment of the conversion right for derivative accounting under FASB ASC 815 – Derivatives and Hedges and determined that it was not applicable to either provision.

The Preferred Stock discount is deemed a Preferred Stock dividend and is being amortized over five years using the effective interest method and is charged to additional paid-in capital as the Company has a deficit balance in retained earnings. Charges to additional paid-in capital for the three and nine months ended September 30, 2010 amounted to $539,810 and $1,683,547, respectively.

During the nine months ended September 30, 2010, holders of 2,448 shares of the Preferred Stock converted their shares into 704,979 shares of common stock. This amount includes 425,206 shares that the Company elected to issue to pay make-whole premiums. Shares issued to satisfy the make-whole premiums were deemed a Preferred Stock dividend for accounting purposes and increased the Preferred Stock dividend by $77,739.

During the nine months ended September 30, 2010 and 2009, Dune paid dividends on the Preferred Stock in the amount of $17,660,000 and $20,651,000, respectively. In lieu of cash, the Company elected to issue 17,660 and 20,651 additional shares of Preferred Stock, respectively.

NOTE 4—REVERSE STOCK SPLIT

On November 30, 2009, the Company’s shareholders approved a 1-for-5 reverse stock split. The reverse stock split was effective at the opening of trading on December 2, 2009. As a result of the reverse stock split, every five shares of the Company’s common stock that a shareholder owned were converted into one share of the Company’s common stock, thus reducing the number of outstanding shares of common stock from approximately 185.5 million shares to 37.1 million shares as of the close of business on December 1, 2009. Following the reverse stock split, the Company continued to have 300 million authorized shares of common stock. Notwithstanding the reverse stock split, each shareholder continued to hold the same percentage of the Company’s outstanding common shares immediately following the reverse stock split as was held immediately prior to the split, except for fractional shares. Fractional shares created as a result of the reverse stock split were rounded up to the nearest whole share.

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

DUNE ENERGY, INC.

Current Hedge Positions as of September 30, 2010

Crude Trade Details

Instrument	Beginning Date	Ending Date	Floor	Ceiling	Total Bbl 2010	Total Bbl 2011	Bbl/d	Total Volumes
Collar	Mar-10	Dec-10	$70.00	$88.10	18,000		196	18,000
Collar	Dec-09	Dec-10	$60.00	$88.10	70,000		761	70,000
Collar	Jan-11	Jan-11	$64.98	$83.62		38,000	644	38,000
Collar	Feb-11	Feb-11	$66.49	$87.75		34,000	576	34,000

					88,000	72,000	2,177	160,000

	Days				92	59
	Hedged Daily Production (Bbl)				957	1,220	2,177

Natural Gas Trade Details

Instrument	Beginning Date	Ending Date	Floor	Ceiling	Total Mmbtu 2010	Total Mmbtu 2011	Mmbtu/d	Total Volumes
Collar	Feb-10	Dec-10	$4.50	$7.68	540,000		5,870	540,000
Collar	Jan-11	Jan-11	$4.08	$5.48		122,000	2,068	122,000
Collar	Feb-11	Feb-11	$3.70	$4.82		108,000	1,831	108,000

					540,000	230,000	9,769	770,000

	Days				92	59
	Hedged Daily Production (Mmbtu)				5,870	3,898	9,769

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

Accordingly, the gain or losses on derivatives are recognized in earnings. For the three and nine months ended September 30, 2010, Dune recorded a gain on the derivatives of $63,877 and $1,759,141, composed of an unrealized gain(loss) on changes in mark-to-market valuations of ($97,433) and $1,651,797 and a realized gain on cash settlements of $161,310 and $107,344.

NOTE 6—RESTRICTED STOCK, STOCK OPTIONS AND WARRANTS

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors and consultants. Total stock-based compensation expense including options, warrants and restricted stock was $307,413 and $1,477,410 for the three and nine months ended September 30, 2010, respectively, and $800,769 and $3,313,135 for the three and nine months ended September 30, 2009, respectively.

The 2007 Stock Incentive Plan, which was approved by Dune’s shareholders, authorizes the issuance of up to 3,200,000 shares of common stock for issuance to employees, officers and non-employee directors. The Plan is administered by Dune’s Compensation Committee. The following is a description of restricted stock awards under the plan at September 30, 2010:

•	248,591 shares awarded on December 17, 2007 to employees and non-employee directors, which shares vest over the three years from grant date.

•	105,412 shares awarded on March 13, 2008 to certain officers having elected to receive shares in lieu of cash for a portion of their respective bonuses, which vest one year from grant date.

•	622,700 shares awarded August 1, 2008 to employees and non-employee directors, which vests over three years from grant date.

•

450,000 shares awarded October 1, 2009 to certain executive officers of which 301,500 shares vest over three years from grant date and 148,500 shares vest in accordance with certain performance-based criteria.

•	573,780 shares awarded on December 31, 2009 to employees, officers and non-employee directors, which shares vest over the three years from grant date.

The following table reflects the vesting activity associated with the restricted stock awards as of September 30, 2010:

Grant Date	Shares Issued	Shares Canceled	Shares Vested	Shares Unvested
December 17, 2007	248,591	(70,617)	(127,003)	50,971
March 13, 2008	105,412	—	(105,412)	—
August 1, 2008	622,700	(105,236)	(362,336)	155,128
October 1, 2009	450,000	—	(100,499)	349,501
December 31, 2009	573,780	(101,200)	(24,089)	448,491

	2,000,483	(277,053)	(719,339)	1,004,091

Common shares available to be awarded at September 30, 2010 are as follows:

Total shares authorized	3,200,000
Total shares issued	(2,000,483)
Total shares canceled	277,053

Total shares available	1,476,570

NOTE 7—INCOME TAXES

For the year ended December 31, 2008, the Company incurred a significant impairment loss of our oil and gas properties due to the steep decline in global energy prices over that same time period. As a result, Dune is in a position of cumulative reporting losses for the current and preceding reporting periods. The volatility of energy prices and uncertainty of when energy prices may rebound is not readily determinable by our management. At this date, this general fact pattern does not allow us to project sufficient sources of future taxable income to offset our tax loss carryforwards and net deferred tax assets in the United States. Under these current circumstances, it is management’s opinion that the realization of these tax attributes does not reach the “more likely than not criteria” under FASB ASC 740 – Income Taxes. As a result, the Company’s taxes through September 30, 2010 are subject to a full valuation allowance.

NOTE 8—FAIR VALUE MEASUREMENTS

Certain assets and liabilities are reported as fair value on a recurring basis in Dune’s consolidated financial statements. The following table summarizes the valuation of our investments and financial instruments by FASB ASC 820-10-05 pricing levels as of September 30, 2010:

	Fair Value Measurements at September 30, 2010 Using
	Level 1	Level 2	Level 3	Total
Oil and gas derivative assets	$—	$55,253	$—	$55,253

Total	$—	$55,253	$—	$55,253

NOTE 9—DISCONTINUED OPERATIONS

On June 30, 2010, Dune consummated the sale of the South Florence field located in Vermilion Parish, Louisiana. The disposition of the South Florence Properties allowed the Company to repay all outstanding borrowings under the WF Agreement and to invest in new assets or fund maintenance, repair or improvement of existing properties and assets. The effective date of the sale was May 1, 2010.

Consideration received by the Company for the South Florence Properties aggregated $29,189,243, consisting of the purchase price of $30 million, as adjusted to account for the sale of hydrocarbons and various related costs, expenses and charges incurred between execution and the Purchase and Sale Agreement and completion of the sale.

In conjunction with the sale of these assets, the Company recognized a loss of $5,014,397 to write down the related carrying amounts to their fair value plus the cost to sell. The assets of the discontinued operations, consisting of net oil and gas properties, are presented separately under the caption “Assets held for sale” in the accompanying consolidated financial statements at December 31, 2009.

Pursuant to accounting rules for discontinuing operations, Dune has classified 2010 and prior reporting periods to present the activity related to the South Florence Properties as a discontinued operation. Discontinued operations for the three and nine months ended September 30, 2010 and 2009 are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	$—	$3,885,338	$4,372,648	$9,123,857

Costs and expenses:
Lease operating expense	(125)	873,740	1,329,475	2,376,922
Depletion, depreciation and amortization	—	1,180,113	1,502,433	3,841,804
Impairment on asset	63,653	—	5,014,397	—

Total operating expense	63,528	2,053,853	7,846,305	6,218,726

Income (loss) from discontinued operations	$(63,528)	$1,831,485	$(3,473,657)	$2,905,131

Production:
Oil (Bbl)	—	46,242	38,474	115,741
Gas (Mcf)	—	213,542	254,537	658,827
Total (Mcfe)	—	490,994	485,381	1,353,273

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

In connection with the acquisition of Goldking, the Company inherited an environmental contingency which after conducting its due diligence and subsequent testing believes is the responsibility of a third party. However, federal and state regulators have determined Dune is the responsible party for clean up of this area. Dune has passively maintained this site since it was first discovered after Hurricane Katrina. Cost to date of approximately $1,100,000 has been covered by the Company’s insurance minus the standard deductibles. The Company still feels another party has the primary responsibility for this occurrence but is committed to working with the various state and federal authorities on resolution of this issue. At this time no estimate of the final cost of remediation of this site can be determined or if the Company’s insurance will continue to cover the clean up costs or if the Company can be successful in proving the other party should be primarily responsible for the cost of remediation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2009. Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy and financial condition before we make any forward-looking statements but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, exploitation, development and acquisition expenditures as well as revenue, expense and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses and interest costs that we believe are reasonable based on currently available information. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the period ended June 30, 2010 as well as those discussed elsewhere in this Quarterly Report on Form 10-Q and the risks discussed in our press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. Except as may be required under the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We expect to maintain and utilize our technical and operations team’s knowledge of salt-dome structures and multiple stacked producing zones common in the Gulf Coast to enhance our growth prospects and reserve potential. We will employ technical advancements, including 3-D seismic data, pre-stack depth migration and directional drilling, to identify and exploit new opportunities in our asset base. We also plan to employ the latest drilling, completion and fracturing technology in all of our wells to enhance recoverability and accelerate cash flows associated with these wells.

Liquidity and Capital Resources

During the first nine months of 2010 compared to the first nine months of 2009, net cash flow provided by operating activities improved by $4.2 million to $2.6 million. This improvement was primarily attributable to higher average oil and gas prices for the nine months ended September 30, 2010 of $75.71/Bbl and $5.05/Mcf compared to $53.13/Bbl and $4.29/Mcf for the nine months ended September 30, 2009.

Our current assets were $25.2 million on September 30, 2010. Cash on hand comprised approximately $13.8 million of this amount. This compared to $15.1 million at December 31, 2009 and $19.9 million at September 30, 2009. Accounts payable have been reduced from $11.8 million at December 31, 2009 to $4.0 million at September 30, 2010 and $9.3 million at September 30, 2009.

The financial statements continue to reflect a much reduced but ongoing drilling and facilities upgrade program which amounted to $6.7 million during the first nine months of 2010. This reduced spending reflected our efforts to conserve cash. Our capital program is designed to maintain production from recompletions and workovers within our fields and exploit the upside potential through joint venture programs. This strategy will involve industry partners in these efforts so as to reduce our upfront cash requirements and reduce risk dollars expended. As a result, we may now spend approximately $1 million to $3 million during the final three months of 2010 on continuing development and exploitation of our asset base. This would represent a decrease of $4.3 million to $6.3 million under our $14.0 million of capital investment in 2009.

During the first nine months of 2010, our $40 million revolving credit facility availability was reduced to $10 million in connection with the sale of the South Florence field at the end of the second quarter and the sixth amendment to the WF Agreement effective at the end of the third quarter. We believe our revolving credit facility will provide ample liquidity to meet our expected working capital needs for the remainder of 2010. As of September 30, 2010, there were no borrowings outstanding under this credit facility. Our credit agreement requires that Dune hedge between 50% and 80% of production from proved developed producing oil and gas reserves for a rolling six month period. We currently have 65% of this production hedged over the next five months through February 28, 2011. Over 77% of oil production and approximately 55% of gas production is hedged over this same 5 month time frame. Effectively all of the hedging instruments are collars. For essentially the remainder of 2010 there are three collars and for 2011 there are four collars. The 2010 crude oil collars are $60.00/$88.10 and the natural gas collar is $4.50/$7.68. The 2011 crude oil collars are $64.98/$87.75 and the natural gas collars are $3.70/$5.48.

Semi-annual interest of $15.75 million on our 10 1/2% Senior Secured Notes due 2012 was paid on June 1, 2010 and is due on December 1 and June 1 thereafter. The principal on the Senior Secured Notes is not due until 2012.

Shares of our Senior Redeemable Convertible Preferred Stock are not redeemable until the later of December 1, 2012, the repayment in full of all senior secured debt or upon a change in control. Dividends are payable quarterly with the Company having the option of paying any dividend on the Preferred Stock in shares of common stock, shares of Preferred Stock or cash.

Our primary sources of liquidity are cash provided by operating activities, debt financing, sales of non-core properties and access to capital markets. We believe the strength of our current cash position and availability under our revolver put us in a position to meet our financial obligations and ongoing capital programs in the current commodity price environment.

As mentioned above, capital spending for the remainder of the fiscal year will be targeted at approximately $1 million to $3 million. The exact amount will depend upon individual well performance results, cash flow and, where applicable, partner negotiations on the timing of drilling operations. In addition, we expect to offer participations in our drilling program to industry partners over this time frame, thus potentially reducing our capital requirements.

Results of Operations

Year-over-year production increased from 5,496 Mmcfe for the first nine months of 2009 to 5,584 Mmcfe for the same nine month period of 2010. This modest increase was the result of workovers in various fields.

The following table reflects the increase in oil and gas sales revenue from continuing operations due to the changes in prices and volumes:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
Oil production volume (Mbbls)	148	20%	123	447	4%	428
Oil sales revenue ($000)	$11,087	35%	$8,230	$33,843	49%	$22,740
Price per Bbl	$74.91	12%	$66.91	$75.71	42%	$53.13
Increase in oil sales revenue due to:
Change in production volume	$1,673			$1,009
Change in prices	1,184			10,094

Total increase in oil sales revenue	$2,857			$11,103

Gas production volume (Mmcf)	926	3%	903	2,904	-1%	2,926
Gas sales revenue ($000)	$4,513	45%	$3,106	$14,679	17%	$12,542
Price per Mcf	$4.87	42%	$3.44	$5.05	18%	$4.29
Increase in gas sales revenue due to:
Change in production volume	$79			$(94)
Change in prices	1,328			2,231

Total increase in gas sales revenue	$1,407			$2,137

Total production volume (Mmcfe)	1,816	10%	1,644	5,584	2%	5,496
Total revenue ($000)	$15,600	38%	$11,336	$48,522	38%	$35,282
Price per Mcfe	$8.59	24%	$6.90	$8.69	35%	$6.42
Increase in total revenue due to:
Change in production volume	$1,187			$565
Change in prices	3,077			12,675

Total increase in total revenue	$4,264			$13,240

We recorded a net loss available to common shareholders for the three months ended September 30, 2010 of $15.6 million or $0.39 basic and diluted loss per share compared to a net loss available to common shareholders of $20.9 million or $0.71 basic and diluted loss per share for the same quarter of 2009. For the nine months ended September 30, 2010, we recorded a net loss available to common shareholders of $67.3 million or $1.67 basic and diluted loss per share compared to a net loss available to common shareholders of $68.7 million or $2.74 basic and diluted loss per share for the same period of 2009.

Revenues

Revenue from continuing operations for the three months ended September 30, 2010 totaled $15.6 million compared to $11.3 million for the three months ended September 30, 2009 representing a $4.3 million increase. Production volumes for 2010 were 148 Mbbls of oil and 0.9 Bcf of natural gas or 1.8 Bcfe. This compares to 123 Mbbls of oil and 0.9 Bcf of natural gas or 1.6 Bcfe representing a modest change in production volumes. In 2010, the average sales price per barrel of oil was $74.91 and $4.87 per Mcf of natural gas as compared to $66.91 per barrel and $3.44 per Mcf, respectively for 2009. These results indicate that the increase in revenue is primarily attributable to the increase in commodity prices as the average price received per Mcfe produced was $8.59 in 2010 versus $6.90 in 2009 representing an increase of 24%.

Revenue from continuing operations for the nine months ended September 30, 2010 totaled $48.5 million compared to $35.3 million for the nine months ended September 30, 2009 representing a $13.2 million increase. Production volumes for 2010 were 447 Mbbls of oil and 2.9 Bcf of natural gas or 5.6 Bcfe. This compares to 428

Mbbls of oil and 2.9 Bcf of natural gas or 5.5 Bcfe representing little change in production volumes. In 2010, the average sales price per barrel of oil was $75.71 and $5.05 per Mcf of natural gas as compared to $53.13 per barrel and $4.29 per Mcf, respectively for 2009. These results indicate that the increase in revenue is primarily attributable to the increase in commodity prices as the average price received per Mcfe produced was $8.69 in 2010 versus $6.42 in 2009 representing an increase of 35%.

Operating expenses

Lease operating expense and production taxes

The following table presents the major components of Dune’s lease operating expense (in thousands) for the three months and nine months ended September 30, 2010 and September 30, 2009 on a Mcfe basis:

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
	Total	Per Mcfe	Total	Per Mcfe	Total	Per Mcfe	Total	Per Mcfe
Direct operating expense	$4,231	$2.33	$4,665	$2.84	$14,202	$2.54	$14,256	$2.59
Production taxes	(258)	(0.14)	914	0.56	2,013	0.36	2,779	0.51
Ad valorem taxes	304	0.17	261	0.16	891	0.16	736	0.13
Transportation	290	0.16	756	0.46	1,171	0.21	1,826	0.33
Workovers	692	0.38	99	0.06	1,202	0.22	597	0.11

	$5,259	$2.90	$6,695	$4.08	$19,479	$3.49	$20,194	$3.67

Lease operating expense and production taxes from continuing operations for the three months ended September 30, 2010 totaled $5.3 million versus $6.7 million for the same period of 2009. This translated into a decrease of $1.18/Mcfe on a volume basis. This decrease reflects Dune’s efforts to reduce overall field operating expenses and a significant recoupment of production taxes resulting from drilling incentives. These reductions were offset by increased workover expense incurred to enhance production.

Lease operating expense and production taxes from continuing operations for the nine months ended September 30, 2010 totaled $19.5 million versus $20.2 million for the same period of 2009. This translated into a decrease of $0.18/Mcfe on a volume basis. This decrease reflects the impact of Dune’s efforts to reduce overall field operating expense and significant reductions in production taxes due to drilling incentives. These reductions would be more dramatic without the influence of increased costs associated with new production in the Alvin Townsite and Chocolate Bayou fields and additional workover costs.

Accretion of asset retirement obligation

Accretion expense for asset retirement obligations increased by $0.1 million for the three months ended September 30, 2010 compared to the same period in 2009. Similarly, accretion expense for the nine month period ended September 30, 2010 reflected a $0.2 million increase from the comparable period of 2009. This increase is the result of reevaluating abandonment costs each year end.

Depletion, depreciation and amortization (DD&A)

For the three months ended September 30, 2010, the Company recorded DD&A expense of $7.5 million ($4.15/Mcfe) compared to $4.3 million ($2.64/Mcfe) for the three months ended September 30, 2009 representing an increase of $3.2 million ($1.51/Mcfe). Additionally, for the nine months ended September 30, 2010, the Company recorded DD&A expense of $21.9 million ($3.93/Mcfe) compared to $17.3 million ($3.16/Mcfe) for the nine months ended September 30, 2009 representing an increase of $4.6 million ($0.77/Mcfe).

These increases are primarily attributable to the drilling of successful wells in the Chocolate Bayou and Alvin Townsite fields in the fourth quarter of 2009.

General and administrative expense (G&A expense)

G&A expense for the three months ended September 30, 2010 decreased $0.7 million from the comparable 2009 quarter to $2.3 million. Cash G&A expense for the third quarter of 2010 fell $0.2 million (9%) from the analogous three months of 2009 to $2.1 million. These decreases resulted primarily from a $0.2 million (9%) reduction in personnel expense and a $0.5 million (61%) drop in share-based compensation.

For the nine months ended September 30, 2010 and 2009, G&A expense decreased $3.0 million (26%) to $8.7 million. Cash G&A expense for the first nine months of the year declined $1.1 million (13%) to $7.3 million. These reductions were primarily attributable to $1.6 million (24%) reduction in personnel expense and a $1.8 million (55%) drop in share-based compensation.

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

Interest expense

Interest expense for the quarter ended September 30, 2010 amounted to $9.1 million compared to $8.8 million in the comparable quarter ended 2009.

Additionally, interest expense for the nine months ended September 30, 2010 amounted to $27.2 million compared to $26.2 million in the comparable period of 2009.

These increases reflect additional interest expense attributable to increased borrowings under the Company’s Revolver Commitment.

Gain (loss) on derivative liabilities

For the three months ended September 30, 2010, the Company incurred a gain on derivatives of $0.1 million composed of an unrealized loss of ($0.1) million due to the change in the mark-to-market valuation and a realized gain of $0.2 million for cash settlements. This gain compared to a ($1.1) million loss for the 2009 comparable quarter which consisted of an unrealized loss of ($2.6) million due to change in mark-to-market valuation and a realized gain of $1.5 million for cash settlements.

For the nine months ended September 30, 2009, the Company incurred a gain on derivatives of $1.8 million composed of an unrealized gain of $1.7 million due to the change in the mark-to-market valuation and a realized gain of $0.1 million for cash settlements. This gain compared to a ($1.3) million loss for the 2009 comparable period which consisted of an unrealized loss of ($7.4) million due to change in mark-to-market valuation and a realized gain of $6.1 million for cash settlements.

Income (loss) on discontinued operations

Associated with the sale of the South Florence Properties, the Company has reflected all activity for these assets as discontinued operations. For the three and nine months ended September 30, 2009, the Company reclassified $1.8 million and $2.9 million, respectively, as income from discontinued operations.

For the three and nine months ended September 30, 2010, the Company generated income of $0 million and $1.5 million, respectively. This income was offset by an impairment of $0.1 million and $5.0 million, respectively, to write down the related carrying amounts to their fair value less cost to sell. Consequently, the Company reflected a loss on discontinued operations for the three and nine months ended September 30, 2010 of ($0.1) million and ($3.5) million, respectively.

Net loss available to common shareholders

For the quarter ended September 30, 2010, net loss available to common shareholders decreased $5.3 million from the comparable quarter of 2009. This decrease reflects the impact of a $4.3 million increase in revenues, a $3.2 million decrease in Preferred Stock dividends, a $1.2 million increase in the gain on derivative liabilities, a $0.6 million decrease in G&A expense and a $1.4 million reduction in operating expenses. This was partially offset by a ($3.2) million increase in DD&A, ($1.9) million loss on discontinued operations and a ($0.3) increase in interest expense.

For the nine months ended September 30, 2010, net loss available to common shareholders decreased $1.4 million from the comparable period of 2009. This decrease reflects the impact of a $13.2 million increase in revenues, a $9.6 million decrease in Preferred Stock dividends, a $3.0 million decrease in G&A expense and a $3.0 million gain on derivative liabilities partially offset by a ($16.1) million impairment of oil and gas properties, a ($4.6) million increase in DD&A and a ($6.4) million loss on discontinued operations.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures are effective.

During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6.	Exhibits

(a) Exhibits

Exhibit Nos.	Description

3.1	Amended and Restarted Certificate of Incorporation of IP Factory, Inc. (1)

3.1.1	Certificate of Amendment of Certificate of Incorporation of Dune Energy, Inc. (2)

3.2	Amended and Restated By-Laws of Dune Energy, Inc. (3)

10.1	Sixth Amendment to Credit Agreement, dated as of September 30, 2010, among Dune Energy, Inc., Dune Properties, Inc. and Vaquero Partners LLC, as Borrowers, Dune Operating Company and Dune GC Holdings, Inc., as Guarantors, and Wells Fargo Capital Finance, Inc., as Agent and Lender. (4)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

*	Filed herewith
(1)	Incorporated by reference to Exhibit No. 3.1 to Form 10-KSB filed by Dune Energy, Inc. (Commission File No. 000-27897) on November 14, 2003.
(2)	Incorporated by reference to Exhibit No. 3.1 to Form 10-Q filed by Dune Energy, Inc. (Commission File No. 001-32497) on May 15, 2007.
(3)	Incorporation by reference to Exhibit No. 3.1 to Form 8-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on July 12, 2010.
(4)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on October 15, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNE ENERGY, INC.

Date: November 10, 2010	By:	/S/ JAMES A. WATT
	Name:	James A. Watt
	Title:	President and Chief Executive Officer

Date: November 10, 2010	By:	/S/ FRANK T. SMITH, JR.
	Name:	Frank T. Smith, Jr.
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1	Amended and Restarted Certificate of Incorporation of IP Factory, Inc. (1)

3.1.1	Certificate of Amendment of Certificate of Incorporation of Dune Energy, Inc. (2)

3.2	Amended and Restated By-Laws of Dune Energy, Inc. (3)

10.1	Sixth Amendment to Credit Agreement, dated as of September 30, 2010, among Dune Energy, Inc., Dune Properties, Inc. and Vaquero Partners LLC, as Borrowers, Dune Operating Company and Dune GC Holdings, Inc., as Guarantors, and Wells Fargo Capital Finance, Inc., as Agent and Lender. (4)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

*	Filed herewith
(1)	Incorporated by reference to Exhibit No. 3.1 to Form 10-KSB filed by Dune Energy, Inc. (Commission File No. 000-27897) on November 14, 2003.
(2)	Incorporated by reference to Exhibit No. 3.1 to Form 10-Q filed by Dune Energy, Inc. (Commission File No. 001-32497) on May 15, 2007.
(3)	Incorporation by reference to Exhibit No. 3.1 to Form 8-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on July 12, 2010.
(4)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on October 15, 2010.