Form 10-Q
period 2011-03-31
DUNE ENERGY INC
filed 2011-05-05
CIK 1092839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,841,751 shares of Common Stock, $.001 par value per share, as of May 5, 2011.

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Dune Energy, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$25,311,987	$23,670,192
Restricted cash	15,766,914	15,753,441
Accounts receivable	11,362,194	9,862,849
Prepayments and other current assets	2,964,961	2,542,624

Total current assets	55,406,056	51,829,106

Oil and gas properties, using successful efforts accounting—proved	530,868,959	526,760,643
Less accumulated depreciation, depletion, amortization and impairment	(294,481,670)	(294,566,739)

Net oil and gas properties	236,387,289	232,193,904

Property and equipment, net of accumulated depreciation of $2,918,189 and $2,817,158	423,666	527,357
Deferred financing costs, net of accumulated amortization of $1,603,193 and $1,456,592	639,486	786,087
Other assets	11,459,925	12,049,829

	12,523,077	13,363,273

TOTAL ASSETS	$304,316,422	$297,386,283

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,627,015	$6,953,863
Accrued liabilities	23,328,123	13,367,402
Short-term debt	40,797,278	1,395,237
Preferred stock dividend payable	1,616,000	2,206,000

Total current liabilities	77,368,416	23,922,502
Long-term debt, net of discount of $4,070,052 and $4,781,310	295,929,948	335,218,690
Other long-term liabilities	12,891,593	12,548,062

Total liabilities	386,189,957	371,689,254

Commitments and contingencies	—	—
Redeemable convertible preferred stock, net of discount of $4,386,691 and $4,964,014, liquidation preference of $1,000 per share, 750,000 shares designated, 156,031 and 207,912 shares issued and outstanding	151,644,309	202,947,986
STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 1,000,000 shares authorized, 250,000 shares undesignated, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 48,327,922 and 41,912,723 shares issued and outstanding	48,328	41,912
Treasury stock, at cost (128,388 shares)	(62,920)	(62,920)
Additional paid-in capital	133,108,135	81,040,691
Accumulated deficit	(366,611,387)	(358,270,640)

Total stockholders’ deficit	(233,517,844)	(277,250,957)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$304,316,422	$297,386,283

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2011	2010
Revenues	$17,419,664	$16,965,221

Operating expenses:
Lease operating expense	7,068,193	7,584,213
Accretion of asset retirement obligation	329,379	460,728
Depletion, depreciation and amortization	6,299,971	6,993,670
General and administrative expense	2,138,891	3,445,956

Total operating expense	15,836,434	18,484,567

Operating income (loss)	1,583,230	(1,519,346)

Other income (expense):
Interest income	20,150	491
Interest expense	(9,944,127)	(8,871,633)
Gain on derivative liabilities	—	1,258,874

Total other income (expense)	(9,923,977)	(7,612,268)

Loss on continuing operations	(8,340,747)	(9,131,614)
Income on discontinued operations	—	1,213,434

Net loss	(8,340,747)	(7,918,180)
Preferred stock dividend	(4,898,323)	(6,403,108)

Net loss available to common shareholders	$(13,239,070)	$(14,321,288)

Net loss per share:
Basic and diluted from continuing operations	$(0.28)	$(0.39)
Basic and diluted from discontinued operations	—	0.03

Total basic and diluted	$(0.28)	$(0.36)

Weighted average shares outstanding:
Basic and diluted	46,789,054	40,197,415

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,340,747)	$(7,918,180)
Adjustments to reconcile net loss to net cash provided by operating activity:
Income on discontinued operations	—	(1,213,434)
Depletion, depreciation and amortization	6,299,971	6,993,670
Amortization of deferred financing costs and debt discount	857,859	862,654
Stock-based compensation	180,183	820,889
Accretion of asset retirement obligation	329,379	460,728
Gain on derivative liabilities	—	(1,559,241)
Changes in:
Accounts receivable	(1,499,345)	1,521,574
Prepayments and other assets	(422,337)	680,063
Payments made to settle asset retirement obligations	(10,773)	(70,933)
Accounts payable and accrued liabilities	14,658,798	4,772,620

NET CASH PROVIDED BY CONTINUING OPERATIONS	12,052,988	5,350,410
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	2,336,307

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,052,988	7,686,717

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved and unproved properties	(10,346,113)	(1,498,491)
Increase in restricted cash	(18,646)	—
Purchase of furniture and fixtures	(43,552)	—
Decrease in other assets	595,077	83,093

NET CASH USED IN INVESTING ACTIVITIES	(9,813,234)	(1,415,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in loan costs	—	(500,000)
Payments on short-term debt	(597,959)	(676,846)

NET CASH USED IN FINANCING ACTIVITIES	(597,959)	(1,176,846)

NET CHANGE IN CASH BALANCE	1,641,795	5,094,473
Cash balance at beginning of period	23,670,192	15,053,571

Cash balance at end of period	$25,311,987	$20,148,044

SUPPLEMENTAL DISCLOSURES
Interest paid	$1,111,268	$136,110
Income taxes paid	—	—
NON-CASH DISCLOSURES
Common stock issued for conversion of preferred stock	$56,792,000	$2,448,000
Redeemable convertible preferred stock dividends	4,321,000	5,873,739
Accretion of discount on preferred stock	577,323	529,369

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

Dune prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, Dune has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first three months of 2011. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2010. The income statement for the three months ended March 31, 2011 cannot necessarily be used to project results for the full year.

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

Impact of recently issued accounting standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

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

The Credit Agreement also continues to contain various covenants that limit the Company’s ability to: incur indebtedness; dispose of assets; grant certain liens; enter into certain swaps; make certain investments; prepay any subordinated debt; merge, consolidate, recapitalize, consolidate or allow any material change in the character of our business; enter into farm-out agreements; enter into forward sales; enter into agreements which (i) warrant production of hydrocarbons (other than permitted hedges) and (ii) shall not allow gas imbalances, take-or-pay or other prepayment with respect to its oil and gas properties; and; enter into certain marketing activities.

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

In connection with entering into the Credit Agreement on December 7, 2010, standby letters of credit totaling $8.5 million were taken down as the Company cash collateralized these obligations through a bonding agent and has reduced the obligation to $8 million at March 31, 2011.

On March 1, 2011, the Credit Agreement was amended, effective as of December 7, 2010, to permit “the repurchase or other acquisition by Parent of shares of common stock of Parent from employees, former employees, directors or former directors of Parent or its Subsidiaries or permitted transferees of such employees, former employees, directors or former directors, in each case pursuant to the terms of the agreements (including employment agreements) or plans (or amendments thereto) or other arrangements approved by the Board of Directors of the Parent under which such shares were granted, issued or sold; provided, that (A) no Default or Event of Default has occurred and is continuing or would exist after giving effect to such repurchase or other acquisition, and (B) the aggregate amount of all such repurchases and other acquisitions following the Restatement Date shall not exceed $500,000.” This amendment also waived any misrepresentation that may have inadvertently arisen as a result of any such repurchase prior to the date of the amendment.

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

The debt discount is being amortized over the life of the notes using the effective interest method. Amortization expense associated with the debt discount amounted to $711,258 and $713,851 and is included in interest expense in the consolidated statements of operations for the three months ended March 31, 2011 and 2010, respectively.

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

The Preferred Stock discount is deemed a Preferred Stock dividend and is being amortized over five years using the effective interest method and is charged to additional paid-in capital as the Company has a deficit balance in retained earnings. Charges to additional paid-in capital for the three months ended March 31, 2011 and 2010 amounted to $577,323 and $529,369, respectively.

During the three months ended March 31, 2011, holders of 56,792 shares of the Preferred Stock converted their shares into 6,490,526 shares of common stock. Subsequent to March 31, 2011, holders of 4,496 shares of Preferred Stock converted their shares into approximately 513,829 shares of common stock.

During the three months ended March 31, 2011 and 2010, Dune paid dividends on the Preferred Stock in the amount of $4,911,000 and $5,762,000, respectively. In lieu of cash, the Company elected to issue 4,911 and 5,762 additional shares of Preferred Stock, respectively.

NOTE 4—HEDGING ACTIVITIES

As a result of entering into the Credit Agreement, the Company is no longer required to hedge and all hedge balances were settled. Prior to this event, Dune accounted for its production hedge derivative instruments as defined in FASB ASC 815-Derivatives and Hedging. Accordingly, the Company designated derivative instruments as fair value hedges and recognized gain or losses in current earnings.

For the three months ended March 31, 2010, Dune recorded a gain on the derivatives of $1,258,874, composed of an unrealized gain on changes in mark-to-market valuations of $1,559,241 and a realized loss on cash settlements of ($300,367).

NOTE 5—RESTRICTED STOCK, STOCK OPTIONS AND WARRANTS

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors and consultants. Total stock-based compensation expense including options, warrants and restricted stock was $180,183 and $820,889 for the three months ended March 31, 2011 and 2010, respectively.

The 2007 Stock Incentive Plan, which was approved by Dune’s shareholders, authorizes the issuance of up to 3,200,000 shares of common stock for issuance to employees, officers and non-employee directors. The Plan is administered by Dune’s Compensation Committee. The following table reflects the vesting activity associated with the restricted stock awards as of March 31, 2011:

Grant Date	Shares Awarded	Shares Canceled	Shares Vested	Shares Unvested
December 17, 2007	248,591	(71,471)	(177,120)	—
March 13, 2008	105,412	—	(105,412)	—
August 1, 2008	622,700	(110,789)	(374,006)	137,905
October 1, 2009	450,000	—	(100,499)	349,501
December 31, 2009	573,780	(136,666)	(163,921)	273,193
November 11, 2010	938,900	(44,300)	—	894,600
December 30, 2010	4,445	—	(4,445)	—

	2,943,828	(363,226)	(925,403)	1,655,199

Common shares available to be awarded at March 31, 2011 are as follows:

Total shares authorized	3,200,000
Total shares issued	(2,943,828)
Total shares canceled	363,226

Total shares available	619,398

NOTE 6—INCOME TAXES

Dune is in a position of cumulative reporting losses for the current and preceding reporting periods. The volatility of energy prices and uncertainty of when energy prices may rebound is not readily determinable by management. At this date, this general fact pattern does not allow the Company to project sufficient sources of future taxable income to offset tax loss carryforwards and net deferred tax assets in the U.S. Under these current circumstances, it is management’s opinion that the realization of these tax attributes does not reach the “more likely than not criteria” under FASB ASC 740 – Income Taxes. As a result, the Company’s taxes through March 31, 2011 are subject to a full valuation allowance.

NOTE 7—DISCONTINUED OPERATIONS

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

Pursuant to accounting rules for discontinuing operations, Dune has classified 2010 and prior reporting periods to present the activity related to the South Florence Properties as a discontinued operation. Discontinued operations for the three months ended March 31, 2010 are summarized as follows:

Three months ended March 31, 2010
Revenues	$3,285,976

Costs and expenses:
Lease operating expense	949,669
Depletion, depreciation and amortization	1,122,873

Total operating expense	2,072,542

Income from discontinued operations	$1,213,434

Production:
Oil (bbl)	28,821
Gas (mcf)	186,824
Total (mcfe)	359,750

NOTE 8—COMMITMENTS AND CONTINGENCIES

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

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2010. Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy and financial condition before we make any forward-looking statements but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, exploitation, development and acquisition expenditures as well as revenue, expense and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses and interest costs that we believe are reasonable based on currently available information.

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

We expect to maintain and utilize our technical and operations teams’ knowledge of salt-dome structures and multiple stacked producing zones common in the Gulf Coast to enhance our growth prospects and reserve potential. We expect to employ technical advancements, including 3-D seismic data, pre-stack depth migration and directional drilling, to identify and exploit new opportunities in our asset base. We also plan to employ the latest drilling, completion and fracturing technology in all of our wells to enhance recoverability and accelerate cash flows associated with these wells.

We continually review opportunities to acquire producing properties, leasehold acreage and drilling prospects that are in core operating areas. We are seeking to acquire operational control of properties that we believe have a solid proved reserve base coupled with significant exploitation and exploration potential.

Liquidity and Capital Resources

During the first three months of 2011 compared to the first three months of 2010, net cash flow provided by continuing operations increased by $6.7 million to $12.1 million. This increase was primarily attributable to an increase in accounts payable and accrued liabilities.

Our current assets were $55.4 million on March 31, 2011. Cash on hand comprised approximately $25.3 million of this amount. This compared to $23.7 million at the end of the calendar year 2010 and $20.1 million at the end of the first quarter of 2010. Accounts payable have been increased from $7.0 million at year end 2010 to $11.6 million at March 31, 2011. Accounts payable were $7.4 million at March 31, 2010.

The financial statements continue to reflect a modest but ongoing drilling and facilities upgrade program which amounted to $10.3 million during the first three months of 2011. The increased spending reflected drilling activity at the S and Deep Salt prospects at Garden Island Bay. We expect to spend approximately $14.3 million during the final nine months of 2011 on continuing development and exploitation of our asset base. This would represent a $15.9 million increase over our almost $8.7 million of capital investment in 2010. However, this anticipated capital may be reduced or increased depending on available cash flow and our continuing capital restructuring efforts. Because we operate the majority of our properties, we can control the timing of expenditures.

During the fourth quarter of 2010, Dune replaced its $40 million revolving credit facility from Wells Fargo Foothill with a new $40 million term loan facility from Wayzata. The new facility matures on March 15, 2012 and provides for Wells Fargo Foothill to remain as agent for the facility. The Company has received all of the funds associated with the facility and has placed $23.7 million in escrow to cash collateralize $8.0 million of standby letters of credit and provide $15.7 million for the June 2011 bond interest payment on our Senior Secured Notes. The Company is deploying the remaining funds from the new term loan and available cash flow from operations to cover anticipated drilling and recompletion projects in 2011. Additionally, all hedging contracts were settled in 2010 and the Company no longer hedges its oil and gas production.

Semi-annual interest of $15.75 million on our 10 1/2% Senior Secured Notes due 2012 was paid on December 31, 2010 and is due on June 1 and December 1 thereafter. The principal on the Senior Secured Notes is not due until June 1, 2012.

Shares of our Senior Redeemable Convertible Preferred Stock are redeemable at the option of the holder on December 1, 2012 and subject to the terms of any of the Company’s indebtedness or upon a change in control. Dividends are payable quarterly with the Company having the option of paying any dividend on the Preferred Stock in shares of common stock, shares of Preferred Stock or cash.

Our primary sources of liquidity are cash provided by operating activities, debt financing, sales of non-core properties and access to capital markets. The strength of our current cash position put us in a position to meet our financial obligations and ongoing capital programs in the current commodity price environment.

As mentioned above, capital spending for the remainder of the fiscal year will be targeted at approximately $14.3 million. The exact amount will depend upon individual well performance results, cash flow and, where applicable, partner negotiations on the timing of drilling operations. In addition, we expect to offer participations in our drilling program to industry partners over this time frame, thus potentially reducing our capital requirements.

Results of Operations

Year-over-year production decreased from 1,893 Mmcfe for the first three months of 2010 to 1,660 Mmcfe for the same three month period of 2011. This decrease was caused by normal reservoir declines which were not offset by increased production due to the limited amount of capital reinvestment made during 2010.

The following table reflects the increase (decrease) in oil and gas sales revenue due to the changes in prices and volumes:

	Quarter ended March 31,
	2011	% Change	2010
Oil production volume (Mbbls)	140	-7%	151
Oil sales revenue ($000)	$13,566	18%	$11,497
Price per Bbl	$96.90	27%	$76.14
Increase (decrease) in oil sales revenue due to:
Change in prices	$2,906
Change in production volume	(837)

Total increase (decrease) in oil sales revenue	$2,069

Gas production volume (Mmcf)	821	-17%	987
Gas sales revenue ($000)	$3,854	-30%	$5,468
Price per Mcf	$4.69	-15%	$5.54
Increase (decrease) in gas sales revenue due to:
Change in prices	$(698)
Change in production volume	(916)

Total increase (decrease) in gas sales revenue	$(1,614)

Total production volume (Mmcfe)	1,660	-12%	1,893
Total revenue ($000)	$17,420	3%	$16,965
Price per Mcfe	$10.49	17%	$8.96
Increase (decrease) in total revenue due to:
Change in prices	$2,543
Change in production volume	(2,088)

Total increase (decrease) in total revenue	$455

We recorded a net loss available to common shareholders for the three months ended March 31, 2011 of ($13.2 million) or ($0.28) loss per share compared to net loss available to common shareholders of ($14.3 million) or ($0.36) loss per share for the same quarter of 2010. The decrease in loss of $1.1 million for the quarter is a result of improved commodity prices and reduction in G&A expense.

Revenues

Revenues for the quarter ended March 31, 2011 totaled $17.4 million compared to $17.0 million for the quarter ended March 31, 2010 representing a $0.4 million increase. Production volumes for 2011 were 140 Mbbls of oil and 0.8 Bcf of natural gas or 1.7 Bcfe. This compares to 151 Mbbls of oil and 1.0 Bcf of natural gas or 1.9 Bcfe representing a 12% decline in production volumes. In 2011, the average sales price per barrel of oil was $96.90 and $4.69 per mcf of natural gas as compared to $76.14 per barrel and $5.54 per mcf, respectively for 2010. These results indicate that the modest increase in revenue is primarily attributable to the increase in commodity prices as the average price received per Mcfe produced was $10.49 in 2011 versus $8.96 in 2010 representing an increase of 17%.

Operating expenses

Lease operating expense

The following table presents the major components of Dune’s lease operating expense (in thousands) for the first quarter of 2011 and 2010 on a Mcfe basis:

	Quarter ended March 31,
	2011		2010
	Total	Per Mcfe	Total	Per Mcfe
Direct operating expense	$4,512	$2.72	$5,428	$2.87
Workovers	649	0.39	237	0.12
Ad valorem taxes	237	0.14	323	0.17
Production taxes	1,390	0.84	1,118	0.59
Transportation	280	0.17	478	0.25

	$7,068	$4.26	$7,584	$4.00

Lease operating expense for the quarter ended March 31, 2011 totaled $7.1 million versus $7.6 million for the same period of 2010 representing a 7% reduction. However, as a result of reduced volumes, lease operating expense per Mcfe increased $0.26. The overall reduction in lease operating expense between periods reflects Dune’s continued efforts to reduce field operating expenses.

Accretion of asset retirement obligation

Accretion expense for asset retirement obligations decreased by $0.1 million for the quarter ended March 31, 2011 compared to the comparable period in 2010. This small decrease is the result of reevaluating abandonment costs at year end.

Depletion, depreciation and amortization (DD&A)

For the quarter ended March 31, 2011, the Company recorded DD&A expense of $6.3 million ($3.80/mcfe) compared to $7.0 million ($3.69/mcfe) for the quarter ended March 31, 2010. This decrease reflects the impact of a 12% reduction in production volumes that directly impacts the DD&A calculation.

General and administrative expense (G&A expense)

G&A expense for the current quarter ended 2011 decreased $1.3 million from the comparable 2010 quarter to $2.1 million. Cash G&A expense for 2011 fell $0.7 million (27%) from 2010 to $1.9 million. These decreases resulted principally from a reduction in personnel expense of $0.3 million, share-based compensation of $0.7 million and legal fees of $0.3 million.

On a unit of production basis, G&A fell from $1.82/mcfe for the first quarter of 2010 to $1.29/mcfe for the same period of 2011.

Other income (expense)

Interest income

Interest income for the quarter ended March 31, 2011 was $0.02 million more than the comparable 2010 quarter. This was the result of higher cash balances held in escrow associated with the Credit Agreement.

Interest expense

As a result of the higher interest rate applicable to the Credit Agreement, interest expense for the quarter ended March 31, 2011 was $9.9 million compared to $8.9 million in the comparable quarter ended 2010.

Gain (loss) on derivative liabilities

For the quarter ended March 31, 2010, the Company incurred a gain on derivatives of $1.3 million composed of an unrealized gain of $1.6 million due to the change in the mark-to-market valuation and a realized loss of $0.3 million for cash settlements. In December 2010 all hedging requirements were eliminated in connection with our entry into the Credit Agreement and all hedge balances were settled.

Net income (loss) available to common shareholders

For the first quarter ended March 31, 2011, net loss available to common shareholders decreased $1.1 million from the comparable quarter of 2010. This decrease reflects the impact of a $0.4 million increase in revenues, a $2.7 million decrease in operating expenses and a $1.5 million decrease in Preferred Stock dividends partially offset by a ($1.0 million) increase in interest expense, a ($1.3 million) reduction in the gain on derivative liabilities and ($1.2 million) decrease in income from discontinued operations.

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

At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures are effective.

During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6.	Exhibits

(a) Exhibits

Exhibit Nos.	Description

3.1	Amended and restated Certificate of Incorporation of IP Factory, Inc. (1)

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 7, 2003 (2)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated May 5, 2004 (3)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated June 12, 2007 (4)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 14, 2007 (5)

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 1, 2009 (6)

3.2	Amended and Restated By-Laws of Dune Energy, Inc. (7)

10.1	First Amendment to Amended and Restated Credit Agreement and Waiver dated as of December 7, 2010 (8)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

*	Filed herewith
(1)	Incorporated by reference to Exhibit No. 3.1 to Form 10-KSB filed by Dune Energy, Inc. (Commission File No. 000-27897) on November 14, 2003.
(2)	Incorporated by reference to Exhibit No. 3.1.1 to Form 10-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on March 3, 2011.
(3)	Incorporation by reference to Exhibit No. 3.1 to Form 10-Q filed by Dune Energy, Inc. (Commission File No. 001-32497) for the quarterly period ended March 31, 2007.
(4)	Incorporated by reference to Exhibit No. 3.1.3 to Form 10-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on March 3, 2011.
(5)	Incorporated by reference to Exhibit No. 3.1.4 to Form 10-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on March 3, 2011.
(6)	Incorporated by reference to Exhibit No. 3.1.2 to Form 8-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on December 1, 2009.
(7)	Incorporated by reference to Exhibit No. 3.1 to Form 8-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on July 12, 2010.
(8)	Incorporated by reference to Exhibit 10.22.1 to Form 10-K filed by Dune Energy Inc. (Commission File No. 001-32497) on March 3, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNE ENERGY, INC.

Date: May 5, 2011	By:	/S/ JAMES A. WATT
	Name:	James A. Watt
	Title:	President and Chief Executive Officer

Date: May 5, 2011	By:	/S/ FRANK T. SMITH, JR.
	Name:	Frank T. Smith, Jr.
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1	Amended and restated Certificate of Incorporation of IP Factory, Inc. (1)

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 7, 2003 (2)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated May 5, 2004 (3)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated June 12, 2007 (4)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 14, 2007 (5)

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 1, 2009 (6)

3.2	Amended and Restated By-Laws of Dune Energy, Inc. (7)

10.1	First Amendment to Amended and Restated Credit Agreement and Waiver dated as of December 7, 2010 (8)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

*	Filed herewith
(1)	Incorporated by reference to Exhibit No. 3.1 to Form 10-KSB filed by Dune Energy, Inc. (Commission File No. 000-27897) on November 14, 2003.
(2)	Incorporated by reference to Exhibit No. 3.1.1 to Form 10-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on March 3, 2011.
(3)	Incorporation by reference to Exhibit No. 3.1 to Form 10-Q filed by Dune Energy, Inc. (Commission File No. 001-32497) for the quarterly period ended March 31, 2007.
(4)	Incorporated by reference to Exhibit No. 3.1.3 to Form 10-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on March 3, 2011.
(5)	Incorporated by reference to Exhibit No. 3.1.4 to Form 10-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on March 3, 2011.
(6)	Incorporated by reference to Exhibit No. 3.1.2 to Form 8-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on December 1, 2009.
(7)	Incorporated by reference to Exhibit No. 3.1 to Form 8-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on July 12, 2010.
(8)	Incorporated by reference to Exhibit 10.22.1 to Form 10-K filed by Dune Energy Inc. (Commission File No. 001-32497) on March 3, 2011.