Form 10-Q
period 2011-06-30
DUNE ENERGY INC
filed 2011-08-12
CIK 1092839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,821,142 shares of Common Stock, $.001 par value per share, as of August 4, 2011.

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Dune Energy, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$21,829,866	$23,670,192
Restricted cash	—	15,753,441
Accounts receivable	7,801,838	9,862,849
Prepayments and other current assets	1,836,186	2,542,624

Total current assets	31,467,890	51,829,106

Oil and gas properties, using successful efforts accounting—proved	530,070,560	526,760,643
Less accumulated depreciation, depletion, amortization and impairment	(299,587,828)	(294,566,739)

Net oil and gas properties	230,482,732	232,193,904

Property and equipment, net of accumulated depreciation of $3,054,074 and $2,817,158	322,493	527,357
Deferred financing costs, net of accumulated amortization of $1,749,794 and $1,456,592	492,885	786,087
Other assets	11,463,914	12,049,829

	12,279,292	13,363,273

TOTAL ASSETS	$274,229,914	$297,386,283

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,656,017	$6,953,863
Accrued liabilities	13,860,284	13,367,402
Current maturities of long-term debt (see Note 3)	336,755,537	—
Preferred stock dividend payable	1,551,000	2,206,000
Other current liabilities	199,319	1,395,237

Total current liabilities	357,022,157	23,922,502
Long-term debt, net of current maturities (see Note 3)	—	335,218,690
Other long-term liabilities	12,695,342	12,548,062

Total liabilities	369,717,499	371,689,254

Commitments and contingencies	—	—
Redeemable convertible preferred stock, net of discount of $3,789,645 and $4,964,014, liquidation preference of $1,000 per share, 750,000 shares designated, 155,082 and 207,912 shares issued and outstanding	151,292,355	202,947,986
STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 1,000,000 shares authorized, 250,000 shares undesignated, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 48,949,530 and 41,912,723 shares issued	48,950	41,912
Treasury stock, at cost (128,388 shares)	(62,920)	(62,920)
Additional paid-in capital	133,709,775	81,040,691
Accumulated deficit	(380,475,745)	(358,270,640)

Total stockholders’ deficit	(246,779,940)	(277,250,957)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$274,229,914	$297,386,283

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues	$15,889,731	$15,956,295	$33,309,395	$32,921,516

Operating expenses:
Lease operating expense	6,886,170	6,635,354	13,954,363	14,219,568
Accretion of asset retirement obligation	329,379	459,421	658,758	920,149
Depletion, depreciation and amortization	5,245,062	7,407,283	11,545,033	14,400,953
General and administrative expense	2,026,228	2,902,941	4,165,119	6,348,897
Impairment of oil and gas properties	—	16,071,871	—	16,071,871
Exploration expense	5,183,830	—	5,183,830	—

Total operating expense	19,670,669	33,476,870	35,507,103	51,961,438

Operating loss	(3,780,938)	(17,520,575)	(2,197,708)	(19,039,922)

Other income (expense):
Interest income	16,299	120	36,449	612
Interest expense	(10,099,719)	(9,238,819)	(20,043,846)	(18,110,452)
Gain on derivative liabilities	—	436,390	—	1,695,264

Total other income (expense)	(10,083,420)	(8,802,309)	(20,007,397)	(16,414,576)

Loss on continuing operations	(13,864,358)	(26,322,884)	(22,205,105)	(35,454,498)
Loss on discontinued operations	—	(4,623,564)	—	(3,410,129)

Net loss	(13,864,358)	(30,946,448)	(22,205,105)	(38,864,627)
Preferred stock dividend	(5,079,046)	(6,468,368)	(9,977,369)	(12,871,476)

Net loss available to common shareholders	$(18,943,404)	$(37,414,816)	$(32,182,474)	$(51,736,103)

Net loss per share:
Basic and diluted from continuing operations	$(0.39)	$(0.81)	$(0.67)	$(1.20)
Basic and diluted from discontinued operations	—	(0.11)	—	(0.08)

Total basic and diluted	$(0.39)	$(0.92)	$(0.67)	$(1.28)

Weighted average shares outstanding:
Basic and diluted	48,738,694	40,416,133	47,766,990	40,307,376

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,205,105)	$(38,864,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on discontinued operations	—	3,410,129
Depletion, depreciation and amortization	11,545,033	14,400,953
Impairment of oil and gas properties	—	16,071,871
Amortization of deferred financing costs and debt discount	1,855,729	1,841,852
Stock-based compensation	365,491	1,169,997
Accretion of asset retirement obligation	658,758	920,149
Gain on derivative liabilities	—	(1,749,231)
Changes in:
Accounts receivable	2,061,011	4,873,396
Prepayments and other assets	706,438	2,244,591
Payments made to settle asset retirement obligations	(523,941)	(170,555)
Accounts payable and accrued liabilities	(1,792,501)	(9,734,993)

NET CASH USED IN CONTINUED OPERATIONS	(7,329,087)	(5,586,468)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	2,920,768

NET CASH USED IN OPERATING ACTIVITIES	(7,329,087)	(2,665,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved and unproved properties	(9,547,714)	(2,353,193)
Purchase of furniture and fixtures	(81,283)	(31,189)
Decrease (increase) in restricted cash	15,744,279	(71,426)
Decrease in other assets	595,077	102,629

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES—CONTINUED OPERATIONS	6,710,359	(2,353,179)
NET CASH PROVIDED BY INVESTING ACTIVITIES—DISCONTINUED OPERATIONS	—	29,400,348

NET CASH PROVIDED BY INVESTING ACTIVITIES	6,710,359	27,047,169

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt	—	6,000,000
Increase in loan costs	—	(1,131,509)
Payments on short-term debt	(1,221,598)	(31,353,692)

NET CASH USED IN FINANCING ACTIVITIES	(1,221,598)	(26,485,201)

NET CHANGE IN CASH BALANCE	(1,840,326)	(2,103,732)
Cash balance at beginning of period	23,670,192	15,053,570

Cash balance at end of period	$21,829,866	$12,949,838

SUPPLEMENTAL DISCLOSURES
Interest paid	$18,105,104	$16,322,703
Income taxes paid	—	—
NON-CASH DISCLOSURES
Common stock issued for conversion of preferred stock	$62,288,000	$2,448,000
Redeemable convertible preferred stock dividends	8,803,000	11,650,000
Accretion of discount on preferred stock	1,174,369	1,143,737

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

Dune prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles. However, Dune has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first six months of 2011. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2010. The income statement for the six months ended June 30, 2011 cannot necessarily be used to project results for the full year.

Discontinued operations

On June 30, 2010, the Company closed the sale of its South Florence Properties located in Vermilion Parish, Louisiana. In accordance with FASB ASC 360-10 – Accounting for the Impairment or Disposal of Long-lived Assets, the results of operations of this divestiture have been reflected as discontinued operations. See Note 8 for additional information regarding discontinued operations.

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

NOTE 2—LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming Dune will continue as a going concern. At June 30, 2011, Dune’s cash balance was $21.8 million while the Company also registered a net loss available to common shareholders of $32.2 million for the first six months of fiscal 2011. In addition, as of June 30, 2011, Dune has negative working capital of $325.6 million resulting from the $40 million term loan facility and $296.8 million senior secured notes being classified as current liabilities with maturity dates of March 15, 2012 and June 1, 2012, respectively. Management is and will continue to strive to raise additional capital and/or restructure its debt obligations prior to their due dates. However, should these efforts prove unsuccessful, Dune’s ability to continue to operate as a going concern in 2012 would be substantially in doubt.

NOTE 3—DEBT FINANCING

Long-term debt consists of:

	June 30, 2011	December 31, 2010
Term loan	$39,974,320	$40,000,000
Senior secured notes, net of discount of $3,218,783 and $4,781,310	296,781,217	295,218,690

Total long-term debt	336,755,537	335,218,690
Less: current maturities	(336,755,537)	—

Long-term debt, net of current maturities	$—	$335,218,690

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

The Credit Agreement has a new financial covenant that requires Dune to maintain the following ratio: the total present value of future net revenues discounted at 10% of the proved developed reserves must be greater than two times the value of the face amount of the term loan.

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

In connection with entering into the Credit Agreement on December 7, 2010, standby letters of credit totaling $8.5 million were taken down as the Company cash collateralized these obligations through a bonding agent and has reduced the obligation to $8 million at June 30, 2011.

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

On June 1, 2011, in connection with the liquidation of the escrow balance of $15.7 million established for the June 2011 bond interest payment on the Senior Secured Notes, the Company applied the remaining escrow balance of $25,680 to the term loan facility reducing the balance to $39,974,320 at June 30, 2011. Additionally, a 10% prepayment premium of $2,568 was made in accordance with the terms of the agreement.

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

The Senior Secured Notes are subject to redemption by Dune after June 1, 2011, at a repurchase price equal to 100% of the aggregate principal amount plus accrued interest. Holders of the Senior Secured Notes may put such notes to the Company for repurchase, at a repurchase price of 101% of the principal amount plus accrued interest, upon a change in control as defined in the Indenture.

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

The debt discount is being amortized over the life of the notes using the effective interest method. Amortization expense associated with the debt discount amounted to $851,269 and $1,562,527 and is included in interest expense in the consolidated statements of operations for the three and six months ended June 30, 2011, respectively.

NOTE 4—REDEEMABLE CONVERTIBLE PREFERRED STOCK

During the quarter ended June 30, 2007, Dune sold to Jefferies & Company, Inc. pursuant to the Purchase Agreement dated May 1, 2007, 216,000 shares of its Senior Redeemable Convertible Preferred Stock (“Preferred Stock”) for gross proceeds of $216 million less a discount of $12.3 million yielding net proceeds of $203.7 million. As provided in the Certificate of Designations, the Preferred Stock has a liquidation preference of $1,000 per share and a dividend at a rate of 12% per annum, payable quarterly, at the option of Dune in additional shares of Preferred Stock, shares of common stock (subject to the satisfaction of certain conditions) or cash.

The conversion price of the Preferred Stock is subject to adjustment pursuant to customary anti-dilution provisions and may also be adjusted upon the occurrence of a fundamental change as defined in the Certificate of Designations. The Preferred Stock is redeemable at the option of the holder on December 1, 2012 and subject to the terms of any of the Company’s indebtedness or upon a change of control. In the event Dune fails to redeem shares of Preferred Stock “put” to Dune by a holder, then the conversion price shall be lowered and the dividend rate increased. After December 1, 2012, Dune may redeem shares of Preferred Stock. The Company analyzed the adjustment of the conversion right for derivative accounting under FASB ASC 815 – Derivatives and Hedges and determined that it was not applicable.

The Preferred Stock discount is deemed a Preferred Stock dividend and is being amortized over five years using the effective interest method and is charged to additional paid-in capital as the Company has a deficit balance in retained earnings. Charges to additional paid-in capital for the three and six months ended June 30, 2011 amounted to $597,046 and $1,174,369, respectively.

During the six months ended June 30, 2011, holders of 62,288 shares of the preferred stock converted their shares into 7,118,641 shares of common stock.

During the six months ended June 30, 2011 and 2010, Dune paid dividends on the preferred stock in the amount of $9,458,000 and $11,623,000, respectively. In lieu of cash, the Company elected to issue 9,458 and 11,623 additional shares of preferred stock, respectively.

NOTE 5—HEDGING ACTIVITIES

As a result of entering into the Credit Agreement, the Company is no longer required to hedge and all hedge balances were settled. Prior to this event, Dune accounted for its production hedge derivative instruments as defined in FASB ASC 815-Derivatives and Hedging. Accordingly, the Company designated derivative instruments as fair value hedges and recognized gain or losses in current earnings.

For the three and six months ended June 30, 2010, Dune recorded a gain on the derivatives of $436,390 and $1,695,264, composed of an unrealized gain on changes in mark-to-market valuations of $189,990 and $1,749,231 and a realized gain (loss) on cash settlements of $246,400 and ($53,967), respectively.

NOTE 6—RESTRICTED STOCK, STOCK OPTIONS AND WARRANTS

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors and consultants. Total stock-based compensation expense including options, warrants and restricted stock was $185,308 and $365,491 for the three and six months ended June 30, 2011 and $349,108 and $1,169,997 for the three and six months ended June 30, 2010, respectively.

The 2007 Stock Incentive Plan, which was approved by Dune’s shareholders, authorizes the issuance of up to 3,200,000 shares of common stock for issuance to employees, officers and non-employee directors. The Plan is administered by Dune’s Compensation Committee. The following table reflects the vesting activity associated with restricted stock awards at June 30, 2011:

Grant Date	Shares Awarded	Shares Canceled	Shares Vested	Shares Unvested
December 17, 2007	248,591	(71,471)	(177,120)	—
March 13, 2008	105,412	—	(105,412)	—
August 1, 2008	622,700	(111,429)	(374,006)	137,265
October 1, 2009	450,000	—	(100,499)	349,501
December 31, 2009	573,780	(138,933)	(163,921)	270,926
November 11, 2010	938,900	(47,900)	—	891,000
December 30, 2010	4,445	—	(4,445)	—

	2,943,828	(369,733)	(925,403)	1,648,692

Common shares available to be awarded at June 30, 2011 are as follows:

Total shares authorized	3,200,000
Total shares issued	(2,943,828)
Total shares canceled	369,733

Total shares available	625,905

NOTE 7—INCOME TAXES

Dune is in a position of cumulative reporting losses for the current and preceding reporting periods. The volatility of energy prices and uncertainty of when energy prices may rebound is not readily determinable by management. At this date, this general fact pattern does not allow the Company to project sufficient sources of future taxable income to offset tax loss carryforwards and net deferred tax assets in the U.S. Under these current circumstances, it is management’s opinion that the realization of these tax attributes does not reach the “more likely than not criteria” under FASB ASC 740 – Income Taxes. As a result, the Company’s taxes through June 30, 2011 are subject to a full valuation allowance.

NOTE 8—DISCONTINUED OPERATIONS

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

Pursuant to accounting rules for discontinuing operations, Dune has classified 2010 and prior reporting periods to present the activity related to the South Florence Properties as a discontinued operation. Discontinued operations for the three and six months ended June 30, 2010 are summarized as follows:

	Three months ended June 30, 2010	Six months ended June 30, 2010
Revenues	$1,086,671	$4,372,648

Costs and expenses:
Lease operating expense	379,931	1,329,600
Depletion, depreciation and amortization	379,560	1,502,433
Impairment on asset	4,950,744	4,950,744

Total operating expense	5,710,235	7,782,777

Loss from discontinued operations	$(4,623,564)	$(3,410,129)

Production:
Oil (Bbl)	9,653	38,474
Gas (Mcf)	67,713	254,537
Total (Mcfe)	125,631	485,381

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

Liquidity and Capital Resources

During the first six months of 2011 compared to the first six months of 2010, net cash used in continued operations decreased by $1.7 million to ($7.3) million. This decrease was primarily attributable to the Company’s decision to expense $5.2 million of costs associated with an exploratory well in the second quarter of 2011.

Our current assets were $31.5 million on June 30, 2011. Cash on hand comprised approximately $21.8 million of this amount. This compared to $23.7 million at the end of the calendar year 2010 and $12.9 million at the end of the second quarter of 2010. Accounts payable have decreased from $7.0 million at year end 2010 to $4.7 million at June 30, 2011. Accounts payable were $2.6 million at June 30, 2010.

The financial statements continue to reflect a modest but ongoing drilling and facilities upgrade program which amounted to $14.7 million during the first six months of 2011. The increased spending reflected drilling activity at the S prospect and the Deep Subsalt prospect at Garden Island Bay. We expect to spend approximately $13.0 million during the final six months of 2011 on continuing development and exploitation of our asset base. This would represent a $19.0 million increase over our almost $8.7 million of capital investment in 2010. However, the exact amount will depend upon individual well performance results, cash flow and, where applicable, partners negotiations on the timing of drilling obligations. In addition, we expect to offer participations in our drilling program to industry partners over this time frame, thus potentially reducing our capital requirements.

During the fourth quarter of 2010, Dune replaced its $40 million revolving credit facility from Wells Fargo Foothill with a new $40 million term loan facility from Wayzata. The new facility matures on March 15, 2012 and provides for Wells Fargo Foothill to remain as agent for the facility. The Company has received all of the funds associated with the facility and has placed $8.0 million in escrow to cash collateralize $8.0 million of standby letters of credit. The Company is deploying the remaining funds from the new term loan and available cash flow from operations to cover anticipated drilling and recompletion projects in 2011. Additionally, all hedging contracts were settled in 2010 and the Company no longer hedges its oil and gas production.

Semi-annual interest of $15.75 million on our 10  1/2% Senior Secured Notes due 2012 was paid on June 1, 2011 and is due on December 1 and June 1 thereafter. The principal on the Senior Secured Notes is not due until June 1, 2012.

Shares of our Senior Redeemable Convertible Preferred Stock are not redeemable until the later of December 1, 2012 or the repayment in full of all senior secured debt or upon a change in control. Dividends are payable quarterly with the Company having the option of paying any dividend on the preferred stock in shares of common stock, shares of preferred stock or cash.

Our primary source of liquidity over the first half of the year has been cash provided by operating activities and industry joint-ventures involving our drilling opportunities. The strength of our current cash position puts us in a position to meet our current financial obligations and ongoing capital programs in the current commodity price environment.

As noted in Note 2 to the Consolidated Financial Statements, our current liabilities increased materially during the quarter and now exceed our current assets by $325.6 million. The primary reason for this significant change is the movement into the current maturity category of our $40 million term loan facility due March 15, 2012 and $296.8 million of Senior Secured Notes due June 1, 2012. If the Company is unable to obtain financing from third parties or otherwise restructure its debt obligations prior to maturity, our ability to fund operations and execute our business plan will be impaired. Consequently, the Company’s ability to continue to operate as a going concern in 2012 would be doubtful. There is no assurance that we can raise additional capital from external sources or restructure our long-term obligations, the failure of which could cause us to consider other strategic solutions including, among other things, the sale of key assets and/ or the material curtailment of operations. Management is currently making a concerted effort to resolve this situation and has historically relied on best efforts to access the capital markets.

Results of Operations

Year-over-year production decreased from 3,768 Mmcfe for the first six months of 2010 to 3,065 Mmcfe for the same six month period of 2011. This decrease was caused by normal reservoir declines which were not offset by increased production due to the limited amount of capital reinvestment made during 2011.

The following table reflects the increase (decrease) in oil and gas sales revenue due to the changes in prices and volumes:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	% Change	2010	2011	% Change	2010
Oil production volume (Mbbls)	114	-22%	147	254	-15%	298
Oil sales revenue ($000)	$12,341	10%	$11,258	$25,907	14%	$22,756
Price per bbl	$108.25	41%	$76.59	$102.00	34%	$76.36
Increase (decrease) in oil sales revenue due to:
Change in production volume	$(2,527)			$(3,360)
Change in prices	3,610			6,511

Total increase in oil sales revenue	$1,083			$3,151

Gas production volume (Mmcf)	722	-27%	992	1,543	-22%	1,978
Gas sales revenue ($000)	$3,549	-24%	$4,698	$7,403	-27%	$10,166
Price per Mcf	$4.92	4%	$4.74	$4.80	-7%	$5.14
Increase (decrease) in gas sales revenue due to:
Change in production volume	$(1,280)			$(2,236)
Change in prices	131			(527)

Total decrease in gas sales revenue	$(1,149)			$(2,763)

Total production volume (Mmcfe)	1,405	-25%	1,875	3,065	-19%	3,768
Total revenue ($000)	$15,890	-1%	$15,956	$33,309	1%	$32,922
Price per Mcfe	$11.31	33%	$8.51	$10.87	24%	$8.74
Increase (decrease) in total revenue due to:
Change in production volume	$(4,000)			$(6,144)
Change in prices	3,934			6,531

Total increase (decrease) in total revenue	$(66)			$387

We recorded a net loss available to common shareholders for the three months ended June 30, 2011 of ($18.9 million) or ($0.39) basic and diluted loss per share compared to net loss available to common shareholders of ($37.4 million) or ($0.92) basic and diluted loss per share for the same quarter of 2010. For the six months ended June 30, 2011, we recorded a net loss available to common shareholders of ($32.1 million) or ($0.67) basic and diluted loss per share compared to a net loss available to common shareholders of ($51.7 million) or ($1.28) basic and diluted loss per share for the same period of 2010.

Revenues

Revenues from continuing operations for the quarter ended June 30, 2011 totaled $15.9 million compared to $16.0 million for the quarter ended June 30, 2010 representing a $0.1 million decrease. Production volumes for 2011 were 114 Mbbls of oil and 0.7 Bcf of natural gas or 1.4 Bcfe. This compares to 147 Mbbls of oil and 1.0 Bcf of natural gas or 1.9 Bcfe representing a 25% decline in production volumes. In 2011, the average sales price per barrel of oil was $108.25 and $4.92 per Mcf of natural gas as compared to $76.59 per barrel and $4.74 per Mcf, respectively for 2010. These results indicate that the slight decrease in revenue is primarily attributable to the reduction in production volumes of 0.5 Bcfe or 25% which were partially offset by increases in commodity prices of $2.80 per Mcfe or 33%.

Revenues from continuing operations for the six months ended June 30, 2011 totaled $33.3 million compared to $32.9 million for the six months ended June 30, 2010 representing a $0.4 million increase. Production volumes for 2011 were 254 Mbbls of oil and 1.5 Bcf of natural gas or 3.0 Bcfe. This compares to 298 Mbbls of oil and 2.0 Bcf of natural gas or 3.8 Bcfe representing a 19% decline in production volume. In 2011, the average sales price per barrel of oil was $102.00 and $4.80 per mcf of natural gas as compared to $76.36 per barrel and $5.14 per Mcf, respectively for 2010. These results indicate that the small increase in revenue was primarily attributable to the increase in commodity prices of $2.13 per Mcfe or 24% offsetting the reduction in production volumes of 0.7 Bcfe or 19%.

Operating expenses

Lease operating expense

The following table presents the major components of Dune’s lease operating expense (in thousands) for the three and six months ended June 30, 2011 and 2010 on a Mcfe basis:

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
	Total	Per Mcfe	Total	Per Mcfe	Total	Per Mcfe	Total	Per Mcfe
Direct operating expense	$5,160	$3.67	$4,543	$2.42	$9,672	$3.16	$9,972	$2.65
Workovers	12	$0.01	272	$0.15	661	$0.22	509	$0.14
Ad valorem taxes	243	$0.17	264	$0.14	480	$0.16	587	$0.16
Production taxes	1,194	$0.85	1,153	$0.61	2,584	$0.84	2,271	$0.60
Transportation	277	$0.20	403	$0.21	557	$0.18	881	$0.23

	$6,886	$4.90	$6,635	$3.53	$13,954	$4.56	$14,220	$3.78

Lease operating expense from continuing operations for the quarter ended June 30, 2011 totaled $6.9 million versus $6.6 million for the same period of 2010. This translated into an increase of $1.37/Mcfe on a volume basis. The overall increase in lease operating expense between periods reflects the additional costs associated with operating older more mature fields which required additional repair and maintenance cost during the quarter ended June 30, 2011.

Lease operating expense from continuing operations for the six months ended June 30, 2011 totaled $14.0 million versus $14.2 million for the same period of 2010. This translated into an increase of $0.78/Mcfe on a volume basis. This overall decrease between periods reflects the impact of Dune’s efforts to reduce field operating expenses which were negatively influenced by repairs and maintenance associated with operating older, more mature fields as experienced during the second quarter of 2011.

Accretion of asset retirement obligation

Accretion expense for asset retirement obligations decreased by $0.1 million for the quarter ended June 30, 2011 compared to the same period in 2010. Similarly, accretion expense for the six month period ended June 30, 2011reflected a $0.2 million decrease from the comparable period of 2010. This small decrease is the result of reevaluating abandonment costs at year end.

Depletion, depreciation and amortization (DD&A)

For the quarter ended June 30, 2011, the Company recorded DD&A expense of $5.2 million ($3.73/Mcfe) compared to $7.4 million ($3.95/Mcfe) for the quarter ended June 30, 2010 representing a decrease of $2.2 million ($0.22/Mcfe). Additionally, for the six months ended June 30, 2011, the Company recorded DD&A expense of $11.5 million ($3.79/Mcfe) compared to $14.4 million ($3.82/Mcfe) for the six months ended June 30, 2010 representing a decrease of $2.9 million ($0.03/Mcfe). This decrease reflects the impact of a 19% and 25% reduction in production volumes that directly impacts the DD&A calculation for the three and six months ended June 30, 2011.

General and administrative expense (G&A expense)

G&A expense for the current quarter ended 2011 decreased $0.9 million (31%) from the comparable 2010 quarter to $2.0 million. Cash G&A expense for 2011 fell $0.7 million (28%) from 2010 to $1.8 million. These decreases resulted principally from a reduction in personnel expense of $0.2 million, stock-based compensation of $0.2 million and professional fees of $0.5 million.

For the six months ended June 30, 2011 and 2010, G&A expense decreased $2.2 million (34%) to $4.2 million. Cash G&A expense for the first half of the year declined $1.4 million (27%) to $3.8 million. This decrease primarily resulted from a reduction in personnel expense of $0.5 million, stock-based compensation expense of $0.8 million and professional fees of $0.9 million.

On a unit of production basis, G&A fell from $1.55/Mcfe for the quarter ended June 30, 2010 to $1.44/mcfe for the same period of 2011. For the six month period ended June 30, 2010, G&A fell from $1.68/mcfe to $1.36/Mcfe for the same period of 2011.

Loss on impairment of oil and gas properties

Dune recorded an impairment of oil and gas properties of $16.1 million in the second quarter of 2010. This amount consisted of expired leasehold costs of $5.3 million and drilling costs of $10.8 million on a well which will not be completed.

Exploration expense

In the second quarter of 2011, the Company, as a party to a joint venture, drilled an exploratory well. Although the Company will continue to evaluate future options associated with the well, it has determined that the costs incurred of $5.2 million should be expensed for the three and six months ended June 30, 2011.

Other income (expense)

Interest income

Interest income for the quarter ended June 30, 2011 was $0.02 million more than the comparable 2010 quarter. Interest income for the six months ended June 30, 2011 was $0.04 million more than the comparable 2010 period. This was the result of higher cash balances held in escrow associated with the Credit Agreement.

Interest expense

As a result of the higher interest rate applicable to the Credit Agreement, interest expense for the quarter ended June 30, 2011 was $10.1 million compared to $9.2 million in the comparable quarter ended 2010. Additionally, interest expense for the six months ended June 30, 2011 amounted to $20.0 million compared to $18.1 million in the comparable period of 2010.

Gain on derivative liabilities

For the quarter ended June 30, 2010, the Company incurred a gain on derivatives of $0.4 million composed of an unrealized gain of $0.2 million due to the change in the mark-to-market valuation and a realized gain of $0.2 million for cash settlements.

For the six months ended June 30, 2010, the Company incurred a gain on derivatives of $1.7 million composed of an unrealized gain of $1.75 million due to the change in mark-to-market valuation and a realized loss of $0.05 million for cash settlements.

In connection with entering into the Credit Agreement in December 2010, all hedging requirements were eliminated and all hedge balances were settled.

Net loss available to common shareholders

For the quarter ended June 30, 2011, net loss available to common shareholders decreased $18.5 million from the comparable quarter of 2010. This decrease reflects the impact of a $13.8 million decrease in operating expenses, a $4.6 million decrease in loss on discontinued operations and a $1.4 million decrease in preferred stock dividends partially offset by a ($0.9 million) increase in interest expense and a ($0.4 million) reduction in the gain on derivative liabilities.

For the six months ended June 30, 2011, net loss available to common shareholders decreased $19.5 million from the comparable 2010 period. This decrease reflects the impact of a $0.4 million increase in revenues, $16.5 million decrease in operating expenses, $2.9 million decrease in preferred stock dividends and a $3.4 million decrease in loss on discontinued operations partially offset by a ($1.9 million) increase in interest expense and a ($1.7 million) reduction in the gain on derivative liabilities.

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

At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures are effective.

During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

Our current liabilities increased materially during the second quarter of 2011 and exceed our current assets. The primary reason for this significant change is the movement into the current maturity category of our $40 million term loan facility due March 15, 2012 and our $296.8 million of Senior Secured Notes due June 1, 2012. If we are unable to obtain financing from third parties or otherwise restructure our debt obligations prior to maturity, our ability to fund operations and execute our business plan will be impaired. Consequently, our ability to continue to operate as a going concern in 2012 would be doubtful.

In connection with any restructuring of our debt obligations prior to maturity, the preferred stock and common equity components of our capital structure will likely be reorganized as well.

Item 6.	Exhibits

(a) Exhibits

Exhibit Nos.	Description

3.1	Amended and restated Certificate of Incorporation of IP Factory, Inc. (1)

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 7, 2003 (2)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated May 5, 2004 (3)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated June 12, 2007 (4)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 14, 2007 (5)

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 1, 2009 (6)

3.2	Amended and Restated By-Laws of Dune Energy, Inc. (7)

10.1*	Separation and Non-Disparagement Agreement, dated as of April 1, 2011, by and between Alan Gaines and Dune Energy, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
§	- Furnished with this Form 10-Q. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to Exhibit No. 3.1 to Form 10-KSB filed by Dune Energy, Inc. (Commission File No. 000-27897) on November 14, 2003.
(2)	Incorporated by reference to Exhibit No. 3.1.1 to Form 10-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on March 3, 2011.
(3)	Incorporation by reference to Exhibit No. 3.1 to Form 10-Q filed by Dune Energy, Inc. (Commission File No. 001-32497) for the quarterly period ended March 31, 2007.
(4)	Incorporated by reference to Exhibit No. 3.1.3 to Form 10-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on March 3, 2011.
(5)	Incorporated by reference to Exhibit No. 3.1.4 to Form 10-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on March 3, 2011.
(6)	Incorporated by reference to Exhibit No. 3.1.2 to Form 8-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on December 1, 2009.
(7)	Incorporated by reference to Exhibit No. 3.1 to Form 8-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on July 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNE ENERGY, INC.

Date: August 12, 2011	By:	/s/ JAMES A. WATT
	Name:	James A. Watt
	Title:	President and Chief Executive Officer

Date: August 12, 2011	By:	/s/ FRANK T. SMITH, JR.
	Name:	Frank T. Smith, Jr.
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1	Amended and restated Certificate of Incorporation of IP Factory, Inc. (1)

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 7, 2003 (2)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated May 5, 2004 (3)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated June 12, 2007 (4)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 14, 2007 (5)

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 1, 2009 (6)

3.2	Amended and Restated By-Laws of Dune Energy, Inc. (7)

10.1*	Separation and Non-Disparagement Agreement, dated as of April 1, 2011, by and between Alan Gaines and Dune Energy, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
§	- Furnished with this Form 10-Q. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to Exhibit No. 3.1 to Form 10-KSB filed by Dune Energy, Inc. (Commission File No. 000-27897) on November 14, 2003.
(2)	Incorporated by reference to Exhibit No. 3.1.1 to Form 10-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on March 3, 2011.
(3)	Incorporation by reference to Exhibit No. 3.1 to Form 10-Q filed by Dune Energy, Inc. (Commission File No. 001-32497) for the quarterly period ended March 31, 2007.
(4)	Incorporated by reference to Exhibit No. 3.1.3 to Form 10-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on March 3, 2011.
(5)	Incorporated by reference to Exhibit No. 3.1.4 to Form 10-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on March 3, 2011.
(6)	Incorporated by reference to Exhibit No. 3.1.2 to Form 8-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on December 1, 2009.
(7)	Incorporated by reference to Exhibit No. 3.1 to Form 8-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on July 12, 2010.