Form 10-Q
period 2011-09-30
DUNE ENERGY INC
filed 2011-10-31
CIK 1092839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,787,068 shares of Common Stock, $.001 par value per share, as of October 31, 2011.

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Dune Energy, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$21,696,026	$23,670,192
Restricted cash	—	$15,753,441
Accounts receivable	6,745,941	9,862,849
Prepayments and other current assets	3,727,934	2,542,624

Total current assets	32,169,901	51,829,106

Oil and gas properties, using successful efforts accounting—proved	531,907,171	526,760,643
Less accumulated depreciation, depletion, amortization and impairment	(305,047,545)	(294,566,739)

Net oil and gas properties	226,859,626	232,193,904

Property and equipment, net of accumulated depreciation of $3,111,446 and $2,817,158	276,590	527,357
Deferred financing costs, net of accumulated amortization of $1,896,395 and $1,456,592	346,284	786,087
Other assets	11,517,946	12,049,829

	12,140,820	13,363,273

TOTAL ASSETS	$271,170,347	$297,386,283

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,103,272	$6,953,863
Accrued liabilities	20,632,740	13,367,402
Current maturities of long-term debt (see Note 3)	337,632,131	—
Preferred stock dividend payable	1,597,000	2,206,000
Other current liabilities	—	1,395,237

Total current liabilities	363,965,143	23,922,502
Long-term debt, net of current maturities (see Note 3)	—	335,218,690
Other long-term liabilities	12,889,249	12,548,062

Total liabilities	376,854,392	371,689,254

Commitments and contingencies	—	—
Redeemable convertible preferred stock, net of discount of $3,172,203 and $4,964,014, liquidation preference of $1,000 per share, 750,000 shares designated, 159,735 and 207,912 shares issued and outstanding	156,562,797	202,947,986
STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 1,000,000 shares authorized, 250,000 shares undesignated, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 48,937,830 and 41,912,723 shares issued	48,938	41,912
Treasury stock, at cost (150,762 and 128,388 shares)	(68,357)	(62,920)
Additional paid-in capital	128,487,108	81,040,691
Accumulated deficit	(390,714,531)	(358,270,640)

Total stockholders’ deficit	(262,246,842)	(277,250,957)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$271,170,347	$297,386,283

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues	$15,106,459	$15,600,205	$48,415,854	$48,521,721

Operating expenses:
Lease operating expense	6,144,112	5,259,215	20,098,475	19,478,783
Exploration expense	864,011	—	6,047,841	—
Accretion of asset retirement obligation	329,379	456,101	988,137	1,376,250
Depletion, depreciation and amortization	5,517,089	7,534,943	17,062,122	21,935,896
General and administrative expense	2,367,095	2,382,323	6,532,214	8,731,220
Impairment of oil and gas properties	—	—	—	16,071,871

Total operating expense	15,221,686	15,632,582	50,728,789	67,594,020

Operating loss	(115,227)	(32,377)	(2,312,935)	(19,072,299)

Other income (expense):
Interest income	4,183	—	40,632	612
Interest expense	(10,127,742)	(9,063,778)	(30,171,588)	(27,174,230)
Gain on derivative liabilities	—	63,877	—	1,759,141

Total other income (expense)	10,123,559)	(8,999,901)	(30,130,956)	(25,414,477)

Loss on continuing operations	(10,238,786)	(9,032,278)	(32,443,891)	(44,486,776)
Loss on discontinued operations	—	(63,528)	—	(3,473,657)

Net loss	(10,238,786)	(9,095,806)	(32,443,891)	(47,960,433)
Preferred stock dividend	(5,316,442)	(6,504,810)	(15,293,811)	(19,376,286)

Net loss available to common shareholders	$(15,555,228)	$(15,600,616)	$(47,737,702)	$(67,336,719)

Net loss per share:
Basic and diluted from continuing operations	$(0.32)	$(0.39)	$(0.99)	$(1.58)
Basic and diluted from discontinued operations	—	—	—	(0.09)

Total basic and diluted	$(0.32)	$(0.39)	$(0.99)	$(1.67)

Weighted average shares outstanding:
Basic and diluted	48,945,500	40,365,873	48,164,172	40,327,091

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,443,891)	$(47,960,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on discontinued operations	—	3,473,657
Depletion, depreciation and amortization	17,062,122	21,935,896
Impairment of oil and gas properties	—	16,071,871
Amortization of deferred financing costs and debt discount	2,878,924	3,026,141
Stock-based compensation	459,254	1,477,410
Accretion of asset retirement obligation	988,137	1,376,250
Gain on derivative liabilities	—	(1,651,797)
Changes in:
Accounts receivable	3,111,471	5,130,533
Prepayments and other assets	(1,185,310)	2,064,927
Payments made to settle asset retirement obligations	(646,950)	(218,481)
Accounts payable and accrued liabilities	4,414,747	(5,025,218)

NET CASH USED IN CONTINUED OPERATIONS	(5,361,496)	(299,244)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	2,857,240

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,361,496)	2,557,996

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved and unproved properties	(11,384,325)	(6,746,352)
Decrease in restricted cash	15,740,247	—
Purchase of furniture and fixtures	(92,752)	(13,704)
Decrease in other assets	545,077	338,980

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES—CONTINUED OPERATIONS	4,808,247	(6,421,076)
NET CASH PROVIDED BY INVESTING ACTIVITIES—DISCONTINUED OPERATIONS	—	29,347,980

NET CASH PROVIDED BY INVESTING ACTIVITIES	4,808,247	22,926,904

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt	—	6,000,000
Increase in loan costs	—	(1,133,662)
Payments on short-term debt	(1,420,917)	(31,579,308)

NET CASH USED IN FINANCING ACTIVITIES	(1,420,917)	(26,712,970)

NET CHANGE IN CASH BALANCE	(1,974,166)	(1,228,070)
Cash balance at beginning of period	23,670,192	15,053,571

Cash balance at end of period	$21,696,026	$13,825,501

SUPPLEMENTAL DISCLOSURES
Interest paid	$19,334,652	$16,327,192
Income taxes paid	—	—
NON-CASH DISCLOSURES
Common stock issued for conversion of preferred stock	$62,288,000	$2,448,000
Redeemable convertible preferred stock dividends	13,502,000	17,692,739
Accretion of discount on preferred stock	1,791,811	1,683,547

See notes to consolidated financial statements.

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Dune Energy, Inc., a Delaware corporation (“Dune” or the “Company”), is an independent energy company that was formed in 1998. Since May 2004, we have been engaged in the exploration, development, exploitation and production of oil and natural gas. Dune sells its oil and gas production primarily to domestic pipelines and refineries. Its operations are presently focused in the states of Texas and Louisiana.

Dune prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles in the United States. However, Dune has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first nine months of 2011. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2010. The income statement for the nine months ended September 30, 2011 cannot necessarily be used to project results for the full year.

Discontinued operations

On June 30, 2010, the Company closed the sale of its South Florence Properties located in Vermilion Parish, Louisiana. In accordance with FASB ASC 360-10—Accounting for the Impairment or Disposal of Long-lived Assets, the results of operations of this divestiture have been reflected as discontinued operations. See Note 8 for additional information regarding discontinued operations.

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

NOTE 2—LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming Dune will continue as a going concern. At September 30, 2011, Dune’s cash balance was $21.7 million while the Company also registered a net loss available to common shareholders of $47.7 million for the first nine months of fiscal year 2011. In addition, as of September 30, 2011, Dune has negative working capital of $331.8 million resulting from the $40 million term loan facility and $297.6 million senior secured notes being classified as current liabilities with maturity dates of March 15, 2012 and June 1, 2012, respectively. Management is and will continue to strive to raise additional capital and/or restructure its debt obligations prior to their due dates. However, should these efforts prove unsuccessful, Dune’s ability to continue to operate as a going concern in 2012 would be substantially in doubt. See Note 10 for a discussion of the Company’s restructuring plan.

NOTE 3—DEBT FINANCING

Long-term debt consists of:

	September 30, 2011	December 31, 2010
Term Loan	$39,974,320	$40,000,000
Senior Secured Notes, net of discount of $2,342,189 and $4,781,310	297,657,811	295,218,690

Total long-term debt	337,632,131	335,218,690
Less: current maturities	(337,632,131)	—

Long-term debt, net of current maturities	$—	$335,218,690

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

In connection with entering into the Credit Agreement on December 7, 2010, standby letters of credit totaling $8.5 million were taken down as the Company cash collateralized these obligations through a bonding agent and has reduced the obligation to $8 million at September 30, 2011.

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

On June 1, 2011, in connection with the liquidation of the escrow balance of $15.7 million established for the June 2011 bond interest payment on the Senior Secured Notes, the Company applied the remaining escrow balance of $25,680 to the term loan facility reducing the balance to $39,974,320 at September 30, 2011. Additionally, a 10% prepayment premium of $2,568 was made in accordance with the terms of the agreement.

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

The Senior Secured Notes are subject to redemption by Dune, at a repurchase price equal to 100% of the aggregate principal amount plus accrued interest. Holders of the Senior Secured Notes may put such notes to the Company for repurchase, at a repurchase price of 101% of the principal amount plus accrued interest, upon a change in control as defined in the Indenture.

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

The debt discount is being amortized over the life of the notes using the effective interest method. Amortization expense associated with the debt discount amounted to $876,594 and $2,439,121 and is included in interest expense in the consolidated statements of operations for the three and nine months ended September 30, 2011, respectively.

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

The conversion price of the preferred stock is subject to adjustment pursuant to customary anti-dilution provisions and may also be adjusted upon the occurrence of a fundamental change as defined in the Certificate of Designations. The preferred stock is redeemable at the option of the holder on December 1, 2012 and subject to the terms of any of the Company’s indebtedness or upon a change of control. In the event Dune fails to redeem shares of preferred stock “put” to Dune by a holder, then the conversion price shall be lowered and the dividend rate increased. After December 1, 2012, Dune may redeem shares of preferred stock. The Company analyzed the adjustment of the conversion right for derivative accounting under FASB ASC 815—Derivatives and Hedges and determined that it was not applicable.

The preferred stock discount is deemed a preferred stock dividend and is being amortized over five years using the effective interest method and is charged to additional paid-in capital as the Company has a deficit balance in retained earnings. Charges to additional paid-in capital for the three and nine months ended September 30, 2011 amounted to $617,442 and $1,791,811, respectively.

During the nine months ended September 30, 2011, holders of 62,288 shares of the preferred stock converted their shares into 7,118,641 shares of common stock.

During the nine months ended September 30, 2011 and 2010, Dune paid dividends on the preferred stock in the amount of $14,111,000 and $17,660,000, respectively. In lieu of cash, the Company elected to issue 14,111 and 17,660 additional shares of preferred stock, respectively.

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

For the three and nine months ended September 30, 2010, Dune recorded a gain on the derivatives of $63,877 and $1,759,141, composed of an unrealized gain (loss) on changes in mark-to-market valuations of ($97,433) and $1,651,797 and a realized gain on cash settlements of $161,310 and $107,344, respectively.

NOTE 6—RESTRICTED STOCK, STOCK OPTIONS AND WARRANTS

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors and consultants. Total stock-based compensation expense including options, warrants and restricted stock was $93,763 and $459,254 for the three and nine months ended September 30, 2011 and $307,413 and $1,447,410 for the three and nine months ended September 30, 2010, respectively.

The 2007 Stock Incentive Plan, which was approved by Dune’s shareholders, authorizes the issuance of up to 3,200,000 shares of common stock for issuance to employees, officers and non-employee directors. The Plan is administered by Dune’s Compensation Committee. The following table reflects the vesting activity associated with restricted stock awards at September 30, 2011:

Grant Date	Shares Awarded	Shares Canceled	Shares Vested	Shares Unvested
December 17, 2007	248,591	(71,471)	(177,120)	—
March 13, 2008	105,412	—	(105,412)	—
August 1, 2008	622,700	(111,429)	(511,271)	—
October 1, 2009	450,000	—	(100,499)	349,501
December 31, 2009	573,780	(143,333)	(163,921)	266,526
November 11, 2010	938,900	(55,200)	—	883,700
December 30, 2010	4,445	—	(4,445)	—

	2,943,828	(381,433)	(1,062,668)	1,499,727

Common shares available to be awarded at September 30, 2011 are as follows:

Total shares authorized	3,200,000
Total shares issued	(2,943,828)
Total shares canceled	381,433

Total shares available	637,605

NOTE 7—INCOME TAXES

Dune is in a position of cumulative reporting losses for the current and preceding reporting periods. The volatility of energy prices and uncertainty of when energy prices may rebound is not readily determinable by management. At this date, this general fact pattern does not allow the Company to project sufficient sources of future taxable income to offset tax loss carryforwards and net deferred tax assets. Under these current circumstances, it is management’s opinion that the realization of these tax attributes does not reach the “more likely than not criteria” under FASB ASC 740—Income Taxes. As a result, the Company’s taxes through September 30, 2011 are subject to a full valuation allowance.

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

Pursuant to accounting rules for discontinuing operations, Dune has classified 2010 and prior reporting periods to present the activity related to the South Florence Properties as a discontinued operation. Discontinued operations for the three and nine months ended September 30, 2010 are summarized as follows:

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Revenues	—	$4,372,648

Costs and expenses:
Lease operating expense	(125)	1,329,475
Depletion, depreciation and amortization	—	1,502,433
Impairment on asset	63,653	5,014,397

Total operating expense	63,528	7,846,305

Loss from discontinued operations	$(63,528)	$(3,473,657)

Production:
Oil (Bbl)	—	38,474
Gas (Mcf)	—	254,537
Total (Mcfe)	—	485,381

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

In connection with the acquisition of Goldking, the Company inherited an environmental contingency which after conducting its due diligence and subsequent testing believes is the responsibility of a third party. However, federal and state regulators have determined Dune is the responsible party for clean up of this area. Dune has maintained a passive maintenance of this site since it was first discovered after Hurricane Katrina. Cost to date of approximately $1,200,000 has been covered by the Company’s insurance minus the standard deductibles. The Company still feels another party has the primary responsibility for this occurrence but is committed to working with the various state and federal authorities on resolution of this issue. At this time no estimate of the final cost of remediation of this site can be determined or if the Company’s insurance will continue to cover the clean up costs or if the Company can be successful in proving the other party should be primarily responsible for the cost of remediation.

NOTE 10—SUBSEQUENT EVENT

On October 7, 2011, the Company announced that it has entered into a restructuring plan support agreement with noteholders (the “supporting noteholders”) who together hold approximately 90% of the aggregate principal amount of Dune’s outstanding 10- 1/2% Senior Secured Notes due 2012 (the “notes”) as well as similar restructuring plan support agreement with a holder (the “supporting preferred stockholder”) of approximately

64% of Dune’s issued and outstanding 10% Senior Redeemable Convertible Preferred Stock (the “preferred stock”). Pursuant to the support agreement, which sets forth the terms of Dune’s capital restructuring plan, Dune intends to seek to eliminate all of the notes and the related cash interest expense, through consummation of an exchange offer to acquire all of the notes in exchange for a combination of Dune equity securities and either cash or new debt securities in an aggregate amount of $50 million (if the offer is fully subscribed). If fully subscribed,

the exchange offer would result in the ownership of 97.25% of Dune’s common stock on a post-restructuring basis by the noteholders. The support agreements also contemplate conversion of all of the outstanding preferred stock into $4.0 million in cash and 1.5% of Dune’s common stock on a post-restructuring basis. In addition, the contemplated restructuring would result in Dune’s current common stockholders holding 1.25% of Dune’s common stock on a post-restructuring basis. Dune plans to launch this out-of-court exchange offer in the first half of November, 2011.

As an alternative to the out-of-court exchange offer, Dune has also agreed in the support agreements to solicit consents from its noteholders to approve a prepackaged plan of reorganization in a bankruptcy proceeding

(the “prepackaged plan”). In the event certain conditions to the exchange offer are not satisfied, Dune intends to pursue the prepackaged plan. If confirmed, the prepackaged plan would have principally the same effect as if

100% of the noteholders had tendered their notes in the exchange offer. If all conditions to consummating the exchange offer are satisfied, Dune will cease seeking support for the prepackaged plan.

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

Liquidity and Capital Resources

During the first nine months of 2011 compared to the first nine months of 2010, net cash flow used in continuing operations declined by $5.0 million to ($5.4) million. This decline was primarily attributable to the Company’s decision to expense $6.0 million of costs associated with an exploratory well.

Our current assets were $32.2 million on September 30, 2011. Cash on hand comprised approximately $21.7 million of this amount. This compared to cash on hand of $23.7 million at the end of the calendar year 2010 and $13.8 million at the end of the third quarter of 2010. Accounts payable have decreased from $7.0 million at year end 2010 to $4.1 million at September 30, 2011. Accounts payable were $4.0 million at September 30, 2010.

The financial statements continue to reflect a modest but ongoing drilling and facilities upgrade program which amounted to $17.4 million during the first nine months of 2011. The increased spending reflects drilling activity at the S and Deep Salt prospects in Garden Island Bay. We expect to spend approximately $4.8 million during the final three months of 2011 on continuing development and exploitation of our asset base. This would represent a $13.5 million increase over our almost $8.7 million of capital investment in 2010. However, the exact amount will depend upon individual well performance results, cash flow and, where applicable, partners negotiations on the timing of drilling obligations.

During the fourth quarter of 2010, Dune replaced its $40 million revolving credit facility from Wells Fargo Foothill with a new $40 million term loan facility from Wayzata. The new facility matures on March 15, 2012 and provides for Wells Fargo Foothill to remain as agent for the facility. The Company has received all of the funds associated with the facility and has placed $8.0 million in escrow to cash collateralize standby letters of credit. The Company is deploying the remaining funds from the term loan and available cash flow from operations to cover anticipated drilling and recompletion projects in 2011. Additionally, all hedging contracts were settled in 2010 and the Company no longer hedges its oil and gas production.

Semi-annual interest of $15.75 million on our 10 1/2% Senior Secured Notes due 2012 was paid on June 1, 2011 and is due on December 1 and June 1 thereafter. The principal on the Senior Secured Notes is not due until June 1, 2012.

Shares of our Senior Redeemable Convertible Preferred Stock are not redeemable until the later of December 1, 2012 or the repayment in full of all senior secured debt or upon a change in control. Dividends are payable quarterly with the Company having the option of paying any dividend on the preferred stock in shares of common stock, shares of preferred stock or cash, subject to certain restrictions in the Credit Agreement.

As noted in Note 2 to the Consolidated Financial Statements, our current liabilities exceed our current assets by $331.8 million. This is the result the movement into the current maturity category of our $40 million term loan facility due March 15, 2012 and $297.7 million of Senior Secured Notes due June 1, 2012. If the Company is unable to obtain financing from third parties or otherwise restructure its debt obligations prior to maturity, our ability to fund operations and execute our business plan will be impaired. Consequently, the Company’s ability to continue to operate as a going concern in 2012 would be doubtful. There is no assurance that we can raise additional capital from external sources or restructure our long-term obligations, the failure of which could cause us to consider other strategic solutions including, among other things, the sale of key assets and/ or the material curtailment of operations.

On October 7, 2011, the Company announced that it has entered into a restructuring plan support agreement with noteholders (the “supporting noteholders”) who together hold approximately 90% of the aggregate principal amount of Dune’s outstanding 10-1/2% Senior Secured Notes due 2012 (the “notes”) as well as similar restructuring plan support agreement with a holder (the “supporting preferred stockholder”) of approximately 64% of Dune’s issued and outstanding 10% Senior Redeemable Convertible Preferred Stock (the “preferred stock”). Pursuant to the support agreement, which sets forth the terms of Dune’s capital restructuring plan, Dune intends to seek to eliminate all of the notes and the related cash interest expense, through consummation of an exchange offer to acquire all of the notes in exchange for a combination of Dune equity securities and either cash or new debt securities in an aggregate amount of $50 million (if the offer is fully subscribed). If fully subscribed, the exchange offer would result in the ownership of 97.25% of Dune’s common stock on a post-restructuring basis by the noteholders. The support agreements also contemplate conversion of all of the outstanding preferred stock into $4.0 million in cash and 1.5% of Dune’s common stock on a post-restructuring basis. In addition, the contemplated restructuring would result in Dune’s current common stockholders holding 1.25% of Dune’s common stock on a post-restructuring basis. Dune plans to launch this out-of-court exchange offer in the first half of November, 2011.

As an alternative to the out-of-court exchange offer, Dune has also agreed in the support agreements to solicit consents from its noteholders to approve a prepackaged plan of reorganization in a bankruptcy proceeding (the “prepackaged plan”). In the event certain conditions to the exchange offer are not satisfied, Dune intends to pursue the prepackaged plan. If confirmed, the prepackaged plan would have principally the same effect as if 100% of the noteholders had tendered their notes in the exchange offer. If all conditions to consummating the exchange offer are satisfied, Dune will cease seeking support for the prepackaged plan.

Dune does not anticipate any business interruption in its operations during the restructuring process, regardless of whether the restructuring is completed out of court or in court. Under the proposed plan, Dune expects to continue its operations in the normal course. All vendors and suppliers will continue to be paid in full under normal terms in the ordinary course of business. The proposed plan contemplates a refinancing of Dune’s senior secured term loan and provides that all of Dune’s creditor classes (other than the notes), including general unsecured creditors, will be “unimpaired”—i.e., will be paid in full for all valid, outstanding claims upon consummation of the plan to the extent they have not been paid previously; however there can be no assurance that the treatment of creditors outlined above will not change significantly. Implementation of the transactions contemplated by the support agreements is dependent on a number of factors and approvals.

Pursuant to their support agreement, the supporting noteholders have agreed to, among other things, (1) support and use commercially reasonable efforts to complete the capital restructuring plan, including by tendering their notes into the exchange offer and voting in favor of the prepackaged plan; and (2) not exercise remedies or direct the trustee to exercise remedies under the indenture governing the notes for any default or event of default that has occurred or may occur thereunder. However, the support agreement may be terminated upon the occurrence or failure to occur of certain events generally related to progress towards consummation of the restructuring.

Results of Operations

Year-over-year production decreased from 5,584 Mmcfe for the first nine months of 2010 to 4,462 Mmcfe for the same nine month period of 2011. This decrease was caused by normal reservoir declines which were not offset by increased production due to the limited amount of capital reinvestment made during 2011.

The following table reflects the increase (decrease) in oil and gas sales revenue due to the changes in prices and volumes:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	% Change	2010	2011	% Change	2010
Oil production volume (Mbbls)	120	-19%	148	373	-16%	447
Oil sales revenue ($000)	$11,871	7%	$11,087	$37,777	12%	$33,843
Price per bbl	$98.93	31%	$74.92	$101.27	34%	$75.71
Increase (decrease) in oil sales revenue due to:
Change in production volume	$(2,098)			$(5,603)
Change in prices	2,882			9,537

Total increase in oil sales revenue	$784			$3,934

Gas production volume (Mmcf)	678	-27%	926	2,222	-23%	2,904
Gas sales revenue ($000)	$3,236	-28%	$4,513	$10,639	-28%	$14,679
Price per Mcf	$4.77	-2%	$4.87	$4.79	-5%	$5.05
Increase (decrease) in gas sales revenue due to:
Change in production volume	$(1,204)			$(3,444)
Change in prices	(73)			(596)

Total decrease in gas sales revenue	$(1,277)			$(4,040)

Total production volume (Mmcfe)	1,397	-23%	1,816	4,462	-20%	5,584
Total revenue ($000)	$15,106	-3%	$15,600	$48,416	-1%	$48,522
Price per Mcfe	$10.81	26%	$8.59	$10.85	25%	$8.69
Increase (decrease) in total revenue due to:
Change in production volume	$(3,599)			$(9,750)
Change in prices	3,105			9,644

Total decrease in total revenue	$(494)			$(106)

We recorded a net loss available to common shareholders for the three months ended September 30, 2011 of ($15.6 million) or ($0.32) basic and diluted loss per share compared to net loss available to common shareholders of ($15.6 million) or ($0.39) basic and diluted loss per share for the same quarter of 2010. For the nine months ended September 30, 2011, we recorded a net loss available to common shareholders of ($47.7 million) or ($0.99) basic and diluted loss per share compared to a net loss available to common shareholders of ($67.3 million) or ($1.67) basic and diluted loss per share for the same period of 2010.

Revenues

Revenues from continuing operations for the quarter ended September 30, 2011 totaled $15.1 million compared to $15.6 million for the quarter ended September 30, 2010 representing a $0.5 million decrease. Production volumes for 2011 were 120 Mbbls of oil and 0.7 Bcf of natural gas or 1.4 Bcfe. This compares to 148 Mbbls of oil and 0.9 Bcf of natural gas or 1.8 Bcfe. In 2011, the average sales price per barrel of oil was $98.93 and $4.77 per Mcf of natural gas as compared to $74.92 per barrel and $4.87 per Mcf, respectively for 2010. These results indicate that the slight decrease in revenue is primarily attributable to the reduction in production volumes of 0.4 Bcfe or 23% which were offset by increases in commodity prices of $2.22 per Mcfe or 26%.

Revenues from continuing operations for the nine months ended September 30, 2011 totaled $48.4 million compared to $48.5 million for the nine months ended September 30, 2010 representing a $0.1 million decrease. Production volumes for 2011 were 373 Mbbls of oil and 2.2 Bcf of natural gas or 4.5 Bcfe. This compares to 447 Mbbls of oil and 2.9 Bcf of natural gas or 5.6 Bcfe. In 2011, the average sales price per barrel of oil was $101.27 and $4.79 per Mcf of natural gas as compared to $75.71 per barrel and $5.05 per Mcf, respectively for 2010. These results indicate that the slight decrease in revenue was primarily attributable to the reduction in production volumes of 1.1 Bcfe or 20% which were offset by increases in commodity prices of $2.16 per Mcfe or 25%.

Operating expenses

Lease operating expense

The following table presents the major components of Dune’s lease operating expense (in thousands) for the three and nine months ended September 30, 2011 and 2010 on a Mcfe basis:

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
	Total	Per Mcfe	Total	Per Mcfe	Total	Per Mcfe	Total	Per Mcfe
Direct operating expense	$4,249	$3.04	$4,231	$2.33	$13,921	$3.12	$14,202	$2.54
Workovers	139	$0.10	692	$0.38	800	$0.18	1,202	$0.22
Ad valorem taxes	243	$0.17	304	$0.17	723	$0.16	891	$0.16
Production taxes	1,183	$0.85	(258)	$(0.14)	3,767	$0.84	2,013	$0.36
Transportation	330	$0.24	290	$0.16	887	$0.20	1,171	$0.21

	$6,144	$4.40	$5,259	$2.90	$20,098	$4.50	$19,479	$3.49

Lease operating expense from continuing operations for the quarter ended September 30, 2011 totaled $6.1 million versus $5.3 million for the same period of 2010. This translated into an increase of $1.50/Mcfe on a volume basis. The overall increase in lease operating expense between periods reflects the impact of the 2010 recoupment of production taxes resulting from drilling incentives that were not available in 2011.

Lease operating expense from continuing operations for the nine months ended September 30, 2011 totaled $20.1 million versus $19.5 million for the same period of 2010. This translated into an increase of $1.01/Mcfe on a volume basis. This overall increase in lease operating expense between periods reflects the impact of the 2010 recoupment of production taxes resulting from drilling incentives that were not available in 2011.

Exploration expense

In the first nine months of 2011, the Company, as party to a joint venture, drilled an exploratory well. Although the Company will continue to evaluate future options associated with the well, it has determined that the costs incurred should be expensed. Consequently, $0.9 million was expensed in the third quarter of 2011 and $6.0 million in the first nine months of 2011.

Accretion of asset retirement obligation

Accretion expense for asset retirement obligations decreased by $0.1 million for the quarter ended September 30, 2011 compared to the same period in 2010. Similarly, accretion expense for the nine month period ended September 30, 2011 reflected a $0.4 million decrease from the comparable period of 2010. This decrease is the result of reevaluating abandonment costs at year end.

Depletion, depreciation and amortization (DD&A)

For the quarter ended September 30, 2011, the Company recorded DD&A expense of $5.5 million ($3.95/Mcfe) compared to $7.5 million ($4.15/Mcfe) for the quarter ended September 30, 2010 representing a decrease of $2.0 million ($0.20/Mcfe). Additionally, for the nine months ended September 30, 2011, the Company recorded DD&A expense of $17.0 million ($3.82/Mcfe) compared to $21.9 million ($3.93/Mcfe) for the nine months ended September 30, 2010 representing a decrease of $4.9 million ($0.11/Mcfe). This decrease reflects the impact of a 20% reduction in production volumes that directly impacts the DD&A calculation.

General and administrative expense (G&A expense)

G&A expense for the quarter ended September 30, 2011 remained constant at $2.4 million compared to the comparable quarter of 2010. Similarly, cash G&A of $2.3 million did not fluctuate significantly from the comparable quarter of 2010. These results reflect the Company’s ongoing efforts to control costs.

For the nine months ended September 30, 2011 and 2010, G&A expense decreased $2.2 million (25%) to $6.5 million. Cash G&A expense for the first nine months of the year declined $1.2 million (16%) to $6.1 million. Again, this decrease reflects the Company’s efforts to control costs.

On a unit of production basis, G&A increased from $1.31/Mcfe for the quarter ended September 30, 2010 to $1.69/Mcfe for the same period of 2011. For the nine month period ended September 30, 2010, G&A fell from $1.56/Mcfe to $1.46/Mcfe for the same period of 2011.

Impairment of oil and gas properties

Dune recorded an impairment of oil and gas properties of $16.1 million during the nine months ended September 30, 2010. This amount consisted of expired leasehold costs of $5.3 million and drilling costs of $10.8 million on a well which was not completed.

Other income (expense)

Interest income

Interest income for the quarter ended September 30, 2011 was slightly higher than the comparable 2010 quarter. Interest income for the nine months ended September 30, 2011 was $0.04 million more than the comparable 2010 period. This was the result of higher cash balances held in escrow associated with the Credit Agreement.

Interest expense

As a result of the higher interest rate applicable to the Credit Agreement, interest expense for the quarter ended September 30, 2011 was $10.1 million compared to $9.1 million in the comparable quarter ended 2010. Additionally, interest expense for the nine months ended September 30, 2011 amounted to $30.2 million compared to $27.2 million in the comparable period of 2010.

Gain on derivative liabilities

For the quarter ended September 30, 2010, the Company incurred a gain on derivatives of $0.06 million composed of an unrealized loss of ($0.1) million due to the change in the mark-to-market valuation and a realized gain of $0.16 million for cash settlements.

For the nine months ended June 30, 2010, the Company incurred a gain on derivatives of $1.8 million composed of an unrealized gain of $1.7 million due to the change in mark-to-market valuation and a realized gain of $0.1 million for cash settlements.

In connection with entering into the Credit Agreement in December 2010, all hedging requirements were eliminated and all hedge balances were settled.

Net loss available to common shareholders

For the quarter ended September 30, 2011, net loss available to common shareholders decreased $0.04 million from the comparable quarter of 2010. This slight decrease reflects the impact of several different factors with no one item having a significant change between the quarters.

For the nine months ended September 30, 2011, net loss available to common shareholders decreased $19.6 million from the comparable 2010 period. This decrease is primarily the result of the ($16.1) million impairment of oil and gas properties incurred in 2010.

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

At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures are effective.

During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DUNE ENERGY, INC.

Date: October 31, 2011	By:	/s/ JAMES A. WATT
	Name:	James A. Watt
	Title:	President and Chief Executive Officer

Date: October 31, 2011	By:	/s/ FRANK T. SMITH, JR.
	Name:	Frank T. Smith, Jr.
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1	Amended and restated Certificate of Incorporation of IP Factory, Inc. (1)

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 7, 2003 (2)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated May 5, 2004 (3)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated June 12, 2007 (4)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 14, 2007 (5)

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 1, 2009 (6)

3.2	Amended and Restated By-Laws of Dune Energy, Inc. (7)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference to Exhibit No. 3.1 to Form 10-KSB filed by Dune Energy, Inc. (Commission File No. 000-27897) on November 14, 2003.
(2)	Incorporated by reference to Exhibit No. 3.1.1 to Form 10-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on March 3, 2011.
(3)	Incorporation by reference to Exhibit No. 3.1 to Form 10-Q filed by Dune Energy, Inc. (Commission File No. 001-32497) for the quarterly period ended March 31, 2007.
(4)	Incorporated by reference to Exhibit No. 3.1.3 to Form 10-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on March 3, 2011.
(5)	Incorporated by reference to Exhibit No. 3.1.4 to Form 10-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on March 3, 2011.
(6)	Incorporated by reference to Exhibit No. 3.1.2 to Form 8-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on December 1, 2009.
(7)	Incorporated by reference to Exhibit No. 3.1 to Form 8-K filed by Dune Energy, Inc. (Commission File No. 001-32497) on July 12, 2010.