Form 10-Q
period 2012-03-31
DUNE ENERGY INC
filed 2012-05-03
CIK 1092839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file number 000-27897

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the ExchangeAct.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,411,109 shares of Common Stock, $.001 par value per share, as of May 3, 2012.

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Dune Energy, Inc.

Consolidated Balance Sheets

(Unaudited)

	Successor
	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$16,230,297	$20,393,672
Restricted cash	—	17,184
Accounts receivable	8,065,990	8,107,009
Prepayments and other current assets	2,324,924	2,556,373

Total current assets	26,621,211	31,074,238

Oil and gas properties, using successful efforts accounting—proved	221,778,549	210,199,348
Less accumulated depreciation, depletion and amortization	(4,224,292)	—

Net oil and gas properties	217,554,257	210,199,348

Property and equipment, net of accumulated depreciation of $61,369 and $-	238,013	230,074
Deferred financing costs, net of accumulated amortization of $197,837 and $19,449	2,774,302	2,915,229
Other assets	2,691,465	3,006,564

	5,703,780	6,151,867

TOTAL ASSETS	$249,879,248	$247,425,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,260,691	$6,759,073
Accrued liabilities	10,554,389	10,042,683
Current maturities on long-term debt (see note 3)	3,885,061	4,557,857

Total current liabilities	27,700,141	21,359,613
Long-term debt (see note 3)	86,832,348	88,503,991
Other long-term liabilities	13,286,939	12,630,676

Total liabilities	127,819,428	122,494,280

Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 1,000,000 shares authorized, 250,000 shares undesignated, no shares issued and outstanding	—	—
Common stock, $.001 par value, 4,200,000,000 shares authorized, 39,411,109 and 38,579,630 shares issued	39,411	38,580
Treasury stock, at cost (235 and 235 shares)	(552)	(552)
Additional paid-in capital	125,611,520	124,893,145
Accumulated deficit	(3,590,559)	—

Total stockholders' equity	122,059,820	124,931,173

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$249,879,248	$247,425,453

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Operations

(Unaudited)

	Successor	Predecessor
	Three months ended March 31,	Three months ended March 31,
	2012	2011
Revenues	$13,395,116	$17,419,664

Operating expenses:
Lease operating expense and production taxes	6,158,785	7,068,193
Accretion of asset retirement obligation	365,439	329,379
Depletion, depreciation and amortization	4,285,661	6,299,971
General and administrative expense	3,101,057	2,138,891
Loss on settlement of asset retirement obligation liability	423,922	—

Total operating expense	14,334,864	15,836,434

Operating income (loss)	(939,748)	1,583,230

Other income (expense):
Interest income	11,297	20,150
Interest expense	(2,369,686)	(9,944,127)
Loss on derivative liabilities	(292,422)	—

Total other income (expense)	(2,650,811)	(9,923,977)

Net loss	(3,590,559)	(8,340,747)
Preferred stock dividend	—	(4,898,323)

Net loss available to common stockholders	$(3,590,559)	$(13,239,070)

Net loss per share:
Basic and diluted	$(0.09)	$(28.30)
Weighted average shares outstanding:
Basic and diluted	38,826,328	467,891

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor
	Three months ended March 31,	Three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,590,559)	$(8,340,747)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	4,285,661	6,299,971
Amortization of deferred financing costs and debt discount	178,388	857,859
Stock-based compensation	653,294	180,183
Loss on settlement of asset retirement obligation liability	423,922	—
Accretion of asset retirement obligation	365,439	329,379
Loss on derivative liabilities	528,423	—
Changes in:
Accounts receivable	41,019	(1,499,345)
Prepayments and other assets	515,110	(422,337)
Payments made to settle asset retirement obligations	(945,182)	(10,773)
Accounts payable and accrued liabilities	5,719,226	14,658,798

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,174,741	12,052,988

CASH FLOWS FROM INVESTING ACTIVITIES
Cash investment in proved and unproved properties	(8,956,747)	(10,346,113)
Decrease (increase) in restricted cash	17,184	(18,646)
Purchase of furniture and fixtures	(69,308)	(43,552)
Decrease in other assets	315,099	595,077

NET CASH USED IN INVESTING ACTIVITIES	(8,693,772)	(9,813,234)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on short-term debt	(672,796)	(597,959)
Decrease in long-term debt issuance costs	28,452	—
Payments on long-term debt	(3,000,000)	—

NET CASH USED IN FINANCING ACTIVITIES	(3,644,344)	(597,959)

NET CHANGE IN CASH BALANCE	(4,163,375)	1,641,795
Cash balance at beginning of period	20,393,672	23,670,192

Cash balance at end of period	$16,230,297	$25,311,987

SUPPLEMENTAL DISCLOSURES
Interest paid	$539,949	$1,111,268
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Accrued interest converted to long-term debt	$1,328,357	$—
Non-cash investment in proved and unproved properties in accounts payable	2,622,454	—
Common stock issued for conversion of preferred stock	—	56,792,000
Redeemable convertible preferred stock dividends	—	4,321,000
Accretion of discount on preferred stock	—	577,323

See notes to consolidated financial statements.

DUNE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—FINANCIAL RESTRUCTURING

On December 22, 2011, Dune Energy, Inc., a Delaware corporation (“Dune” or the “Company”), completed its financial restructuring (the “Restructuring”), including the consummation of the exchange of $297,012,000 in aggregate principal amount of its 10.5% Senior Secured Notes due 2012 for:

•

an aggregate 2,485,516 shares of its newly issued common stock and 247,506 shares of a new series of preferred stock that have been converted into 35,021,098 shares of its newly issued common stock, which in the aggregate constituted approximately 97.2% of Dune’s common stock on a post-restructuring basis; and

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

The Restructuring was accounted for as a purchase and was effective December 22, 2011. However, due to the immateriality of the nine day activity period from December 23, 2011 through December 31, 2011, the Restructuring was treated for accounting purposes as effective December 31, 2011. The Restructuring resulted in a new basis of accounting reflecting estimated fair values for assets and liabilities at December 22, 2011. Accordingly, the financial statements for the periods subsequent to December 31, 2011 are expected to be presented on the Company’s new basis of accounting, while the results of operations for prior periods reflect the historical results of the predecessor company. Vertical lines are presented to separate the financial statements of the predecessor company and the successor company. The “Successor Company” refers to the period from December 31, 2011 and forward. The “Predecessor Company” refers to the period prior to December 31, 2011.

NOTE 2—ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Dune is an independent energy company that was formed in 1998. Since May 2004, we have been engaged in the exploration, development, exploitation and production of oil and natural gas. Dune sells its oil and gas production primarily to domestic pipelines and refineries. Its operations are presently focused in the states of Texas and Louisiana.

Dune prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles in the United States. However, Dune has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first three months of 2012. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The income statement for the three months ended March 31, 2012 cannot necessarily be used to project results for the full year.

Reclassifications and adjustments

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current period presentation. All historical share and per share data in the consolidated financial statements and notes thereto have been restated to give retroactive recognition of the 1-for-100 reverse stock split. See Note 4 for additional information regarding the reverse stock split.

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

NOTE 3—DEBT FINANCING

Long-term debt consists of:

	Successor Company
	March 31, 2012	December 31, 2011
Revolving credit loan	36,000,000	39,000,000
Insurance note payable	897,061	1,569,857
Floating Rate Senior Secured Notes due 2016	50,832,348	49,503,991
Senior Notes	2,988,000	2,988,000

Total long-term debt	90,717,409	93,061,848
Less: current maturities	(3,885,061)	(4,557,857)

Long-term debt, net of current maturities	$86,832,348	$88,503,991

Credit Agreement

On December 22, 2011, concurrent with our Restructuring, Wayzata assigned to Bank of Montreal its rights and obligations under our existing Credit Agreement pursuant to an agreement, by and among the Company and Dune Properties, Inc., as borrowers, Dune Operating Company, as guarantor, and Wells Fargo and Wayzata, as agents and lenders. In connection with such assignment, on December 22, 2011, the Company entered into the Amended and Restated Credit Agreement, dated as of December 22, 2011 (the “New Credit Agreement”), among the Company, as borrower, Bank of Montreal, as administrative agent, CIT Capital Securities LLC, as syndication agent, and the lenders party thereto (the “Lenders”).

The New Credit Agreement will mature on December 22, 2015. The Lenders have committed to provide up to $200 million of loans and up to $10 million of letters of credit, provided that the sum of the outstanding loans and the face amount of the outstanding letters of credit cannot exceed $200 million at any time and further provided that the availability of loans under the New Credit Agreement will be limited by a borrowing base (initially set at $63 million and reduced to $50 million as of May 1, 2012) as in effect from time to time, which is determined by the Lenders in their discretion based upon their evaluation of the Company’s oil and gas properties. The principal balance of the loans may be prepaid at any time, in whole or in part, without premium or penalty, except for losses incurred by the Lenders as a consequence of such prepayment. Amounts repaid under the New Credit Agreement may be reborrowed.

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

Borrowings under the New Credit Agreement equaled $46.7 million and $2 million of letters of credit as of December 22, 2011. Of this amount, $40.4 million was used to pay off the Credit Agreement principal and interest balance, $4 million was paid to cash settle the Senior Redeemable Convertible Preferred Stock and $2.3 million to pay loan fees. The Company has repaid $10.7 million yielding an outstanding balance of $36 million at March 31, 2012.

Restructuring of Senior Secured Notes

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

NOTE 4—REVERSE STOCK SPLIT

On December 22, 2011, the Company amended its certificate of incorporation to effect a 1-for-100 reverse stock split. The reverse stock split was effective on December 22, 2011. As a result of the reverse stock split, every one hundred shares of common stock of the Company that a stockholder owned prior to December 22, 2011 were converted into one share of common stock of the Company, thus reducing the number of outstanding shares of common stock from approximately 3.86 billion shares to 38.6 million shares as of the close of business on December 22, 2011. Following the reverse stock split, the Company continues to have 4.2 billion authorized shares of common stock. Notwithstanding the reverse stock split, each stockholder continued to hold the same percentage of the Company’s outstanding common stock immediately following the reverse stock split as was held immediately prior to the split, except for fractional shares. Fractional shares created as a result of the reverse stock split were rounded up to the nearest whole share.

NOTE 5—OIL AND GAS COMMODITY DERIVATIVES

In accordance with the requirements of the New Credit Agreement entered into in connection with the Restructuring, the Company entered into hedge agreements in January 2012. All derivative contracts are recorded at fair market value in accordance with FASB ASC 815 and ASC 820 and included in the consolidated balance sheets as assets or liabilities. The Company did not designate derivative instruments as accounting hedges and recognized gains or losses of the change in fair value of the hedge instruments in current earnings.

For the three months ended March 31, 2012, Dune recorded a loss on the derivatives of ($292,422), composed of an unrealized loss on changes in mark-to-market valuations of ($528,423) and a realized gain on cash settlements of $236,001.

DUNE ENERGY, INC.

Hedge Positions as of March 31, 2012

Crude Trade Details

Instr.	Beg. Date	Ending Date	Floor	Ceiling	Fixed	Total Bbls 2012	Bbl/d	Total Bbls 2013	Bbl/d	Total Bbls 2014	Bbl/d	Total Volumes
Collar	02/01/12	12/31/12	$94.00	$109.40		210,000	764	—	—	—	—	210,000
Collar	01/01/13	12/31/13	$92.00	$104.60		—	—	180,000	493	—	—	180,000
Collar	01/01/14	12/31/14	$90.00	$99.00		—	—	—	—	137,000	375	137,000

						210,000	764	180,000	493	137,000	375	527,000

					Days	275		365		365
			Hedged Daily Production			764		493		375

Natural Gas Trade Details
Instr.	Beg. Date	Ending Date	Floor	Ceiling	Fixed	Total Mmbtu 2012	Mmbtu/d	Total Mmbtu 2013	Mmbtu/d	Total Mmbtu 2014	Mmbtu/d	Total Volumes
Collar	02/01/12	12/31/12	$3.00	$3.55		1,031,000	3,749	—	—	—	—	1,031,000
Collar	01/01/13	12/31/13	$3.50	$4.42		—	—	877,000	2,403	—	—	877,000
Collar	01/01/14	12/31/14	$3.75	$5.01		—	—	—	—	619,000	1,696	619,000

						1,031,000	3,749	877,000	2,403	619,000	1,696	2,527,000

					Days	275		365		365
			Hedged Daily Production			3,749		2,403		1,696

NOTE 6—RESTRICTED STOCK, STOCK OPTIONS AND WARRANTS

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors and consultants. Total stock-based compensation expense including options, warrants and restricted stock was $653,294 and $180,183 for the three months ended March 31, 2012 and 2011, respectively.

Pursuant to a unanimous written consent dated March 5, 2012, the board of directors of the Company authorized the adoption of the Dune Energy, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) that became effective immediately. The 2012 Plan is administered by the Compensation Committee of Dune’s board of directors. Under the 2012 Plan, the Compensation Committee may grant any one or a combination of incentive options, non-qualified stock options, restricted stock, stock appreciation rights and phantom stock awards, as well as purchased stock, bonus stock and other performance awards. The aggregate number of shares of common stock that may be issued or transferred to grantees under the Plan cannot exceed 3,250,000 shares.

On March 5, 2012, the Board approved grants to non-employee directors of non-qualified options to purchase an aggregate of 600,000 shares. Such options vest over a two year period with one-third vesting immediately and the remaining two-thirds vesting ratably on the anniversary date in subsequent years. The options expire in five years and are exercisable at $3.41. The options were valued using the Black-Scholes model with the following assumptions: $3.41 quoted stock price; $3.41 exercise price; 125% volatility; 5 year estimated life; zero dividends; .47% discount rate. The fair value of the options amounted to $1,479,143 and are amortized in accordance with their vesting. The unamortized value of these options amounted to $945,005 at March 31, 2012. There is no intrinsic value associated with these options at March 31, 2012.

Pursuant to action by the Committee, on March 5, 2012 the Company issued a total of 831,500 shares of its common stock to its employees and officers. 495,700 shares vest ratably over a three year period with the initial vesting occurring March 5, 2013. The remaining 335,800 shares vest ratably over a three year period based upon the achievement of certain total stock return performance goals. These 335,800 shares were valued using the Monte-Carlo model. The fair value of the restricted stock grants is $2,599,234.

NOTE 7—INCOME TAXES

Dune is in a position of cumulative reporting losses for the current and preceding reporting periods. The volatility of energy prices and uncertainty of when energy prices may rebound is not readily determinable by management. At this date, this general fact pattern does not allow the Company to project sufficient sources of future taxable income to offset tax loss carry forwards and net deferred tax assets. Under these current circumstances, it is management’s opinion that the realization of these tax attributes does not reach the “more likely than not criteria” under FASB ASC 740—Income Taxes. As a result, the Company’s taxes through March 31, 2012 are subject to a full valuation allowance.

During 2011, the Company negotiated a workout of certain debt obligations and as a result, a change of control pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, occurred. Accordingly, the Company will be limited to utilizing a portion of the NOL’s to offset taxable income generated by the Company during the tax year ended December 31, 2011 and future years until the NOL’s are completely exhausted or expire unutilized. The amount of the limitation is estimated to be less than $1 million annually.

NOTE 8—FAIR VALUE MEASUREMENTS

Certain assets and liabilities are reported at fair value on a recurring basis in Dune’s Consolidated Balance Sheet. The following table summarizes the valuation of our investments and financial instruments by FASB ASC 820-10-05 pricing levels as of March 31, 2012:

	Fair Value Measurements
	at March 31, 2012 Using
	Level 1	Level 2	Level 3	Total
Oil and gas derivative assets	$—	$283,661	$—	$283,661
Oil and gas derivative liabilities	—	(812,084)	—	(812,084)

Total	$—	$(528,423)	$—	$(528,423)

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

In connection with the acquisition of Goldking, the Company inherited an environmental contingency, which after conducting its due diligence and subsequent testing, the Company believes is the responsibility of a third party. However, federal and state regulators have determined Dune is the responsible party for cleanup of this area. Dune has maintained a passive maintenance of this site since it was first discovered after Hurricane Katrina. Costs to date of approximately $1,300,000 have primarily been covered by the Company’s insurance minus the standard deductibles. The Company still believes another party has the primary responsibility for this occurrence but is committed to working with the various state and federal authorities on resolution of this issue. Plans for testing and analysis of various containment products and remediation procedures by third party consultants are being reviewed and will be presented to the federal and state authorities for consideration. The possible cost of an acceptable containment product, assuming potential remediation programs are viable and acceptable to all involved parties, may be as much as $2,500,000 to $3,000,000. At this time, it is not known if the Company’s insurance will continue to cover the cleanup costs or if the Company can be successful in proving another party should be primarily responsible for the cost of remediation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy and financial condition before we make any forward-looking statements but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, exploitation, development and acquisition expenditures as well as revenue, expense and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses and interest costs that we believe are reasonable based on currently available information.

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

Liquidity and Capital Resources

During the first three months of 2012 compared to the first three months of 2011, net cash flow provided by operations declined by $3.9 million to $8.2 million. This decrease was primarily attributable to a reduction in the use of accounts payable and accrued liabilities to fund operating activities.

Our current assets were $26.6 million on March 31, 2012. Cash on hand comprised approximately $16.2 million of this amount. This compared to $20.4 million in cash at the end of the calendar year 2011 and $25.3 million at the end of the first quarter of 2011. Accounts payable have increased from $6.8 million at year end 2011 to $13.3 million at March 31, 2012. Accounts payable were $11.6 million at March 31, 2011.

The financial statements continue to reflect a modest but ongoing drilling and facilities upgrade program which amounted to $11.6 million during the first three months of 2012, up slightly from $10.3 million spent during the same period of 2011. The increased spending reflected continued drilling activity at Garden Island Bay. We expect to spend approximately $23.0 million net (including dry-hole costs) during the final nine months of 2012 on continuing development, exploitation and exploration associated with high potential opportunities within our asset base. This would represent a $10.2 million increase over our $24.4 million of capital investment and exploration costs in 2011. This capital forecast is anticipated to be reduced or increased depending on available cash flow and structure of deals associated with finding partners for some of the high potential exploratory projects around Garden Island Bay. Because we operate the majority of our properties, we can control the timing of many of our expenditures.

On December 22, 2011, Dune completed a financial restructuring (the “Restructuring”), including the consummation of the exchange of $297,012,000 in aggregate principal amount of its 10.5% Senior Secured Notes due 2012 for shares of its newly issued common stock and shares of a new series of preferred stock that have been converted into common stock, which in the aggregate constitute approximately 97.2% of Dune’s common stock on a post-restructuring basis; and approximately $49.5 million aggregate principal amount of newly issued Floating Rate Senior Secured Notes due 2016, or the New Notes. The notes exchanged in the exchange offer constituted 99% of Dune’s senior notes outstanding prior to closing of the restructuring. As a component of the restructuring, and with the requisite consent of such preferred stockholders, all of Dune’s 10% Senior Redeemable Convertible Preferred Stock was converted into $4 million in cash and shares of common stock constituting approximately 1.5% of Dune’s common stock on a post-restructuring basis. Completion of the restructuring resulted in Dune’s pre-restructuring common stockholders holding approximately 1.3% of Dune’s common stock on a post-restructuring basis. After the restructuring, percentage ownership of Dune’s common stock will continue to be subject to dilution through issuance of equity compensation pursuant to Dune’s equity compensation arrangements.

As part of its overall financial restructuring, Dune has entered into a new $200.0 million senior secured revolving credit facility pursuant to a credit agreement, dated as of December 22, 2011, by and among Dune, Bank of Montreal, CIT Capital Securities LLC and the lenders party thereto, or the New Credit Agreement, with an initial borrowing base limit of up to $63.0 million that was reduced to $50.0 million at May 1, 2012. At March 31, 2012, $36 million was borrowed under this facility.

In addition, as part of its restructuring, Dune implemented a 1-for-100 reverse stock split, which was effective on December 22, 2011. After the restructuring and the reverse stock split, there were approximately 38.6 million shares of Dune’s common stock outstanding. There were 39.4 million shares of common stock outstanding at March 31, 2012.

Our primary sources of liquidity are cash provided by operating activities, debt financing, sales of non-core properties and access to capital markets. We believe the strength of our current cash position and remaining availability under our borrowing arrangements put us in a favorable position to meet our financial obligations and ongoing capital programs in the current commodity price environment. The exact amount of capital spending for 2012 will depend upon individual well performance results, cash flow and, where applicable, partner negotiations on the timing of drilling operations. In addition, we expect to offer participations in our drilling program to industry partners over this time frame, thus potentially reducing our capital requirements. However, we have targeted an initial capital budget of approximately $32 million to $35 million (including dry-hole costs), primarily focused on our Garden Island Bay and Leeville field projects. The capital program will include several maintenance projects in addition to field exploitation within Garden Island Bay and Leeville.

Results of Operations

Year-over-year production decreased from1,661 Mmcfe for the first three months of 2011 to 1,373 Mmcfe for the same three month period of 2012. The Weiting #32 well in our Chocolate Bayou field was shut in for 17 days during the quarter for a workover and the Garden Island Bay field was shut in for 19 days due to lack of gas to support the gas lift system. These two events accounted for 144 Mmcfe of the decline in the first quarter. Production has been restored in both fields. The remaining decrease was caused by normal reservoir declines which were not offset by increased production due to the limited amount of capital reinvestment made during 2012.

The following table reflects the decrease in oil and gas sales revenue due to the changes in prices and volumes:

	Three months ended Ended March 31,
	2012	% Change	2011
Oil production volume (Mbbls)	99	-29%	140
Oil sales revenue ($000)	$10,963	-19%	$13,565
Price per Bbl	$110.73	14%	$96.89
Increase (decrease) in oil sales revenue due to:
Change in prices	$1,370
Change in production volume	(3,972)

Total decrease in oil sales revenue	$(2,602)

Gas production volume (Mmcf)	779	-5%	821
Gas sales revenue ($000)	$2,432	-37%	$3,854
Price per Mcf	$3.12	-33%	$4.69
Decrease in gas sales revenue due to:
Change in prices	$(1,225)
Change in production volume	(197)

Total decrease in gas sales revenue	$(1,422)

Total production volume (Mmcfe)	1,373	-17%	1,661
Total revenue ($000)	$13,395	-23%	$17,419
Price per Mcfe	$9.76	7%	$10.49
Decrease in revenue due to:
Change in prices	$(1,003)
Change in production volume	(3,021)

Total decrease in revenue	$(4,024)

We recorded a net loss available to common stockholders for the three months ended March 31, 2012 of ($3.6 million) or ($0.09) loss per share compared to net loss available to common stockholders of ($13.2 million) or ($28.30) loss per share for the same quarter of 2011. The decrease in loss of $9.6 million for the quarter is primarily a result of $7.5 million reduction in interest expense and $2.0 million decline in depreciation expense brought about by the restructuring described previously.

Revenues

Revenues for the quarter ended March 31, 2012 totaled $13.4 million compared to $17.4 million for the quarter ended March 31, 2011 representing a $4.0 million decrease. Production volumes for 2012 were 99 Mbbls of oil and 779 Mmcf of natural gas or 1,373 Mmcfe. This compares to 140 Mbbls of oil and 821 MMcf of natural gas or 1,661 Mmcfe for first quarter of 2011 representing a 17% decline in production volumes. During the first three months of 2012, the average sales price per barrel of oil was $110.73 while natural gas averaged $3.12 per Mcf over the same period. This compared to $96.89 per barrel and $4.69 per Mcf, respectively for the first three months of 2011. These results indicate that the decline in revenue is primarily attributable to the decrease in production and natural gas prices, which were partially mitigated by stronger oil prices during the first quarter of the year versus the same time frame in 2011.

Operating expenses

Lease operating expense

The following table presents the major components of Dune’s lease operating expense (in thousands) for the first quarter of 2012 and 2011 on a Mcfe basis:

	Three months ended March 31,
	2012		2011
	Total	Per Mcfe	Total	Per Mcfe
Direct operating expense	$4,352	$3.16	$4,512	$2.72
Workovers	124	0.09	649	0.39
Ad valorem taxes	275	0.20	237	0.14
Production taxes	1,054	0.77	1,390	0.84
Transportation	354	0.26	280	0.17

	$6,159	$4.48	$7,068	$4.26

Lease operating expense for the quarter ended March 31, 2012 totaled $6.2 million versus $7.1 million for the same period of 2011 representing a 13% reduction. However, as a result of reduced volumes, lease operating expense per Mcfe increased $0.22. The overall reduction in lease operating expense between periods reflects Dune’s continued efforts to reduce field operating expenses.

Accretion of asset retirement obligation

Accretion expense for asset retirement obligations increased by $0.04 million for the quarter ended March 31, 2012 compared to the comparable period in 2011. This small increase is the result of reevaluating abandonment costs at year end.

Depletion, depreciation and amortization (DD&A)

For the quarter ended March 31, 2012, the Company recorded DD&A expense of $4.3 million ($3.12/Mcfe) compared to $6.3 million ($3.80/Mcfe) for the quarter ended March 31, 2011.This decrease reflects the impact of the Restructuring on the DD&A calculation.

General and administrative expense (G&A expense)

G&A expense for the current quarter ended 2012 increased $1.0 million from the comparable 2011 quarter to $3.1 million. Cash G&A expense for 2012 increased $0.5 million from 2011 to $2.4 million. The increase represents the impact of employee and non-employee directors stock grants and options issued in the first quarter of 2012 which increased stock-based compensation $0.5 million. Additionally, professional fees resulting from the Restructuring increased $0.3 million.

On a unit of production basis, G&A increased from $1.29/Mcfe for the first quarter of 2011 to $2.25/Mcfe for the same period of 2012.

Loss on settlement of asset retirement obligation liability

A loss on the settlement of asset retirement obligations of $0.4 million was incurred in the first quarter of 2012. This amount results from accelerating plugging and abandonment costs that were anticipated to occur at a future date.

Other income (expense)

Interest income

Interest income for the quarter ended March 31, 2012 was $0.01 million less than the comparable 2011 quarter.

Interest expense

Interest expense for the quarter ended March 31, 2012 totaled $2.4 million compared to $9.9 million for the quarter ended March 31, 2011, representing a $7.5 million decrease. This decrease is a direct result of the Restructuring which occurred on December 22, 2011.

Loss on derivative liabilities

In accordance with the requirements of the New Credit agreement entered into in connection with the Restructuring, the Company entered into hedge agreements in the first quarter of 2012. During this period, the Company incurred a loss on derivatives of ($0.3) million composed of an unrealized loss of ($0.5) million due to changes in the mark-to-market valuation and a realized gain of $0.2 million for cash settlements.

Net loss available to common stockholders

For the first quarter ended March 31, 2012, net loss available to common stockholders decreased $9.6 million from the comparable quarter of 2011. This decrease is primarily a result of a $7.5 million reduction in interest expense and a $2.0 million decline in DD&A resulting from the Restructuring.

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

At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures are effective.

During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II PART II

OTHER INFORMATION

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-KSB (File No. 001-32497) for the year ended December 31, 2002).

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 7, 2003 (incorporated by reference to Exhibit 3.1.1 the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated May 5, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (File No. 001-32497) for the period ended March 31, 2007).

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated June 12, 2007 (incorporated by reference to Exhibit 3.1.3 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 14, 2007 (incorporated by reference to Exhibit 3.1.4 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 1, 2009 (incorporated by reference to Exhibit 3.1.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 1, 2009).

3.1.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 22, 2011 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 27, 2011).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on July 12, 2010).

10.1	Registration Rights Agreement, dated January 10, 2012 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on January 13, 2012).

10.2	Form of Indemnification Agreement (2012) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on January 30, 2012).

10.3	2012 Dune Energy, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on March 6, 2012).

10.4	Form of Dune Energy, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on March 6, 2012).

10.5	Form of Amendment to Dune Energy, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K (File No. 000-27897) filed on April 20, 2012).

10.6	Form of Dune Energy, Inc. 2012 Stock Incentive Plan Restricted Stock Agreement (Time Vesting) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on March 6, 2012).

10.7	Form of Dune Energy, Inc. 2012 Stock Incentive Plan Restricted Stock Agreement (Performance Vesting) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on March 6, 2012).

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNE ENERGY, INC.

Date: May 3, 2012	By:	/s/ JAMES A. WATT
	Name:	James A. Watt
	Title:	President and Chief Executive Officer

Date: May 3, 2012	By:	/s/ FRANK T. SMITH, JR.
	Name:	Frank T. Smith, Jr.
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-KSB (File No. 001-32497) for the year ended December 31, 2002).

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 7, 2003 (incorporated by reference to Exhibit 3.1.1 the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated May 5, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (File No. 001-32497) for the period ended March 31, 2007).

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated June 12, 2007 (incorporated by reference to Exhibit 3.1.3 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 14, 2007 (incorporated by reference to Exhibit 3.1.4 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 1, 2009 (incorporated by reference to Exhibit 3.1.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 1, 2009).

3.1.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 22, 2011 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 27, 2011).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on July 12, 2010).

10.1	Registration Rights Agreement, dated January 10, 2012 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on January 13, 2012).

10.2	Form of Indemnification Agreement (2012) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on January 30, 2012).

10.3	2012 Dune Energy, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on March 6, 2012).

10.4	Form of Dune Energy, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on March 6, 2012).

10.5	Form of Amendment to Dune Energy, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K (File No. 000-27897) filed on April 20, 2012).

10.6	Form of Dune Energy, Inc. 2012 Stock Incentive Plan Restricted Stock Agreement (Time Vesting) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on March 6, 2012).

10.7	Form of Dune Energy, Inc. 2012 Stock Incentive Plan Restricted Stock Agreement (Performance Vesting) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on March 6, 2012).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.