Form 10-Q
period 2012-06-30
DUNE ENERGY INC
filed 2012-08-01
CIK 1092839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,391,195 shares of Common Stock, $.001 par value per share, as of August 1, 2012.

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Dune Energy, Inc.

Consolidated Balance Sheets

(Unaudited)

	Successor
	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$8,892,165	$20,393,672
Restricted cash	—	17,184
Accounts receivable	6,560,961	8,107,009
Current derivative asset	1,411,646	—
Prepayments and other current assets	1,281,871	2,556,373

Total current assets	18,146,643	31,074,238

Oil and gas properties, using successful efforts accounting—proved	229,435,315	210,199,348
Less accumulated depreciation, depletion and amortization	(9,145,319)	—

Net oil and gas properties	220,289,996	210,199,348

Property and equipment, net of accumulated depreciation of $126,664 and $-	197,897	230,074
Deferred financing costs, net of accumulated amortization of $383,603 and $19,449	2,713,535	2,915,229
Noncurrent derivative asset	2,560,476	—
Other assets	2,691,595	3,006,564

	8,163,503	6,151,867

TOTAL ASSETS	$246,600,142	$247,425,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,505,829	$6,759,073
Accrued liabilities	9,890,341	10,042,683
Current maturities on long-term debt (see note 3)	224,265	4,557,857

Total current liabilities	22,620,435	21,359,613
Long-term debt (see note 3)	88,326,254	88,503,991
Other long-term liabilities	12,340,414	12,630,676

Total liabilities	123,287,103	122,494,280

Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 1,000,000 shares authorized, 250,000 shares undesignated, no shares issued and outstanding	—	—
Common stock, $.001 par value, 4,200,000,000 shares authorized, 39,391,430 and 38,579,630 shares issued	39,391	38,580
Treasury stock, at cost (235 and 235 shares)	(552)	(552)
Additional paid-in capital	125,986,471	124,893,145
Accumulated deficit	(2,712,271)	—

Total stockholders’ equity	123,313,039	124,931,173

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$246,600,142	$247,425,453

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Operations

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Revenues	$13,106,809	$15,889,731	$26,501,925	$33,309,395
Operating expenses:
Lease operating expense and production taxes	6,699,881	6,886,170	12,858,666	13,954,363
Accretion of asset retirement obligation	365,439	329,379	730,878	658,758
Depletion, depreciation and amortization	4,986,322	5,245,062	9,271,983	11,545,033
General and administrative expense	2,322,537	2,026,228	5,423,594	4,165,119
Loss on settlement of asset retirement obligation liability	465,024	—	888,946	—
Exploration expense	—	5,183,830	—	5,183,830

Total operating expense	14,839,203	19,670,669	29,174,067	35,507,103

Operating loss	(1,732,394)	(3,780,938)	(2,672,142)	(2,197,708)

Other income (expense):
Interest income	2,405	16,299	13,702	36,449
Interest expense	(2,411,781)	(10,099,719)	(4,781,467)	(20,043,846)
Gain on derivative instruments	5,020,058	—	4,727,636	—

Total other income (expense)	2,610,682	(10,083,420)	(40,129)	(20,007,397)

Net income (loss)	878,288	(13,864,358)	(2,712,271)	(22,205,105)
Preferred stock dividend	—	(5,079,046)	—	(9,977,369)

Net income (loss) available to common stockholders	$878,288	$(18,943,404)	$(2,712,271)	$(32,182,474)

Net income (loss) per share:
Basic and diluted	$0.02	$(388.67)	$(0.07)	$(673.74)
Weighted average shares outstanding:
Basic and diluted	39,402,243	48,739	39,114,285	47,767

See notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor
	Six months ended June 30, 2012	Six months ended June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,712,271)	$(22,205,105)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	9,271,983	11,545,033
Amortization of deferred financing costs and debt discount	364,154	1,855,729
Stock-based compensation	1,028,225	365,491
Loss on settlement of asset retirement obligation liability	888,946	—
Accretion of asset retirement obligation	730,878	658,758
Gain on derivative instruments	(3,972,122)	—
Changes in:
Accounts receivable	1,546,048	2,061,011
Prepayments and other assets	1,274,502	706,438
Payments made to settle asset retirement obligations	(1,910,086)	(523,941)
Accounts payable and accrued liabilities	6,902,054	(1,792,501)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	13,412,311	(7,329,087)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash investment in proved and unproved properties	(17,721,344)	(9,547,714)
Decrease (increase) in restricted cash	17,184	15,744,279
Purchase of furniture and fixtures	(94,487)	(81,283)
Decrease in other assets	314,969	595,077

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(17,483,678)	6,710,359

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on short-term debt	(4,333,592)	(1,221,598)
Increase in long-term debt issuance costs	(96,548)	—
Payments on long-term debt	(3,000,000)	—

NET CASH USED IN FINANCING ACTIVITIES	(7,430,140)	(1,221,598)

NET CHANGE IN CASH BALANCE	(11,501,507)	(1,840,326)
Cash balance at beginning of period	20,393,672	23,670,192

Cash balance at end of period	$8,892,165	$21,829,866

SUPPLEMENTAL DISCLOSURES
Interest paid	$1,415,771	$18,105,104
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Accrued interest converted to long-term debt	$2,822,263	$—
Non-cash investment in proved and unproved properties in accounts payable	1,514,623	—
Common stock issued for conversion of preferred stock		62,288,000
Redeemable convertible preferred stock dividends	—	8,803,000
Accretion of discount on preferred stock	—	1,174,369

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

Dune prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles in the United States. However, Dune has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first six months of 2012. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The income statement for the six months ended June 30, 2012 cannot necessarily be used to project results for the full year.

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

Loss per share

Basic earnings per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted average numbers of shares of common stock outstanding for the periods, including dilutive effects of stock options, warrants granted and convertible preferred stock. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. As there is no intrinsic value associated with the common stock equivalents, basic and diluted share computations yield the same results.

NOTE 3—DEBT FINANCING

Long-term debt consists of:

	Successor Company
	June 30, 2012	December 31, 2011
Revolving credit loan	36,000,000	39,000,000
Insurance note payable	224,265	1,569,857
Floating Rate Senior Secured Notes due 2016	52,326,254	49,503,991
Senior Notes	—	2,988,000

Total long-term debt	88,550,519	93,061,848
Less: current maturities	(224,265)	(4,557,857)

Long-term debt, net of current maturities	$88,326,254	$88,503,991

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

Borrowings under the New Credit Agreement equaled $46.7 million and $2 million of letters of credit as of December 22, 2011. Of this amount, $40.4 million was used to pay off the Credit Agreement principal and interest balance, $4 million was paid to cash settle the Senior Redeemable Convertible Preferred Stock and $2.3 million to pay loan fees. The Company has repaid $10.7 million yielding an outstanding balance of $36 million at June 30, 2012.

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

Interest on the New Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on March 15, 2012. Subject to applicable law, interest accrues on the New Notes at a variable rate per annum equal to 13% plus the greater of 1.5% and Three-Month LIBOR, determined as of two London banking days prior to the original issue date and reset quarterly on each interest payment date. Such interest consists of (a) a mandatory cash interest component (that shall accrue at a fixed rate of 3% per annum and be payable solely in cash) and (b) a component that shall accrue at a variable rate and be payable in either cash or by accretion of principal. As of June 30, 2012, the Company has elected to increase the aggregate principal amount of the New Notes by $2,822,263 in lieu of making cash quarterly interest payments.

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

The remaining Senior Notes balance of $2,988,000 was paid on June 1, 2012.

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

For the three and six months ended June 30, 2012, Dune recorded a gain on the derivatives of $5,020,058 and $4,727,636 composed of an unrealized gain on changes in mark-to-market valuations of $4,500,545 and $3,972,122 and a realized gain on cash settlements of $519,513 and $755,514, respectively.

DUNE ENERGY, INC.

Hedge Positions as of June 30, 2012

Crude Trade Details

Instr.	Beg. Date	Ending Date	Floor	Ceiling	Fixed	Total Bbls 2012	Bbl/d	Total Bbls 2013	Bbl/d	Total Bbls 2014	Bbl/d	Total Volumes
Collar	02/01/12	12/31/12	$94.00	$109.40		135,000	734	—	—	—	—	135,000
Collar	01/01/13	12/31/13	$92.00	$104.60		—	—	180,000	493	—	—	180,000
Collar	01/01/14	12/31/14	$90.00	$99.00		—	—	—	—	137,000	375	137,000

						135,000	734	180,000	493	137,000	375	452,000

					Days	184		365		365
Hedged Daily Production						734		493		375

Natural Gas Trade Details
Instr.	Beg. Date	Ending Date	Floor	Ceiling	Fixed	Total Mmbtu 2012	Mmbtu/d	Total Mmbtu 2013	Mmbtu/d	Total Mmbtu 2014	Mmbtu/d	Total Volumes
Collar	02/01/12	12/31/12	$3.00	$3.55		603,000	3,277	—	—	—	—	603,000
Collar	01/01/13	12/31/13	$3.50	$4.42		—	—	877,000	2,403	—	—	877,000
Collar	01/01/14	12/31/14	$3.75	$5.01		—	—	—	—	619,000	1,696	619,000

						603,000	3,277	877,000	2,403	619,000	1,696	2,099,000

					Days	184		365		365
Hedged Daily Production						3,277		2,403		1,696

NOTE 6—RESTRICTED STOCK, STOCK OPTIONS AND WARRANTS

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors and consultants. Total stock-based compensation expense including options, warrants and restricted stock was $374,931 and $1,028,225 for the three and six months ended June 30, 2012 and $185,308 and $365,491 for the three and six months ended June 30, 2011, respectively.

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

On March 5, 2012, the Board approved grants to non-employee directors of non-qualified options to purchase an aggregate of 600,000 shares. Such options vest over a two year period with one-third vesting immediately and the remaining two-thirds vesting ratably on the anniversary date in subsequent years. The options expire in five years and are exercisable at $3.41. The options were valued using the Black-Scholes model with the following assumptions: $3.41 quoted stock price; $3.41 exercise price; 125% volatility; 5 year estimated life; zero dividends; .47% discount rate. The fair value of the options amounted to $1,479,143 and are amortized in accordance with their vesting. The unamortized value of these options amounted to $821,741 at June 30, 2012. There is no intrinsic value associated with these options at June 30, 2012.

Pursuant to action by the Committee, on March 5, 2012 the Company issued a total of 831,500 shares of its common stock to its employees and officers. 495,700 shares vest ratably over a three year period with the initial vesting occurring March 5, 2013. The remaining 335,800 shares vest ratably over a three year period based upon the achievement of certain total stock return performance goals. These 335,800 shares were valued using the Monte-Carlo model with the following assumptions: 125% volatility; 2.8 year estimated life; zero dividends; .45% risk-free rate. The fair value of the restricted stock grants is $2,599,234.

NOTE 7—INCOME TAXES

Dune is in a position of cumulative reporting losses for the current and preceding reporting periods. The volatility of energy prices and uncertainty of when energy prices may rebound is not readily determinable by management. At this date, this general fact pattern does not allow the Company to project sufficient sources of future taxable income to offset tax loss carry forwards and net deferred tax assets. Under these current circumstances, it is management’s opinion that the realization of these tax attributes does not reach the “more likely than not criteria” under FASB ASC 740—Income Taxes. As a result, the Company’s taxes through June 30, 2012 are subject to a full valuation allowance.

During 2011, the Company negotiated a workout of certain debt obligations and as a result a change of control pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, occurred. Accordingly, the Company will be limited to utilizing a portion of the NOL’s to offset taxable income generated by the Company during the tax year ended December 31, 2011 and future years until the NOL’s are completely exhausted or expire unutilized. The amount of the limitation is estimated to be less than $1 million annually.

NOTE 8—FAIR VALUE MEASUREMENTS

Certain assets and liabilities are reported at fair value on a recurring basis in Dune’s Consolidated Balance Sheet. The following table summarizes the valuation of our investments and financial instruments by FASB ASC 820-10-05 pricing levels as of June 30, 2012:

	Fair Value Measurements at June 30, 2012 Using
	Level 1	Level 2	Level 3	Total
Oil and gas derivative assets	$—	$3,972,122	$—	$3,972,122
Oil and gas derivative liabilities	—	—	—	—

Total	$—	$3,972,122	$—	$3,972,122

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

In connection with the acquisition of Goldking, the Company inherited an environmental contingency, which after conducting its due diligence and subsequent testing, the Company believes is the responsibility of a third party. However, federal and state regulators have determined Dune is the responsible party for cleanup of this area. Dune has maintained a passive maintenance of this site since it was first discovered after Hurricane Katrina. Costs to date of approximately $1,500,000 have primarily been covered by the Company’s insurance minus the standard deductibles. The Company still believes another party has the primary responsibility for this occurrence but is committed to working with the various state and federal authorities on resolution of this issue. Plans for testing and analysis of various containment products and remediation procedures by third party consultants are being reviewed and will be presented to the federal and state authorities for consideration. The possible cost of an acceptable containment product, assuming potential remediation programs are viable and acceptable to all involved parties, may be as much as $2,500,000 to $3,000,000. At this time, it is not known if the Company’s insurance will continue to cover the cleanup costs or if the Company can be successful in proving another party should be primarily responsible for the cost of remediation.

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

We expect to maintain and utilize our technical and operations teams’ knowledge of salt-dome structures and multiple stacked producing zones common in the Gulf Coast to enhance our growth prospects and reserve potential. We expect to employ technical advancements, including 3-D seismic data, pre-stack depth migration and directional drilling, to identify and exploit new opportunities in our asset base. We also plan to employ the latest drilling and completion technology in all of our wells to enhance recoverability and accelerate cash flows associated with these wells.

We continually review opportunities to acquire producing properties, leasehold acreage and drilling prospects that are in core operating areas. We are seeking to acquire operational control of properties that we believe have a solid proved reserve base coupled with significant exploitation and exploration potential.

Liquidity and Capital Resources

During the first six months of 2012 compared to the first six months of 2011, net cash flow provided by operations increased by $20.7 million to $13.4 million. This increase was primarily attributable to a reduction in interest expense which was a direct result of our capital restructuring in 2011.

Our current assets were $18.1 million on June 30, 2012. Cash on hand comprised approximately $8.9 million of this amount. This compared to $20.4 million in cash at the end of the calendar year 2011 and $21.8 million at the end of the second quarter of 2011. Accounts payable have increased from $6.8 million at year end 2011 to $12.5 million at June 30, 2012. Accounts payable were $4.7 million at June 30, 2011. The reduced cash and increased payables compared to prior periods are principally the result of increased operating and capital spending activities thus far in 2012.

The financial statements continue to reflect a modest but ongoing drilling and facilities upgrade program which amounted to $19.2 million during the first six months of 2012, up from $9.5 million spent during the same period of 2011. The increased spending reflected continued drilling activity at Garden Island Bay. We expect to spend approximately $15.0 million net (including dry-hole costs) during the final six months of 2012 on continuing development, exploitation and exploration associated with high potential opportunities within our asset base. This would represent a $9.8 million increase over our $24.4 million of capital investment and exploration costs in 2011. This capital forecast is anticipated to be reduced or increased depending on available cash flow and structure of deals associated with finding partners for some of the high potential exploratory projects around Garden Island Bay. Because we operate the majority of our properties, we can control the timing of many of our expenditures.

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

As part of its overall financial restructuring, Dune has entered into a new $200.0 million senior secured revolving credit facility pursuant to a credit agreement, dated as of December 22, 2011, by and among Dune, Bank of Montreal, CIT Capital Securities LLC and the lenders party thereto, or the New Credit Agreement, with an initial borrowing base limit of up to $63.0 million that was reduced to $50.0 million at May 1, 2012. At June 30, 2012, $36 million was borrowed under this facility.

In addition, as part of its restructuring, Dune implemented a 1-for-100 reverse stock split, which was effective on December 22, 2011. After the restructuring and the reverse stock split, there were approximately 38.6 million shares of Dune’s common stock outstanding. There were 39.4 million shares of common stock outstanding at June 30, 2012.

Our primary sources of liquidity are cash provided by operating activities, debt financing, sales of non-core properties and access to capital markets. We believe the strength of our current cash position and remaining availability under our borrowing arrangements put us in a favorable position to meet our financial obligations and ongoing capital programs in the current commodity price environment. The exact amount of capital spending for 2012 will depend upon individual well performance results, cash flow and, where applicable, partner negotiations on the timing of drilling operations. In addition, we expect to offer participations in our drilling program to industry partners over this time frame, thus potentially reducing our capital requirements. However, we have targeted a capital budget of approximately $32 million to $35 million (including dry-hole costs), primarily focused on our Garden Island Bay and Leeville field projects. The capital program will include several maintenance projects in addition to field exploitation within Garden Island Bay and Leeville.

Results of Operations

Year-over-year production decreased from 3,065 Mmcfe for the first six months of 2011 to 2,757 Mmcfe for the same six month period of 2012. The Weiting #32 well in our Chocolate Bayou field was shut in for 17 days during the period for a workover and the Garden Island Bay field was shut in for 19 days due to lack of gas to support the gas lift system. These two events accounted for 144 Mmcfe of the decline in the first quarter. Production has been restored in both fields. The remaining decrease was caused by normal reservoir declines which were not offset by increased production.

The following table reflects the decrease in oil and gas sales revenue due to the changes in prices and volumes:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	% Change	2011	2012	% Change	2011
Oil production volume (Mbbls)	105	-8%	114	205	-19%	254
Oil sales revenue ($000)	$11,090	-10%	$12,341	$22,053	-15%	$25,907
Price per Bbl	$105.62	-2%	$108.25	$107.58	5%	$102.00
Increase (decrease) in oil sales revenue due to:
Change in production volume	$(974)			$(4,998)
Change in prices	(277)			1,144

Total decrease in oil sales revenue	$(1,251)			$(3,854)

Gas production volume (Mmcf)	750	4%	722	1,529	-1%	1,543
Gas sales revenue ($000)	$2,017	-43%	$3,549	$4,449	-40%	$7,403
Price per Mcf	$2.69	-45%	$4.92	$2.91	-39%	$4.80
Increase (decrease) in gas sales revenue due to:
Change in production volume	$138			$(67)
Change in prices	(1,670)			(2,887)

Total decrease in gas sales revenue	$(1,532)			$(2,954)

Total production volume (Mmcfe)	1,382	-2%	1,405	2,757	-10%	3,065
Total revenue ($000)	$13,107	-18%	$15,890	$26,502	-20%	$33,310
Price per Mcfe	$9.48	-16%	$11.31	$9.61	-12%	$10.87
Decrease in total revenue due to:
Change in production volume	$(260)			$(3,348)
Change in prices	(2,523)			(3,460)

Total decrease in total revenue	$(2,783)			$(6,808)

We recorded a net loss available to common stockholders for the six months ended June 30, 2012 of ($2.7 million) or ($0.07) loss per share compared to net loss available to common stockholders of ($32.2 million) or ($673.74) loss per share for the same period of 2011. The decrease in loss of $29.5 million for the period is primarily a result of a $15.2 million reduction in interest expense, a $4.7 million gain on derivative instruments, a $5.2 million reduction in exploration expense and the elimination of $10.0 million of preferred stock dividends.

Revenues

Revenues from for the quarter ended June 30, 2012 totaled $13.1 million compared to $15.9 million for the quarter ended June 30, 2011 representing a $2.8 million decrease. Production volumes for 2012 were 105 Mbbls of oil and 0.75 Bcf of natural gas or 1.38 Bcfe. This compares to 114 Mbbls of oil and 0.72 Bcf of natural gas or 1.40 Bcfe representing a 2% decline in production volumes. In 2012, the average sales price per barrel of oil was $105.62 and $2.69 per Mcf of natural gas as compared to $108.25 per barrel and $4.92 per Mcf, respectively for 2011. These results indicate that the decrease in revenue is attributable to reduced production volumes of 0.02 Bcfe or 2% and decreases in commodity prices of $1.83 per Mcfe or 16%.

Revenues for the six months ended June 30, 2012 totaled $26.5 million compared to $33.3 million for the six months ended June 30, 2011 representing a $6.8 million decrease. Production volumes for 2012 were 205 Mbbls of oil and 1.53 Bcf of natural gas or 2.76 Bcfe. This compares to 254 Mbbls of oil and 1.54 Bcf of natural gas or 3.07 Bcfe representing a 10% decline in production volumes. In 2012, the average sales price per barrel of oil was $107.58 and $2.91 per Mcf of natural gas as compared to $102.00 per barrel and $4.80 per Mcf, respectively for 2011. These results indicate that the decrease in revenue is attributable to reduced production volumes of 0.31 Bcfe or 10% and decreases in commodity prices of $1.26 per Mcfe or 12%.

Operating expenses

Lease operating expense

The following table presents the major components of Dune’s lease operating expense (in thousands) for the three and six months ended June 30, 2012 and 2011 on a Mcfe basis:

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
	Total	Per Mcfe	Total	Per Mcfe	Total	Per Mcfe	Total	Per Mcfe
Direct operating expense	$4,973	$3.60	$5,160	$3.67	$9,325	$3.38	$9,672	$3.16
Production taxes	1,116	0.81	1,194	0.85	2,170	0.79	2,584	0.84
Ad valorem taxes	253	0.18	243	0.17	527	0.19	480	0.16
Transportation	330	0.24	277	0.20	685	0.25	557	0.18
Workovers	28	0.02	12	0.01	152	0.06	661	0.22

	$6,700	$4.85	$6,886	$4.90	$12,859	$4.67	$13,954	$4.56

Lease operating expense for the quarter ended June 30, 2012 totaled $6.7 million versus $6.9 million for the same period of 2011. This translated into a decrease of $.05/Mcfe on a volume basis.

Lease operating expense for the six months ended June 30, 2012 totaled $12.9 million versus $14.0 million for the same period of 2011. This translated into an increase of $0.11/Mcfe on a volume basis. This overall decrease between periods reflects the impact of Dune’s continued efforts to reduce field operating expenses representing an 8% reduction.

Accretion of asset retirement obligation

Accretion expense for asset retirement obligations increased by $0.04 million for the quarter ended June 30, 2012 compared to the same period in 2011. Similarly, accretion expense for the six month period ended June 30, 2012 reflected a $0.07 million increase from the comparable period of 2011. This small increase is the result of reevaluating abandonment costs at year end.

Depletion, depreciation and amortization (DD&A)

For the quarter ended June 30, 2012, the Company recorded DD&A expense of $5.0 million ($3.62/Mcfe) compared to $5.2 million ($3.70/Mcfe) for the quarter ended June 30, 2011 representing a decrease of $0.2 million ($0.08/Mcfe). Additionally, for the six months ended June 30, 2012, the Company recorded DD&A expense of $9.3 million ($3.37/Mcfe) compared to $11.5 million ($3.75/Mcfe) for the six months ended June 30, 2011 representing a decrease of $2.2 million ($0.38/Mcfe). This decrease reflects the impact of the reduction in production volumes that directly impacts the DD&A calculation.

General and administrative expense (G&A expense)

G&A expense for the current quarter ended 2012 increased $0.3 million (15%) from the comparable 2011 quarter to $2.3 million. Cash G&A expense for 2012 increased $0.1 million (6%) from 2011 to $1.9 million. This increase resulted principally from an increase in professional fees resulting from the Restructuring.

For the six months ended June 30, 2012 and 2011, G&A expense increased $1.2 million (28%) to $5.4 million. Cash G&A expense for the first half of the year increased $0.6 million (16%) to $4.4 million. This increase primarily resulted from additional professional fees resulting from the Restructuring.

Loss on settlement of asset retirement obligation liability

A loss on the settlement of asset retirement obligations of $0.5 million was incurred in second quarter of 2012. Additionally, a loss of $0.9 million was incurred in the six months ended June 30, 2012. These amounts result from the acceleration of plugging and abandonment costs that were projected to occur in a future period.

Exploration expense

In the second quarter of 2011, the Company, as a party to a joint venture, drilled an exploratory well. Although the Company continues to evaluate future options associated with the well, it expensed $5.2 million of costs incurred on the well in the three and six months ended June 30, 2011. No exploration expense was incurred in 2012.

Other income (expense)

Interest income

Interest income for the quarter ended June 30, 2012 was $0.01 million less than the comparable 2011 quarter. Interest income for the six months ended June 30, 2012 was $0.02 million less than the comparable 2011 period.

Interest expense

As a direct result of the Restructuring which occurred on December 22, 2011, interest expense for the quarter ended June 30, 2012 decreased to $2.4 million compared to $10.1 million in the comparable quarter ended 2011. Additionally, interest expense for the six months ended June 30, 2012 decreased to $4.8 million compared to $20.0 million in the comparable period of 2011.

Gain (loss) on derivative instruments

In accordance with the requirements of the New Credit Agreement entered into with the Restructuring, the Company entered into hedge agreements in the first quarter of 2012.

For the quarter ended June 30, 2012, the Company incurred a gain on derivatives of $5.0 million composed of an unrealized gain of $4.5 million due to the change in the mark-to-market valuation and a realized gain of $0.5 million for cash settlements.

For the six months ended June 30, 2012, the Company incurred a gain on derivatives of $4.7 million composed of an unrealized gain of $4.0 million due to the change in mark-to-market valuation and a realized gain of $0.7 million for cash settlements.

Net income (loss) available to common stockholders

For the quarter ended June 30, 2012, net income available to common stockholders increased $19.8 million from the comparable quarter of 2011. This increase reflects the impact of a $7.7 million reduction in interest expense, a $5.2 million decrease in exploration expense, a $5.1 million elimination of preferred stock dividends and a $5.0 million gain on derivative liabilities partially offset by a ($2.7 million) reduction in revenues.

For the six months ended June 30, 2012, net loss available to common shareholders decreased $29.5 million from the comparable 2011 period. This decrease reflects the impact of a $15.2 million reduction in interest expense, a $5.2 million decrease in exploration expense, a $10.0 million elimination of preferred stock dividends and a $4.7 million gain on derivative instruments partially offset by a ($6.8 million) reduction in revenues.

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

At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures are effective.

During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II PART II

OTHER INFORMATION

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-KSB (File No. 001-32497) for the year ended December 31, 2002).

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 7, 2003 (incorporated by reference to Exhibit 3.1.1 the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated May 5, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (File No. 001-32497) for the period ended March 31, 2007).

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated June 12, 2007 (incorporated by reference to Exhibit 3.1.3 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 14, 2007 (incorporated by reference to Exhibit 3.1.4 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 1, 2009 (incorporated by reference to Exhibit 3.1.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 1, 2009).

3.1.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 22, 2011 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 27, 2011).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on July 12, 2010).

10.1	2012 Dune Energy, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on March 6, 2012).

10.2	Form of Dune Energy, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on March 6, 2012).

10.3	Form of Amendment to Dune Energy, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K (File No. 000-27897) filed on April 20, 2012).

10.4	Form of Dune Energy, Inc. 2012 Stock Incentive Plan Restricted Stock Agreement (Time Vesting) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on March 6, 2012).

10.5	Form of Dune Energy, Inc. 2012 Stock Incentive Plan Restricted Stock Agreement (Performance Vesting) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on March 6, 2012).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNE ENERGY, INC.

Date: August 1, 2012	By:	/S/ JAMES A. WATT
	Name:	James A. Watt
	Title:	President and Chief Executive Officer

Date: August 1, 2012	By:	/S/ FRANK T. SMITH, JR.
	Name:	Frank T. Smith, Jr.
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-KSB (File No. 001-32497) for the year ended December 31, 2002).

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 7, 2003 (incorporated by reference to Exhibit 3.1.1 the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated May 5, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (File No. 001-32497) for the period ended March 31, 2007).

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated June 12, 2007 (incorporated by reference to Exhibit 3.1.3 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 14, 2007 (incorporated by reference to Exhibit 3.1.4 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 1, 2009 (incorporated by reference to Exhibit 3.1.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 1, 2009).

3.1.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 22, 2011 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 27, 2011).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on July 12, 2010).

10.1	2012 Dune Energy, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on March 6, 2012).

10.2	Form of Dune Energy, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on March 6, 2012).

10.3	Form of Amendment to Dune Energy, Inc. 2012 Stock Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K (File No. 000-27897) filed on April 20, 2012).

10.4	Form of Dune Energy, Inc. 2012 Stock Incentive Plan Restricted Stock Agreement (Time Vesting) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on March 6, 2012).

10.5	Form of Dune Energy, Inc. 2012 Stock Incentive Plan Restricted Stock Agreement (Performance Vesting) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on March 6, 2012).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

Exhibit No.	Description

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.