Form 10-K
period 2012-12-31
DUNE ENERGY INC
filed 2013-03-08
CIK 1092839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 10% of the outstanding shares of the class) was $25,121,650 based upon a closing sales price of $2.60.

As of March 8, 2013, the registrant had outstanding 59,021,389 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information required by Part III will be incorporated by reference into this Form 10-K from the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the Registrant’s fiscal year covered by this Form 10-K.

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

PART I

Items 1 and 2. Business and Properties.

Overview

Dune Energy, Inc., a Delaware corporation, is an independent energy company based in Houston, Texas. We were formed in 1998 and since May of 2004, we have been engaged in the exploration, development, acquisition and exploitation of crude oil and natural gas properties, with interests along the Louisiana/Texas Gulf Coast. Our properties cover over 82,000 gross acres across 19 producing oil and natural gas fields.

Our total proved reserves as of December 31, 2012 were 90.1 Bcfe, consisting of 50.6 Bcf of natural gas and 6.6 Mmbbls of oil. The PV-10 of our proved reserves at year end was $260.6 million based on the average of the oil and natural gas sales prices on the first day of each of the twelve months during 2012, which was $91.33 per bbl of oil and $2.76 per mcf of natural gas. During 2012, we added 18.1 Bcfe through extensions and discoveries and produced 5.3 Bcfe. In addition, we experienced a net downward revision of 2.1 Bcfe.

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

As part of its overall financial restructuring, Dune has also entered into a new $200.0 million senior secured revolving credit facility pursuant to a credit agreement, dated as of December 22, 2011, by and among Dune, Bank of Montreal, CIT Capital Securities LLC and the lenders party thereto, or the New Credit Agreement, with an initial borrowing base limit of up to $63.0 million. At December 31, 2012, the borrowing base was set at $50 million and $28 million was borrowed under this facility.

In addition, as part of its restructuring, Dune implemented a 1-for-100 reverse stock split, which was effective on December 22, 2011. After the restructuring and the reverse stock split, there were approximately 38.6 million shares of Dune’s common stock outstanding.

Employees

As of December 31, 2012, we had 32 full-time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are good. From time to time, we utilize the services of independent contractors to perform various field and other services.

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

2013 Budget. For 2013, we have targeted an initial capital budget of approximately $65 million to $75 million (including dry-hole costs), primarily focused on our Garden Island Bay and Leeville field projects. The capital program will include several maintenance projects in addition to field exploitation within Garden Island Bay and Leeville. Approximately $30 million will be expended in the 1st half of 2013. Success on these programs will provide cash flow and availability under our credit facility to conduct a drilling program across several fields in the 4th quarter.

Offices

Our headquarters are located at Two Shell Plaza, 777 Walker Street, Suite 2300, Houston, Texas 77002. Our telephone number is (713) 229-6300.

Core Areas of Operation and Certain Key Properties

As of December 31, 2012, our proved oil and gas reserves were concentrated in 19 producing fields along the Texas and Louisiana Gulf Coast. The fields tend to have stacked multiple producing horizons with production typically between 4,000 and 13,000 feet. Some of the fields have numerous available wellbores capable of providing workover and recompletion opportunities. Additionally, new 3-D seismic data allows definition of numerous updip proved undeveloped, or PUD, locations throughout the fields. We expect the characteristics of these fields to allow us to record significant proved behind pipe and PUD reserves in each annual year-end and mid-year reserve report. At year-end 2012, our proved developed producing, or PDP, reserves of 20.6 Bcfe were 23% of our 90.1 Bcfe of total proved oil and natural gas reserves, our proved developed non-producing, or PDNP, reserves of 29.7 Bcfe were 33% of our total proved oil and natural gas reserves and our PUD reserves of 39.8 Bcfe were 44% of our total proved oil and natural gas reserves.

Three of our fields, Garden Island Bay, Leeville and Bateman Lake, have large acreage positions surrounding piercement salt domes. Approximately 59% of our total proved oil and gas reserves are located in these fields. We maintain an active workover and recompletion program in each of these fields and have drilled several development wells in the fields since we acquired them. These workovers, recompletions and development wells are designed to maintain or enhance the production rates in each of the fields. We intend to complete 4 to 6 workovers in these fields in 2013 along with 10 to 15 drilling opportunities both PUD and exploration locations. Most of these fields have had minimal drilling below 15,000 feet or below the salt layers, which provides significant exploratory upside for the Company. Three dimensional, or 3-D, seismic technology and directional drilling techniques provide the Company with several high reserve potential opportunities to drill in 2013 and beyond.

At Garden Island Bay, in 2012 Dune drilled and completed two PUD locations, the SL 214 #915 and SL 214 #917, which added 400 bbl/day to production and performed successful workovers on the SL214 #457 and SL214 #543 which provided additional 100 bbl/day to oil production and natural gas for the field’s gas uplift system, which also enhances oil recovery. In Garden Island Bay Field we control 17 prospects and approximately 40 separate well locations identified using a recently completed depth-migrated 3-D data set within the field. Dune maintains a 100% working interest in these prospects. We intend to drill two or three of these projects in 2013. Success on these projects could lead to further exploratory or development drilling later in 2013 within this field.

At the Leeville field, we have formed a joint venture to drill new wells in which Dune can elect to participate, typically at a 40% working interest. The initial well drilled in the field under this joint venture was completed in November 2011 and is producing at approximately 4 Mmcf / day on a gross basis. During the fourth quarter of 2012, four additional wells were drilled and three of these are expected to be completed in early 2013. Also in early 2013, the drilling of two additional wells was initiated as well as a deep exploatory well. Dune has a 40% interest in the shallower wells and a 20% interest in the deep exploratory test well. Drilling and completion activities continue into 2013. Depending on the success of these completions we may drill additional wells in 2013.

At our Bateman Lake field, we continue evaluating investments in drilling opportunities. However, the reserves attributed to this field are 90% natural gas and as a result of low gas prices in 2012, we conducted no new drilling in this field in 2012. With gas price recovery we anticipate a more active program in 2013.

The Chocolate Bayou, Comite, North Broussard and Live Oak fields comprise our next four largest properties and consist of 31% of our total proved reserves. These assets are typically characterized as having fewer wellbores than the salt dome fields but present numerous opportunities for new fault blocks containing unproved reserves that have been identified with new 3-D seismic data. As of December 31, 2012, approximately 52% of our PUDs requiring new wellbores are contained in these fields.

The remaining 12 fields contain approximately 10% of our total proved oil and gas reserves and are characterized by occasional new drilling wells and workovers, but typically do not have the upside opportunities demonstrated in the other fields.

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

In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the present value of proved reserves set forth herein are made using the average of oil and natural gas sales prices on the first day of each of the twelve months during 2012. Estimated quantities of proved reserves and their present value are affected by changes in oil and natural gas prices. The arithmetic average reference prices utilized for the purpose of estimating our proved reserves and the present value of proved reserves as of December 31, 2012 were $91.33 per barrel of oil and $2.76 per Mmbtu of natural gas.

The reserve data and the present value as of December 31, 2012 were prepared by Dune’s Senior Vice-President of Operations. He is the technical person primarily responsible for overseeing the preparation of reserve estimates. He attended Texas A&M University for his undergraduate studies in Petroleum Engineering and has over 31 years of industry experience with positions of increasing responsibility in engineering and reservoir evaluations. Dune also has Degolyer and MacNaughton, a nationally recognized petroleum engineering firm, prepare a complete analysis of our reserves at mid-year. Such a report was completed as of June 30, 2012. This report is provided to our banks for calculation of our borrowing base under our revolver along with the year-end report prepared by our internal reservoir engineering staff

In this regard, management has established, and is responsible for, internal controls designed to provide reasonable assurance that our reserve estimation is compared and reported in accordance with rules and regulations promulgated by the SEC as well as established industry practices used by independent engineering firms and our peers. These internal controls include, but are not limited to, (i) documented process workflow timeline, (ii) verification of economic data inputs to information supplied by our internal operations accounting, regional production and operations, land, and marketing groups, and (iii) senior management review of internal reserve estimations prior to publication.

During 2012 we drilled two PUD locations at Garden Island Bay field. Both were successful and resulting in reducing PUD reserves in Garden Island Bay to 1.3 Bcfe from 5.4 Bcfe at year-end 2011. In our Leeville field we increased PUD reserves from 2.5 Bcfe year-end 2011 to 17.1 Bcfe at year-end 2012 based on extensive 3-D mapping incorporating all existing well data. Leeville now accounts for approximately 43% of our current PUD volumes and 51% of the current PV-10 value. We commenced a drilling program on these new PUD locations late in 2012 and it is continuing into 2013. The remaining PUD locations on our books at year end 2011 remained booked at year-end 2012 and the majority are anticipated to be evaluated as part of the 2013 drilling program. Even with very limited capital the Company has maintained a program of evaluating all PUD locations in a timely manner.

The following table sets forth our estimated net total oil and natural gas reserves and the PV-10 value of such reserves as of December 31, 2012.

Summary of Oil and Natural Gas Reserves as of Fiscal-Year End Based on Average Fiscal-Year Prices

	Oil	Natural Gas	Total	Undiscounted Future Net Revenue	Present Value of Reserves Discounted at 10% (1)
	Mbbl	Mmcf	Mmcfe	$ (thousands)	$ (thousands)
Proved:
Developed Producing	1,483	11,698	20,600	71,069	52,145
Developed Nonproducing	2,425	15,118	29,668	158,899	75,769
Undeveloped	2,677	23,791	39,851	196,209	132,687

Total Proved	6,585	50,607	90,119	426,177	260,601

Probable:
Developed Producing	—	—	—	—	—
Developed Nonproducing	112	372	1,046	9,442	5,143
Undeveloped	1,578	14,880	24,346	165,742	103,595

Total Probable	1,690	15,252	25,392	175,184	108,738

Possible:
Undeveloped	2	3,995	4,007	1,703	(256)

Total Possible	2	3,995	4,007	1,703	(256)

(1)	Management believes that the presentation of PV-10 may be considered a non-GAAP financial measure as defined in Item 10(e) of Regulation S-K. Therefore, we have included a reconciliation of the measure to the most directly comparable GAAP financial measure (standardized measure of discounted future net cash flows in the table immediately below). Management believes that the presentation of PV-10 value provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies. Because many factors that are unique to each individual company may impact the amount of future income taxes to be paid, the use of the pre-tax measure provides greater comparability when evaluating companies. It is relevant and useful to investors for evaluating the relative monetary significance of our natural gas and oil properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. Management also uses this pre-tax measure when assessing the potential return on investment related to its oil and gas properties and in evaluating acquisition candidates. The PV-10 value is not a measure of financial or operating performance under accounting principles that are generally accepted in the United States, or GAAP, nor is it intended to represent the current market value of the estimated oil and natural gas reserves owned by us. PV-10 should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP.

The table below provides a reconciliation of PV-10 to the standardized measure of discounted future net cash flows:

As of December 31, 2012
$(thousands)
PV-10	$260,601
Future income taxes, discounted at 10%	—

Standardized measure of discounted future net cash flows	$260,601

Oil and Natural Gas Volumes, Prices and Operating Expense

The following tables set forth certain information regarding the production volumes, revenue, average prices received and average production costs associated with our sale of oil and natural gas from continuing operations for the three years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
Net Production:
Oil (Mbbl)	407	482	585
Natural gas (Mmcf)	2,819	2,928	3,793

Natural gas equivalent (Mmcfe)	5,261	5,820	7,303

Oil and Natural Gas Sales (dollars in thousands):
Oil	$42,954	$49,473	$45,408
Natural gas	9,014	13,419	18,781

Total	$51,968	$62,892	$64,189

Average Sales Price:
Oil ($ per Bbl)	$105.54	$102.64	$77.62
Natural gas ($ per Mcf)	3.20	4.58	4.95

Natural gas equivalent ($ per Mcfe)	$9.88	$10.81	$8.79

Oil and Natural Gas Costs (dollars in thousands):
Lease operating expenses	$18,904	$18,298	$18,822
Production taxes	4,479	4,923	2,767
Other operating expenses	2,578	2,863	4,024

Total	$25,961	$26,084	$25,613

Average production cost per Mcfe	$4.93	$4.48	$3.51
Average production cost per Boe	$29.60	$26.88	$21.06

Exploration, Development and Acquisition Capital Expenditures

The following table sets forth certain information regarding the gross costs incurred in the purchase of proved and unproved properties and in development and exploration activities.

	Year Ended December 31,
	2012	2011
	(in thousands)
Unproved property costs	$—	$—
Development costs	27,333	19,302
ARO costs	3,591	744

Total consolidated operations	30,924	20,046

Asset retirement obligations (non-cash)	$1,701	$—

Drilling Activity

The following table sets forth our drilling activity during the twelve-month periods ended December 31, 2012, 2011 and 2010 (excluding wells in progress at the end of such period). In the table, “gross” refers to the total number of wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest therein.

	Year Ended December 31,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Development wells
Productive	2.0	2.0	1.0	0.4	1.0	0.2
Non-productive	—	—	—	—	1.0	1.0

Exploratory wells
Productive	1.0	0.4	1.0	0.5	1.0	0.5
Non-productive	—	—	1.0	0.2	2.0	0.2

Productive Wells

The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2012. Productive wells are wells that are capable of producing natural gas or oil in economic quantities.

	Company Operated		Non-operated		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	30	27	16	8	46	35
Natural gas	22	17	186	16	208	33

Total	52	44	202	24	254	68

Acreage Data

The following table summarizes our gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2012.

	Developed acres		Undeveloped acres
	Gross	Net	Gross	Net
Gulf Coast Properties (1)	73,135	43,862	1,327	375
Other (2)	640	259	6,581	2,666

Total	73,775	44,121	7,908	3,041

(1)	Includes undeveloped acreage at Hitchcock field, release of Alvin Gas Unit and Chocolate Bayou Wilson A lease acreage.
(2)	Other includes some of the Delaware Deep acreage in Sweetwater County, Wyoming.

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

Major Customers

The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues as follows:

2012:
Sunoco Partners Marketing	46%
Texon Crude Oil LLC	34%

2011:
Texon LP	49%
Texon Crude Oil LLC	23%
Upstream Energy Services	14%

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

In connection with the acquisition of Goldking, the Company inherited an environmental contingency, which after conducting its due diligence and subsequent testing, the Company believes is the responsibility of a third party. However, federal and state regulators have determined Dune is the responsible party for cleanup of this area. Dune has maintained a passive maintenance of this site since it was first discovered after Hurricane Katrina. Cost to date of approximately $1,800,000 has been incurred by the Company minus insurance proceeds of $1,000,000. The Company still believes another party has the primary responsibility for this occurrence but is committed to working with the various state and federal authorities on resolution of this issue. Plans for testing and analysis of various containment products and remediation procedures by third party consultants are being reviewed and will be presented to the federal and state authorities for consideration in 2013. The possible cost of an acceptable containment product, assuming potential remediation programs are viable and acceptable to all involved parties, may be as much as $2,500,000 to $3,000,000 over a several year time-frame. At this time, it is not known if the Company’s insurance will continue to cover the cleanup costs or if the Company can be successful in proving another party should be primarily responsible for the cost of remediation.

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

We have operated at a loss each year since inception. Net losses applicable to common stockholders for the fiscal years ended December 31, 2011 and 2012 were $80.6 million and $7.9million, respectively. Our revenues for the fiscal years ended December 31, 2011 and 2012 were $62.9 million and $52.1 million, respectively. We may not be able to generate significant revenues in the future. In addition, we expect to incur substantial operating expenses in connection with our natural gas and oil exploration and development activities. As a result, we may continue to experience negative cash flow for at least the foreseeable future and cannot predict if or when we might become profitable.

Our New Credit Agreement imposes significant operating and financial restrictions on us that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

Our New Credit Agreement contains covenants that restrict our ability and the ability of certain of our subsidiaries to take various actions, such as:

•	have a leverage ratio of greater than 4.0 to 1.0;

•	have a current ratio of less than 1.0 to 1.0;

•	incur additional debt;

•	make distributions or other restricted payments;

•	make investments;

•	change its business;

•	enter into leases;

•	use the proceeds of loans other than as permitted by the New Credit Agreement;

•	sell receivables;

•	merge or consolidate or sell, transfer, ease or otherwise dispose of its assets;

•	sell properties and terminate hedges in excess of 5% of the borrowing base then in effect;

•	enter into transactions with affiliates of the Company;

•	organize subsidiaries;

•	agree to limit its ability to grant liens or pay dividends;

•	incur gas imbalances or make prepayments;

•	enter into hedge agreements in excess of agreed limits;

•	modify its organizational documents; and

•	engage in certain types of hydrocarbon marketing activities.

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

As of the end of our 2012 fiscal year, approximately 44% of our proved reserves were classified as proved undeveloped reserves. These reserves may not ultimately be developed or produced. As a result, we may not find commercially viable quantities of oil and natural gas, which in turn may have a material adverse effect on our results of operations.

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

Market for Our Common Stock

Since July 16, 2010, our common stock has been traded on the OTC Bulletin Board. The following table sets forth, for the periods indicated, the high and low bid information of our common stock on the OTC Bulletin Board for the period from January 1, 2011 through December 31, 2012. Prices set forth below for periods prior to December 31, 2011 have been adjusted for the 1-for-100 reverse split that was effective on December 22, 2011.

2012:	High	Low
Quarter ended December 31, 2012	$1.99	$1.00
Quarter ended September 30, 2012	$2.60	$1.51
Quarter ended June 30, 2012	$3.43	$2.51
Quarter ended March 31, 2012	$4.25	$2.35

2011:	High	Low
Quarter ended December 31, 2011	$10.00	$2.00
Quarter ended September 30, 2011	$71.00	$9.00
Quarter ended June 30, 2011	$135.00	$40.50
Quarter ended March 31, 2011	$131.00	$39.50

The last sales price of our common stock on the OTC Bulletin Board on December 30, 2012 was $1.55 per share. As of February 28, 2013, the closing sales price of a share of our common stock was $2.00 and there were approximately 324 stockholders of record.

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

There were 821 common shares repurchased in 2012, all repurchased in the fourth quarter of 2012. All shares repurchased were associated with the payment of taxes by employees upon the vesting of stock awarded pursuant to the Dune Energy, Inc. 2007 Stock Incentive Plan, as amended on December 1, 2009.

1,716,433 shares of restricted stock were awarded to employees, officers or non-employee directors during fiscal year 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2012 about our equity compensation plans and arrangements.

Equity Compensation Plan Information—December 31, 2012(*)

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—		$—	11,550	(1)
Equity compensation plans not approved by security holders	1,116	(2)(3)	$675.00	—

Total	1,116		$675.00	11,550

(*)	The number of shares and any exercise prices with respect to awards and equity issuances made prior to December 1, 2009 have been adjusted to give effect to the 1-for-5 reverse stock split adopted, effective as of December 2, 2009, and the 1-for-100 reverse stock split effective December 22, 2011.
(1)	Includes 3,400 shares available under the 2005 Plan and 8,150 shares available under the 2007 Plan. The following shares may return to the 2007 Plan or the 2005 Plan, as the case may be, and be available for issuance in connection with a future award: (i) shares covered by an award that expires or otherwise terminates without having been exercised in full; (ii) shares that are forfeited or repurchased by us prior to becoming fully vested; (iii) shares covered by an award that is settled in cash; (iv) shares withheld to cover payment of an exercise price or cover applicable tax withholding obligations; (v) shares tendered to cover payment of an exercise price; and (vi) shares that are cancelled pursuant to an exchange or repricing program.
(2)	Consists of warrants and options granted to our employees, officers, directors and consultants, to the extent vested and exercisable (within the meaning of Rule 13d-3(d)(1) promulgated by the SEC under the Securities Exchange Act of 1934, as amended) as of December 31, 2011.
(3)	Excludes 4,078 shares of restricted stock awarded in fiscal year 2009 to non-employee directors having elected to receive shares in lieu of cash for a portion of their annual retainer and fees.

Set forth below is a description of the individual compensation arrangements or equity compensation plans that were not required to be approved by our security holders, pursuant to which the 1,116 shares of our common stock included in the chart above were issuable as of December 31, 2012:

•

Warrant issued September 26, 2006 to a consultant in consideration of services performed on our behalf, which warrant expires September 25, 2015 and is currently exercisable to purchase up to 1,000 shares of our common stock at an exercise price of $675.00 per share;

•

Warrants issued April 17, 2007 to our former lender in accordance with anti-dilutive protection contained in the September 26, 2006 warrant agreement with our former lender, resulting in the issuance of additional warrants expiring on September 25, 2015 and exercisable to purchase up to 116 shares of our common stock at an exercise price of $675.00 per share.

Recent Sales of Unregistered Securities

On December 20, 2012, the Company entered into an agreement with each of its major shareholders to sell 18,749,997 new shares of common stock at $1.60 per share for total proceeds of $30 million to be used to fund working capital for the Company’s planned 2013 drilling program. Subject to certain conditions or upon the occurrence of certain events, Dune may issue and the major shareholders may purchase up to an additional 12.5 million shares of common stock in two equal tranches, also at $1.60 per share.

Each of the Company’s major shareholders, who collectively held approximately 93% of the outstanding shares of the Company prior to the agreement, participated in the sale on a pro-rata basis as to their interest prior to the issuance of the new common stock. Under the terms of the agreement the Company may issue up to 31,250,000 shares at $1.60 per share prior to December 31, 2013. The initial issuance on December 22, 2012 was for a cash consideration of $30 million and, depending on Dune’s satisfaction of certain performance conditions relating to its drilling program, it may make up to two additional cash draws of $10 million each at the $1.60 per share price. Total consideration to the Company, assuming all conditions of the program are achieved and additional draws made, would be $50 million.

In the financing, each of the investors received a “Preemptive Right” to purchase such investor’s pro rata percentage of new stock or new debt financings (excluding certain reserve based revolver financings) undertaken by Dune, on substantially the same terms as offered to any outside investor. At the expiration of the term of the agreement or upon a change of control of Dune, the investors can elect to draw down the remaining shares in the program by paying to the Company $1.60 per share for any shares remaining under the initial 31,250,000 shares allocated for issuance pursuant to the agreement.

In connection with the financing, Dune received the right, but not the obligation, to offer Dune’s non-participating shareholders the option to make a one-time proportional purchase of the Company’s common stock at a purchase price of $1.60 per share.

The shares of common stock were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act. The proceeds from the sale of common stock will be used to fund working capital and repay indebtedness.

Purchaser	Number of Shares Purchased
Simplon Partners, L.P.	196,965
Simplon International Limited	482,226
Highbridge International, LLC	1,034,705
West Face Long Term Opportunities Global Master L.P.	2,980,550
BlueMountain Distressed Master Fund L.P.	822,314
BlueMountain Long/Short Credit Master Fund L.P.	930,563
AAI BlueMountain Fund PLC	66,606
Blue Mountain Credit Alternatives Master Fund L.P.	953,573
BlueMountain Timberline Ltd.	841,390
BlueMountain Kicking Horse Fund L.P.	2,378
BlueMountain Strategic Credit Master Fund L.P.	126,985
BlueMountain Credit Opportunities Master Fund I L.P.	383,245
Zell Credit Opportunities Side Fund, L.P.	1,268,542
Whitebox Multi-Strategy Partners, LP	442,487
Pandora Select Partners, LP	187,750
Whitebox Credit Arbitrage Partners, LP	462,738
TPG Opportunity Fund I, L.P.	1,866,320
TPG Opportunity Fund III, L.P.	799,852
Mardi Gras Ltd.	689,986
High Ridge Ltd.	3,976,068
Strategic Value Special Situation Fund, L.P.	234,754

Item 6.	Selected Financial Data.

The Company qualifies as a smaller reporting company and is not required to provide information pursuant to this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Standardized measure of discounted future net cash flows

The standardized measure of discounted future net cash flows relies on these estimates of oil and gas reserves using commodity prices and costs at year-end. Oil and condensate prices were calculated for each property using differentials to an average for the year of the first-of-the-month ConocoPhillips WTI price of $91.33 per barrel and were held constant for the lives of the property. The weighted average price over the lives of the properties was $108.23 per barrel. Gas prices were calculated for each property using differentials to an average for the year of the first-of-the-month Henry Hub Louisiana Onshore price of $2.76 per Mmbtu and were held constant for the lives of the properties. The weighted average price over the lives of the properties was $2.93 per Mcf. The standardized measure is based on the average of the first-of-the-month pricing for 2012. While we believe that future operating costs can be reasonably estimated, future prices are difficult to estimate since the market prices are influenced by events beyond our control. Future global economic and political events will most likely result in significant fluctuations in future oil prices.

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

It is typical for companies that drill exploration wells to incur dry hole costs. Our primary activities have focused on mainly development wells and our exploratory drilling activities are limited. However, we anticipate we will selectively expand our exploration drilling in the future. It is impossible to accurately predict specific dry holes. Because we cannot predict the timing and magnitude of dry holes, quarterly and annual net income can vary dramatically.

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

In accordance with the requirements of the financial restructuring, the Company entered into hedge agreements in January 2012. The gain or loss on these derivatives is recognized currently in earnings and treated as fair value hedges.

Stock-based compensation

The Company follows the provisions of FASB ASC 718 – Stock Compensation. The statement requires all stock-based payments to employees and non-employee directors, including grants of stock options, to be recognized in the financial statements based on their fair values on the date of the grant.

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

Our properties now cover over 82,000 gross acres across 19 producing oil and natural gas fields onshore and in state waters along the Texas and Louisiana Gulf Coast.

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

In 2012 we invested $27.3 million in oil and gas properties. We produced 5.3 Bcfe during the year. Extensions and discoveries were 18.1 Bcfe and revisions of previous estimates were 2.1 Bcfe negative.

Capital costs (in thousands):	Year Ended 2012	Year Ended 2011
Acquisitions—unproved	$—	$—
Development	27,333	19,302

Total CAPEX before ARO	27,333	19,302
ARO costs	3,591	744

Total CAPEX including ARO	$30,924	$20,046

Asset retirement obligation (non-cash)	$1,701	$—

Proved Reserves (Mmcfe):
Beginning	79,448	82,703
Production	(5,261)	(5,820)
Discoveries and extensions	18,073	3,019
Revisions	(2,141)	(454)

Ending reserves	90,119	79,448

Reserve additions before revisions (Mmcfe)	18,073	3,019
Reserve additions after revisions (Mmcfe)	15,932	2,565

The implementation of our strategy requires that we continually incur significant capital expenditures in order to replace current production and find and develop new oil and gas reserves. In order to finance our capital and exploration program, we depend on cash flow from operations, bank debt and equity offerings as discussed below in “Liquidity and Capital Resources.”

Liquidity and Capital Resources

During fiscal year 2012 compared to fiscal year 2011, net cash flow provided by operating activities improved by $7.6 million to $8.9 million. This improvement was primarily attributable to the absence of the $18.1 million impairment taken in 2011 as a result of that year’s capital Restructuring. In addition, Dune enjoyed 2.7% higher average oil prices for 2012 of $105.54/Bbl compared to $102.64/Bbl for 2011. However, this was offset in part by a 30.1% decline in the average price received for natural gas from $4.58/Mcf in 2011 to $3.20/Mcf for 2012.

Our current assets were $35.4 million on December 31, 2012. Cash on hand comprised approximately $22.8 million of this amount. This compared to cash of $20.4 million at December 31, 2011, which represented an 11.8% increase. Accounts payable rose 3.4% slightly up from $6.8 million at December 31, 2011 to $7.0 million at December 31, 2012, as a result of increasing drilling and workover activity.

The consolidated financial statements reflect a modest increase in the drilling program compared to the previous year, as well as ongoing drilling and facilities upgrade program. As mentioned previously, these investments were equal to $27.3 million (there were no dry-hole costs) in 2012 versus $19.3 million in 2011

(excluding dry-hole costs). Our capital program is designed to maintain production from recompletions and workovers within our fields and fully develop both existing PUD locations and evaluate potential field extension wells through joint venture programs. This strategy involved industry partners in these efforts so as to reduce our upfront cash requirements and dollars expended.

On December 20, 2012, the Company entered into an agreement with each of its major shareholders to sell 18,749,997 new shares of common stock at $1.60 per share for total proceeds of $30 Million to be used to fund working capital for the Company’s planned 2013 drilling program. Including this issuance of common stock, there are currently approximately 59 million shares outstanding. Subject to certain conditions or upon the occurrence of certain events, Dune may issue and the major shareholders may purchase up to an additional 12.5 million shares of common stock in two equal tranches, also at $1.60 per share.

Each of the Company’s major shareholders, who collectively hold approximately 93% of the outstanding shares of the Company prior to the agreement, participated in the sale on a pro rata basis as to their interest prior to the issuance of the new common stock. Under the terms of the agreement the Company may issue up to 31,250,000 shares at $1.60 per share prior to December 31, 2013. The initial issuance on December 21, 2012 was for a cash consideration of $30 million and, depending on Dune’s satisfaction of certain performance conditions relating to its drilling program, it may make up to two additional cash draws of $10 million each at the $1.60 per share price. Total consideration to the Company, assuming all conditions of the program are achieved and additional draws made would be $50 million.

In the financing, each of the investors received a “Preemptive Right” to purchase such investor’s pro rata percentage of new stock or new debt financings (excluding certain reserve based revolver financings) undertaken by Dune, on substantially the same terms as offered to any outside investor. At the expiration of the term of the agreement or upon a change of control of Dune, the investors can elect to draw down the remaining shares in the program by paying to the Company $1.60 per share for any shares remaining under the initial 31,250,000 shares allocated for issuance pursuant to the agreement.

In connection with the financing, Dune received the right, but not the obligation, to offer Dune’s non-participating shareholders the option to make a one-time proportional purchase of the Company’s Common Stock at a purchase price of $1.60 per share. The Company was also obligated to file a Shelf Registration Statement within 30 days of the closing of this agreement. The full agreement and the Registration Rights Agreement have been filed as exhibits to an 8-K, for the Company dated December 26, 2012.

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

The exact amount of capital spending for 2013 will depend upon individual well performance results, cash flow and, where applicable, partner negotiations on the timing of drilling operations. However, we have targeted an initial capital budget of approximately $65 million to $75 million (including dry-hole costs), primarily focused on our Garden Island Bay and Leeville field projects. The capital program will include several maintenance projects in addition to field exploitation within Garden Island Bay and Leeville.

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2012:

	Payments Due By Period
	Total	1 year	2 - 3 years	4 - 5 years
	(in thousands)
Contractual obligations:
Debt and interest	$119,592	$9,391	$46,734	$63,467
Office lease	2,365	495	990	880

Total	$121,957	$9,886	$47,724	$64,347

Results of Operations

Comparison of 2012 and 2011

Year-over-year production decreased by 9.6% from 5,820 Mmcfe in 2011 to 5,261 Mmcfe in 2012. This decrease was caused by normal reservoir declines and a very limited capital reinvestment program.

The following table reflects the increase (decrease) in oil and gas sales revenue between fiscal years 2010, 2011 and 2012 due to changes in prices and production volumes:

	2012	% Increase (Decrease)	2011	% Increase (Decrease)	2010
Oil production volume (Mbbls)	407	-16%	482	-18%	585
Oil sales revenue ($000)	$42,954	-13%	$49,473	9%	$45,408
Price per Bbl	$105.54	3%	$102.64	32%	$77.62
Increase (decrease) in oil sales revenue due to:
Change in production volume	$(7,698)		$(7,995)
Change in prices	1,179		12,060

Total increase (decrease) in oil sales revenue	$(6,519)		$4,065

Gas production volume (Mmcf)	2,819	-4%	2,928	-23%	3,793
Gas sales revenue ($000)	$9,014	-33%	$13,419	-29%	$18,781
Price per Mcf	$3.20	-30%	$4.58	-7%	$4.95
Increase (decrease) in gas sales revenue due to:
Change in production volume	$(499)		$(4,282)
Change in prices	(3,906)		(1,080)

Total increase (decrease) in gas sales revenue	$(4,405)		$(5,362)

Total production volume (Mmcfe)	5,261	-10%	5,820	-20%	7,303
Total revenue ($000)	$51,968	-17%	$62,892	-2%	$64,189
Price per Mcfe	$9.88	-9%	$10.81	23%	$8.79
Increase (decrease) in revenue due to:
Change in production volume	$(6,043)		$(13,036)
Change in prices	(4,881)		11,739

Total increase (decrease) in total revenue	$(10,924)		$(1,297)

Revenues

Revenues for the year ended December 31, 2012 totaled $52.0 million as compared to $62.9 million for the year ended December 31, 2011, representing a $10.9 million decrease. Production volumes for 2012 were

407 Mbbls of oil and 2.8 Bcf of natural gas, or 5.3 Bcfe. This compares to 482 Mbbls of oil and 2.9 Bcf of natural gas, or 5.8 Bcfe, for 2011, representing a 10% reduction in production volumes. In 2012, the average sales price of oil was $105.54 per barrel and the average sales price of natural gas was $3.20 per Mcf as compared to $102.64 per barrel of oil and $4.58 per Mcf of natural gas in 2011. These results indicate that the decrease in revenue was attributable to the decrease in production volumes of 10% and by the decrease in commodity prices from $10.81 per Mcfe to $9.88 per Mcfe in 2012, representing a 9% decrease.

Operating expenses

Lease operating expense and production taxes

The following table presents the major components of Dune’s lease operating expense for the last two years in total (in thousands) and on a per Mcfe basis:

	Years Ending December 31,
	2012		2011
	Total	Per Mcfe	Total	Per Mcfe
Direct operating expense	$18,904	$3.59	$18,298	$3.14
Production taxes	4,480	0.85	4,924	0.85
Ad valorem taxes	1,025	0.19	656	0.11
Transportation	1,300	0.25	1,232	0.21
Workovers	252	0.05	974	0.17

	$25,961	$4.93	$26,084	$4.48

Lease operating expense and production taxes for the year ended December 31, 2012 totaled $25.9 million versus $26.1 million for the year ended December 31, 2011. This translated to a 10% increase year-over-year on a sales volume basis from $4.48/Mcfe to $4.93/Mcfe as declining production had an adverse impact on field economies of scale.

Accretion of asset retirement obligation

Accretion expense for asset retirement obligations increased by $0.1 million for 2012 compared to 2011. This increase is the result of reevaluating abandonment cost at year end.

Depletion, depreciation and amortization (DD&A)

For the year ended December 31, 2012, the Company recorded DD&A expense of $14.1 million ($2.67/Mcfe) compared to $22.1 million ($3.80/Mcfe) for the year ended December 31, 2011, representing a decrease of $8.0 million ($1.13/Mcfe). This reduction reflects both the impact of the reallocation of costs on the depletable base resulting from the Restructuring and the increase in reserves associated with the year-end reserve report.

General and administrative expense (G&A expense)

G&A expense for the year ended December 31, 2012 increased $0.8 million (8%) from the year ended December 31, 2011 to $10.4 million. This increase is primarily attributable to increased stock-based compensation. Cash G&A expenses for 2012 fell by $0.4 million (4.7%) to $8.7 million from $9.1 million in 2011. This decrease is primarily attributable to reduced personnel expense.

Impairment of oil and gas properties

Dune recorded an impairment of oil and gas properties of $18.1 million for the year ended December 31, 2011 compared to no impairment for the year ended December 31, 2012. The 2011 impairment was attributable to the Company’s decision not to drill proved undeveloped wells in the Toro Grande field of $13.5 million and $4.6 million split among four fields that did not perform as anticipated in 2011.

Exploration expense

In 2011, the Company, as a party to a joint venture, drilled an exploratory well. Although the Company continues to evaluate future options associated with the well, it determined that the costs incurred should be expensed. Consequently, $6.1 million was expensed during the year ended December 31, 2011.

Loss on settlement of asset retirement obligation liability

As a result of the Company’s plugging and abandonment commitment, Dune is required to conduct a plugging and abandon program in certain of its fields. In 2011, the program included 16 wells. In 2012, the program included 21 wells, however, an additional 16 wells were plugged and abandoned prior to year-end as part of the 2013 commitment. As these costs are scheduled to occur several years into the future, the Company recognized a loss of $0.5 million and $1.7 million in 2011 and 2012, representing the present value of these future costs.

Other income

Other income, which includes interest income, has been minimal as a result of using the Company’s cash balances to support working capital. However, in 2012, the Company favorably settled an outstanding liability giving rise to $0.8 million of other income for the year.

Interest expense

As a direct result of the Restructuring which occurred on December 22, 2011, interest expense for the year ended December 31, 2012 decreased to $9.8 million compared to $39.6 million for the year ended December 31, 2011. Additionally, it should be noted the $17.4 million of interest payable in 2011 was cancelled as part of the Restructuring.

Gain on derivative liabilities

In accordance with the requirements of the New Credit Agreement entered into with the Restructuring, the Company entered into hedge agreements in the first quarter of 2012. During the year ended December 31, 2012, the Company incurred a gain on derivatives of $2.5 million consisting of an unrealized gain on changes in mark-to-market valuations of $1.2 million and a realized gain on cash settlements of $1.3 million.

Net loss available to common stockholders

For the year ended December 31, 2012, net loss available to common stockholders decreased $72.8 million from the previous year. This decrease reflects the impact of a $29.8 million reduction in interest expense, a $20.2 million elimination of preferred stock dividends, an $18.1 million elimination of impairment of oil and gas properties, an $8.0 million reduction in DD&A and a $6.1 million elimination of exploration expense offset by a $10.7 decrease in revenues.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2012. As described below under Management’s Annual Report on Internal Control over Financial Reporting, our CEO and CFO have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of

Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

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

(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the fiscal fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Certain of the information required by Part III will be incorporated by reference into this Form 10-K from the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

Identification of Directors

James A. Watt, age 63, became a Director of our Company on April 16, 2007 and our President and Chief Executive Officer on April 17, 2007. Mr. Watt served as the Chief Executive Officer of Remington Oil and Gas Corporation from February 1998 and the Chairman of Remington from May 2003, until Helix Energy Solutions Group, Inc. (NYSE: HLX) acquired Remington in July 2006. From August 2006 through March 2007, Mr. Watt served as the Chairman and Chief Executive Officer of Maverick Oil & Gas, Inc. (OTC: MVOG.OB). Mr. Watt currently serves on the Board of Directors of Helix. Mr. Watt received a B.S. in Physics from Rensselaer Polytechnic Institute. As a result of these professional experiences, Mr. Watt possesses particular knowledge and experience in the operations of oil and gas companies that strengthen the board’s collective qualifications, skills, and experience.

Michael R. Keener, 53, became a Director of our Company in January 2012. He has been the principal/owner since January of 2011 of KP Energy, a private company focused on providing Mezzanine Debt, Private Equity and Direct Asset ownership to North American Exploration and Production companies. From October of 2009 until December of 2010, Mr. Keener served as Managing Director of Imperial Capital, LLC and from February 2003 until October 2009 he served as Principal and Managing Director of Petrobridge Investment, LLC. Mr. Keener received a B.S. in Business Administration—Accounting from Bloomsburg University and an MBA from Loyola University. Mr. Keener’s prior banking experiences for smaller exploration and production companies provide a high level of understanding of the Company’s challenges.

Dr. Alexander A. Kulpecz, Jr., age 59, became a Director of our Company in January 2012. He is currently managing EP Partner of Pulser Energy, LLP (London) an investment group focused on energy and CEO of Alexander Energy Limited (Houston). He has served in these positions since 2006, and 2008 respectively. From 1978 to 1998, Dr. Kulpecz had increasingly more responsible technical and management positions with the Royal Dutch Shell group concluding as Executive Director and Executive Vice President of Shell International Gas and Power. From 1998 to 2000 he was President of Azurix International. Dr. Kulpecz received a B.A. and MSC degree in Geology, an MBA from Henley (UK) and a PhD from Imperial College of Science and Medicine, University of London in subsurface petroleum engineering. Dr. Kulpecz’s extensive exploration and production background provide an excellent base to assist in the evaluations of the Company’s programs.

Robert A. Schmitz, age 72, became a Director of our Company in January 2012. He has served as Co-Founder of Quest Turnaround Advisors since 2000, an advisory firm serving debtors and creditors of distressed companies. Mr. Schmitz was the Chief Restructuring Officer of Fontainebleau Miami JV, LLC in 2010 and of WorldSpace Inc. from 2008 to present. From 2010-2012, Mr. Schmitz served as a member of the Board of Houghton Mifflin Harcourt Holdings, Inc. From 2003-2007 he served as non-executive chairman of the board of Premium TV, Ltd. From 2009-2011 he served on the Board of Sun Times Media Group which was sold to a private group of investors. Mr. Schmitz received a BA in Economics from the University of Michigan and a SM from the Sloan School of Management at the Massachusetts Institute of Technology. Mr. Schmitz will serve as

Chairman of the Board. Mr. Schmitz experience advising companies through turnaround situations will benefit the Company as it moves forward from its restructuring.

Eric R. Stearns, age 55, became a Director of our Company in January 2012. He is currently President, CEO and a member of the Board of Directors of Puckett Land Company, a privately held Colorado energy company. He has served in this position from July 2011 to present. Mr. Stearns served from 1985-2009 in ever increasingly responsible technical and management positions with Petroleum Development Corporation concluding as Executive Vice President. Mr. Stearns received a B.S. in Geology from Virginia Polytechnic Institute and State University. Mr. Stearns extensive exploration and production background provide an excellent base to assist in the evaluations of the Company’s programs.

Certain Information Concerning Executive Officers

The below table sets forth certain information regarding our current executive officers:

Name	Age		Position
James A. Watt	[63	]	President, Chief Executive Officer and Director
Frank T. Smith, Jr.	[66	]	Senior Vice President, Chief Financial Officer and Secretary
Hal L. Bettis	[67	]	Senior Vice President and Chief Operating Officer
Richard H. Mourglia	[54	]	General Counsel and Senior Vice President–Land

James A. Watt became a Director of our Company on April 16, 2007 and our President and Chief Executive Officer on April 17, 2007. Mr. Watt served as the Chief Executive Officer of Remington Oil and Gas Corporation from February 1998 and the Chairman of Remington from May 2003, until Helix Energy Solutions Group, Inc. (NYSE: HLX) acquired Remington in July 2006. From August 2006 through March 2007, Mr. Watt served as the Chairman and Chief Executive Officer of Maverick Oil & Gas, Inc. (OTC: MVOG.OB). Mr. Watt currently serves on the Board of Directors of Helix. Mr. Watt received a B.S. in Physics from Rensselaer Polytechnic Institute.

Frank T. Smith, Jr. joined Dune Energy, Inc. as Senior Vice President and Chief Financial Officer on April 17, 2007 and was appointed as Secretary in January 2012. From 2004 through 2006, Mr. Smith served as Senior Vice President—Finance and Corporate Secretary of Remington Oil and Gas Corp., which was acquired by Helix Energy Solutions Group, Inc. (NYSE: HLX) in June 2006. From June 1997 through 2003, Mr. Smith served as Executive Vice President and Manager of energy lending at the Bank of Texas. From 1991 through 1997, Mr. Smith served as Director in the energy and utilities division of the First National Bank of Boston. Prior to 1991, Mr. Smith held positions of increasing responsibility in the energy banking departments of other major, publicly-traded United States financial institutions. Immediately prior to coming to our Company, he served as President and Chief Financial Officer of Sonoran Energy, Inc. Mr. Smith received an MBA in Corporate Finance & Banking from the University of Pennsylvania (Wharton School). He also holds M.Ed and B.S. degrees from the University of Delaware.

Hal L. Bettis became our Senior Vice President and Chief Operating Officer on May 21, 2007. From 2004 through 2007, Mr. Bettis served as Executive Vice-President of Operations of Goldking Energy Corporation, which was acquired by our Company in May 2007. From 2001 through 2004, he served as President and Chief Operating Officer of Dunhill Resources, Inc. and from 1999 through 2001 he served as President and Chief Operating Officer of Willis Energy, LLC, each an independent oil and natural gas exploration and production company. From 1994 through 1999, Mr. Bettis served as Chief Operating Officer of Taylor Energy Company, an independent exploration and production company operating entirely in the Gulf of Mexico. Mr. Bettis received a B.S. in Petroleum Engineering from Mississippi State University.

Richard H. Mourglia has served as General Counsel and Senior Vice President–Land of Dune, Energy, Inc. since August 2008. From 1990 until joining Dune, Mr. Mourglia was in private practice in major law firms where his practice involved a variety of oil and gas transactional matters. Mr. Mourglia began his career in 1980 as a petroleum landman, including heading his own petroleum land services company from 1984 to 1990. Mr. Mourglia received a BBA in Finance in 1980 from The University of Texas at Austin and a law degree in 1990 from South Texas College of Law.

Our executive officers are appointed by our Board of Directors and serve at its discretion, subject to the terms of applicable employment agreements. There are no family relationships among any of the directors or executive officers of our Company.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics (“Code of Conduct and Ethics”) that applies to all our directors, officers and employees, including our Chairman, President and Chief Executive Officer, Chief Financial Officer and Senior Vice Presidents. A copy of our current Code of Conduct and Ethics can be found on our website at www.duneenergy.com. All documents which we have filed on the SEC’s EDGAR system are available for retrieval on their website at www.sec.gov, as well as available to the public from commercial document retrieval services. You may also obtain a copy of our Code of Conduct and Ethics at no cost, by writing or telephoning us at: Dune Energy, Inc., Two Shell Plaza, 777 Walker Street, Suite 2300, Houston, Texas 77002 (tel.: 713-229-6300). We undertake to make all disclosures that are required by applicable law concerning any subsequent amendments to, or waivers from, any provision of the Code of Conduct and Ethics.

Audit Committee

Our Audit Committee was established by our Board of Directors in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 for the purpose of overseeing our accounting and financial reporting processes and the audits of our financial statements. The responsibilities of the Audit Committee are described in the committee’s charter, a copy of which is available at our website, www.duneenergy.com. The current members of the Audit Committee are Michael R. Keener and Robert A. Schmitz . Michael R. Keener is the audit committee financial expert and is independent, as determined by our Board of Directors, and the applicable rules under the Securities Exchange Act of 1934 .

Item 11.	Executive Compensation

This Compensation Discussion and Analysis is intended to assist in understanding the Company’s compensation programs. It is intended to explain the philosophy underlying the Company’s compensation strategy and the fundamental elements of compensation paid to the Company’s President and Chief Executive Officer (“CEO”), Chief Financial Officer, and other individuals included in the Summary Compensation Table (“Named Executive Officers” or “executive officers”). The discussion is divided into the following sections:

I.	Executive Summary
II.	Compensation Philosophy, Objectives, and Key Considerations
III.	Roles of Participants in the Decision-Making Process
IV.	Items the Compensation Committee Considers When Making Compensation Decisions
V.	Elements of the 2012 Compensation Program
VI.	Employment Agreements and Severance Arrangements
VII.	Other Important Compensation Policies Affecting the Named Executive Officers

I. Executive Summary

The primary purpose of the Company’s compensation strategy is to reward results and align all employees’ interests with those of our shareholders. Our policy is to provide a portion of the executive officers’

compensation in cash, including an annual base salary along with an opportunity to receive an annual bonus. The other significant component of the executive officers’ compensation has historically been, and will continue to be, delivered in the form of long-term incentive equity awards, generally in the form of restricted stock. Consistent with our commitment to compensation tied to performance and increasing shareholder value, restricted stock has historically been granted to all employees, not just the executive officers, in an effort to keep the executive officers and other employees focused on shareholder growth.

During 2012, the Company continued to navigate through a challenging environment due to depressed natural gas prices and concerns regarding employee retention. These issues were similar to those faced in 2011, during which the Company completed its financial restructuring plan (the “restructuring”), which is briefly discussed below. These challenges and concerns underscore a critical and complementary driver in the Company’s overall approach to compensation, which is the need to retain employees, including the executive officers, through the long-term. The Board believes that keeping the current management team intact is essential to building shareholder value, and it has therefore chosen to link a significant portion of each executive officer’s total compensation to long-term equity awards that may vest over a period of three years.

Due to the uncertainty leading up to the financial restructuring in late 2011, the Company did not grant long-term incentive awards in 2011. Therefore, as discussed in more detail below (see Section V, “Elements of the 2012 Compensation Program – Long Term Equity Awards”), an off-cycle grant of restricted stock was made to employees, including the executive officers, in March 2012. In December 2012, the Company granted to employees long-term incentive awards for 2012, and it anticipates continuing such practice in the last fiscal quarter in 2013 and successive years, as performance dictates.

As discussed below, two other notable events occurred during 2012 with respect to compensation. First, the Company entered into amended employment agreements with Mr. James A. Watt, President and Chief Executive Officer, and Mr. Frank T. Smith, Jr., Senior Vice President and Chief Financial Officer. Prior to such amendment, the initial terms of the employment agreements of Messrs. Watt and Smith were set to expire on October 1, 2012. In order to motivate and retain Messrs. Watt and Smith for the foreseeable future, the amended employment agreements have an initial term through 2015 and 2014, respectively. Second, as discussed below and in the 2012 proxy statement, the Company revised the compensation structure for non-employee directors to be more market-competitive and to continue to attract highly qualified directors in the future.

During 2012, the Compensation Committee (and the rest of the Board of Directors) experienced a change in composition. Messrs. Richard Cohen, Alan Bell and William Greenwood, formerly members of the Compensation Committee, submitted their resignations from the Board of Directors effective January 17, 2012. The following day, Messrs. Eric Stearns, Stephen Kovacs and Dr. Alexander Kulpecz, Jr. were appointed to serve on the Company’s Board of Directors and as members of the Compensation Committee. Each member of the Compensation Committee qualifies as an independent, outside member of the Board of Directors in accordance with the requirements of current Securities and Exchange Commission (SEC) regulations.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2012, none of our executive officers served on the Board of Directors of any entities whose directors or officers served on our Compensation Committee. No current or past officers or employees of the Company serve on our Compensation Committee.

II. Compensation Philosophy, Objectives and Key Considerations

The nature of our business, which consists primarily of acquiring, exploring, exploiting, and developing oil and natural gas properties, is complex and requires that we attract and retain highly qualified and capable leaders that are strong technically and operationally. Therefore, our overall compensation philosophy is twofold: (1) to attract, retain, and motivate the executive officers who are critical to developing and executing on our business plan; and (2) to administer our compensation programs in a performance-driven manner that delivers compensation that is competitive and reasonable when compared to the marketplace.

The Compensation Committee has the responsibility for continually monitoring the compensation paid to the Named Executive Officers. The Compensation Committee believes that the compensation of the Company’s Named Executive Officers should encourage creation of shareholder value and achievement of strategic corporate objectives. Specifically, the Compensation Committee is committed to ensuring that the total compensation package for the Named Executive Officers will serve to:

•	Attract, retain, and motivate highly qualified senior executives by providing base salaries that are competitive with our peer companies;

•	Enhance the Company’s near-term financial performance by subjecting annual bonuses to performance measures that relate to improving the Company’s profitability during the measurement period; and

•	Increase shareholder value by providing stock-based long-term incentives in an effort to align the interests of senior executives with those of our stockholders.

At all times, the Compensation Committee aims to maintain consistency in its approach and execution of our overall executive compensation philosophy. However, the Compensation Committee may at times consider other factors in making decisions affecting executive compensation.

III. Roles of Participants in the Decision-Making Process

The following table summarizes the responsibilities of the Compensation Committee and management in determining and approving the executive compensation programs of the Company.

Compensation Committee

•   Reviews and makes recommendations to the Board of Directors regarding compensation of the Board of Directors and various committees thereof;

•   Determines program principles and philosophies to ensure the attraction and retention of qualified executive officers, the motivation of executive officers to achieve the Company’s business objectives, and the alignment of interests of key leadership with long-term shareholder growth;

•   Reviews state of executive compensation programs from time to time to ensure competitiveness in the marketplace;

•   Reviews recommendations made by the CEO regarding the compensation of the other executive officers;

•   Reviews and makes recommendations to the Board of Directors regarding annual bonus plan performance measures and goals;

•   Reviews and makes recommendations to the Board of Directors regarding each element of compensation for the Named Executive Officers, including base salary, short-term annual bonus targets and actual payouts, and long-term incentive equity award grants;

•   Reviews, adopts, and submits to the Board of Directors amendments to executive employment agreements, incentive plans and other equity-based plans; and

•   Has exclusive authority to retain or terminate the services of an independent compensation consultant.

Management

•   CEO recommends base salary levels, annual bonus plan target levels, and long-term incentive equity awards for executive officers other than himself; and

•   CEO provides information on performance goals for Compensation Committee consideration in structuring the performance-based components of the Company’s compensation programs.

IV. Items the Compensation Committee Considers When Making Compensation Decisions

Set forth below are several items that the Compensation Committee considers when making decisions that affect the compensation of the Named Executive Officers and other employees. As previously discussed, the Compensation Committee may find it necessary from time to time to consider items not specifically listed below.

Business Environment

We are an independent exploration and development company with operations focused along the Louisiana and Texas Gulf Coasts. We actively manage our drilling program to increase oil and gas reserves and production while seeking to keep finding and development costs and operating costs competitive. As we operate in a very cyclical industry, our executive team is crucial to the development and execution of our long-term strategy in order to build value for our shareholders through the volatile nature of our industry.

In light of the challenges faced over the last several years, including limited cash resources, the Company relied greatly on senior management in 2012 to provide leadership and direction to the Company. In late 2011, senior management led the effort to restructure the Company’s debt obligations, which resulted in the Company entering into an agreement with bond holders in which the Company eliminated certain outstanding notes and related cash interest expense in exchange for a combination of equity securities and new debt securities. In late 2012, senior management again led the effort at reaching an agreement with the Company’s major shareholders in which the Company raised $30 million through the sale of approximately 18.8 million new shares of common stock.

While the restructuring and the equity offering were major accomplishments that we believe are essential to the Company’s future success, the events leading up to these accomplishments created uncertainty at all levels within the organization. As a result, the Compensation Committee has and will continue to monitor the impact of industry and company-specific challenges that lead to employee retention concerns in the design and administration of our compensation programs.

Market Trends

From time to time, the Compensation Committee reviews trends in executive compensation, both among our direct competitors and within the broader energy industry. In addition, when the need arises, the Compensation Committee considers market levels of compensation paid to our competitors in making compensation decisions.

In 2012, the Compensation Committee engaged Towers Watson & Co. to provide competitive benchmark levels of executive compensation within the independent oil and gas exploration and production industry for the Chief Executive Officer and Chief Financial Officer. As discussed later, the Compensation Committee utilized the benchmark data to make informed adjustments to certain executive officers’ base salaries in June 2012 and to determine the 2012 long-term incentive awards granted in December 2012.

When examining market trends and competitive levels of executive compensation, the Company generally looks first and foremost to the Peer Group. The Company’s Peer Group for 2012, as reviewed and approved by the Compensation Committee, is shown below. Specifically, the Peer Group was utilized in 2012 for purposes of measuring relative total stockholder return for the performance-based long-term incentive awards granted to the executive officers.

•	ATP Oil and Gas Corporation;

•	Callon Petroleum Company;

•	Crimson Exploration, Inc.;

•	Energy Partners, Ltd.;

•	Energy XXI, Ltd.;

•	Goodrich Petroleum Corporation;

•	PetroQuest Energy, Inc.;

•	Stone Energy Corporation; and

•	W&T Offshore, Inc.

The Compensation Committee believes that the companies contained in the Peer Group were appropriate for the purpose of measuring relative total stockholder return because they are the Company’s direct competitors, both operationally and in competing for our executive talent. For 2013, ATP Oil and Gas Corporation will be removed due to an announced bankruptcy filing, and will be replaced with Saratoga Resources, Inc.

Consideration of Risk

Our compensation programs are designed to provide the Named Executive Officers incentives to manage the Company for the long term, while avoiding excessive risk-taking in the short term. In addition, certain elements of the executive officers’ compensation have been and will continue to be paid out over multiple years (e.g., long-term incentive equity awards which generally vest over a three-year period). The Compensation Committee develops goals and objectives based on a mix of performance metrics to avoid excessive weight on any single criterion. Likewise, the compensation of our executive officers has historically been, and will continue to be, balanced among base salary, annual bonus, and long-term equity incentive awards (in particular, restricted stock awards, which the Compensation Committee views as an appropriate vehicle to deliver compensation to the executive officers). The Compensation Committee believes that the Company’s executive compensation practices in 2012 are appropriate to (i) encourage the executive officers to take appropriate levels of risk; and (ii) create sustained shareholder value over a long period of time. If and when the Compensation Committee modifies the overall compensation program in the future, it will at such times examine the new programs to determine if they encourage the executive officers to continue to take appropriate levels of risk.

Tax and Accounting Considerations

The Company considers the tax and accounting implications regarding the delivery of various forms of compensation. Section 162(m) of the Internal Revenue Code of 1986 (“Code”), as amended, generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to a corporation’s Principal Executive Officer and the three other most highly compensated executive officers (excluding the Principal Financial Officer). In connection with the compensation of the Company’s executive officers, the Compensation Committee is aware of Code section 162(m) as it relates to deductibility of qualifying compensation paid to executive officers. The Compensation Committee attempts, where practical, to comply with the requirements of Code section 162(m) so that all compensation is deductible.

As required under current accounting guidance, the Company has adopted Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”) for all stock-based awards. ASC Topic 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options and restricted stock awards, based on the aggregate grant date “fair value” of these awards. The Company takes into account the accounting treatment of stock-based awards in determining the type and amount of awards to be granted to the executive officers and other employees. In 2012 and prior years, such accounting treatment has in part influenced the Compensation Committee to utilize restricted stock rather than stock options when granting long-term equity incentives to employees, including the executive officers.

V. Elements of the 2012 Compensation Program

The following discussion provides insights into the various elements of our 2012 compensation program. On the whole, the 2012 compensation program was similar to the 2011 compensation program, although several meaningful changes were made, as bulleted below and discussed on the following pages.

•	Adjustments were made to the base salaries of the executive officers (other than Mr. Watt) to levels more competitive with market practices.

•

For fiscal year 2011, regular annual bonuses were not earned, but the Company did award retention bonuses to the executive officers upon the completion of the Company’s restructuring. For fiscal year 2012, the Company determined that performance was such that annual bonuses should be paid. In addition, the Compensation Committee approved the addition of health, safety and environmental measures to each executive officer’s individual goals.

•

After not granting long-term equity awards to any employees in 2011 due to the impending restructuring, the Board of Directors unanimously authorized the adoption of the 2012 Stock Incentive Plan (“2012 Plan”). Concurrently, the Compensation Committee developed a blueprint for granting long-term incentives over the next few years.

The Compensation Committee believes that the changes made, particularly with respect to long-term equity awards, will continue to guide the Company to an objective and performance-based compensation model.

The elements of compensation utilized in 2012 to retain and motivate the Named Executive Officers included:

•	Base Salary;

•	Annual Bonus;

•	Long-Term Equity Awards;

•	Retirement Benefits;

•	Health and Insurance Plans; and

•	Perquisites.

Below is a discussion of each element of compensation listed above, including the purpose of each element, why the Compensation Committee elects to pay each element, how each element was determined by the Compensation Committee, and how each element and the Compensation Committee’s decisions regarding the payment of each element relate to the Company’s goals. Details of compensation for our executive officers can be found in the tables below.

Base Salary

Base salary is the starting point in a compensation package that will attract and retain executives. Base salary provides a steady income as the foundation upon which performance incentives can build. The Compensation Committee believes that base salary should be competitive with the companies within the Peer Group and the broader oil and gas exploration and production industry.

It is the Compensation Committee’s goal to set base salary to reflect the role, responsibility and level of experience of each executive officer over time. Base salary, although not directly connected to performance, is essential to compete for talent, and the Company’s failure to pay a competitive base salary could affect our ability to recruit and retain qualified members of management. Base salary was determined by analyzing the base salaries of comparable executives in our Peer Group and considering the abilities, qualifications, accomplishments, and prior work experience of each executive officer.

In addition, as previously discussed, during 2012 Towers Watson & Co. provided to the Compensation Committee competitive benchmark levels of executive compensation, including market competitive salaries for the Chief Executive Officer and Chief Financial Officer.

Based on the Company’s view of competitive salaries in light of all the data available, the Compensation Committee, effective June 16, 2012, increased the base salaries of Messrs. Smith, Bettis and Mourglia as shown in the following table. Mr. Watt’s base salary has remained unchanged since January 1, 2008.

Named Executive Officer	2011 Base Salary	2012 Base Salary	% Increase
James A. Watt President and Chief Executive Officer	$550,000	$550,000	—%
Frank T. Smith, Jr. Senior Vice President, Chief Financial Officer & Secretary	279,000	306,000	10%
Hal L. Bettis Executive Vice President & Chief Operating Officer	279,000	306,000	10%
Richard H. Mourglia General Counsel and Senior Vice President–Land	245,000	269,000	10%

Annual Bonus

Annual bonuses are provided to the Named Executive Officers through the Company’s bonus program, which is designed to support the near-term initiatives of the business and to position the Company for the future by focusing on annual goals, both financial and operational.

The Named Executive Officers have the opportunity to receive an annual bonus that is tied to the main controllable operating criteria of the Company. In 2012 and prior years, these operating criteria were based on performance in three primary areas: (i) growth in reserves (producing and non-producing) year over year; (ii) increased annual production volumes; and (iii) limiting finding and development costs and/or LOE costs. The Company intentionally ties the annual bonus to these three elements to keep executive officers focused on the elements of the Company’s business that are critical to its success in the marketplace. The Company adopts pre-established objective targets in most areas of the annual bonus program, against which actual performance is later measured.

Additionally, individual goals are set for each executive officer. These individual performance goals can impact the actual annual bonus awarded. The Compensation Committee periodically reviews and updates individual goals for the executive officers based on the responsibilities of each of their positions. As previously discussed, the Compensation Committee approved the addition of health, safety and environmental measures to each executive officer’s individual goals for 2012.

The Compensation Committee sets target annual bonus opportunities so that total cash compensation (base salary plus annual target bonus) is competitive with executives within the Peer Group. The Company’s annual bonus is designed to pay for performance and is at risk. Annual bonus amounts could payout between zero and two hundred percent (200%) of each Named Executive Officer’s target percentage based on corporate and individual performance relative to target levels set by the Compensation Committee.

The executive officers’ target annual bonus opportunities for 2012 are set forth in the table below. The target bonus percentages remain unchanged from 2011, with the exception of Mr. Smith. In connection with entering into an amended employment agreement with Mr. Smith, his target bonus was increased from 60% to 70% of base salary.

	2012 Target Bonus
Named Executive Officer	Target Bonus (% of Salary)	Target Bonus
James A. Watt	100%	$550,000
Frank T. Smith, Jr.	70%	214,200
Hal L. Bettis	70%	214,200
Richard H. Mourglia	60%	161,400

Based on the Company’s performance during fiscal year 2012 as compared to the reserve growth, production growth, and finding and development and LOE cost containment targets established by the Compensation Committee in early 2012, and based upon each executive officer’s achievements versus the individual goals previously established, the Compensation Committee determined that overall performance supported a bonus payout for 2012 at approximately one-half of each executive officer’s target bonus. Half of Mr. Watt’s annual bonus payment was made in the form of restricted shares that will vest ratably over three years. To account for the fact that this portion of Mr. Watt’s bonus is subject to future vesting conditions, the restricted stock portion of Mr. Watt’s 2012 bonus was increased by 25%. The table below shows the 2012 bonus earned by each executive officer:

Named Executive Officer	2012 Actual Bonus Earned
James A. Watt	$274,500	(1)
Frank T. Smith, Jr.	106,900
Hal L. Bettis	106,900
Richard H. Mourglia	80,600

Long-Term Equity Awards

As previously discussed, the Company did not grant long-term equity awards to any employee in 2011 due to the restructuring. On March 5, 2012, the Board of Directors unanimously authorized the adoption of the 2012 Plan to become effective immediately. The 2012 Plan was subsequently approved by shareholders on June 5, 2012 at the annual meeting of stockholders. The 2012 Plan is administered by the Compensation Committee, which under the plan may grant any one or a combination of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights and phantom stock awards, as well as purchased stock, bonus stock and other performance awards. Except for incentive stock options, which may only be granted to employees of the Company, awards under the 2012 Plan may be granted to employees and non-employee directors of the Company who are designated by the Compensation Committee. The aggregate number of shares of common stock that may be issued or transferred to grantees under the 2012 Plan may not exceed 3,250,000 shares.

At the time it authorized the adoption of the 2012 Plan, the Compensation Committee developed a blueprint for granting long-term equity awards in 2012 and 2013. The blueprint calls for a mix of time-based and performance-based restricted shares to be granted to the Company’s employees, including the Named Executive Officers, in three main installments:

•

Approximately three-sevenths of the total planned shares to be granted (the “3/7ths Grant”) were granted on March 5, 2012. The Compensation Committee viewed the 3/7ths Grant as compensation for 2011 since no long-term equity awards were granted in 2011.

[1]	Fifty percent of the annual bonus earned by Mr. Watt was granted in the form of restricted stock which will vest over a three-year period. To account for the vesting restrictions, the portion of the bonus delivered in restricted shares was increased by 25%.

•

Approximately two-sevenths of the total planned shares to be granted (the “First 2/7ths Grant”) were granted on December 3, 2012. The Compensation Committee views the First 2/7ths Grant as the regular long-term equity award for 2012.

•	Approximately two-sevenths of the total planned shares to be granted (the “Last 2/7ths Grant”) are expected to be granted in late 2013 as the main long-term equity award for 2013.

Restricted stock has historically been granted to the executive officers to align their interests with those of shareholders and to incent them to increase the Company’s stock price over time. It is the Compensation Committee’s belief that executive officers should have a significant interest tied to long-term performance and increasing shareholder value. The Compensation Committee believes the best way to accomplish this is through stock ownership of the Company.

At the time of the 3/7ths Grant, which occurred on March 5, 2012, the Compensation Committee approved awards of 834,500 restricted shares to employees, including 327,700 restricted shares to the Named Executive Officers as set forth below.

	2012 Restricted Shares – 3/7ths Grant
Named Executive Officer	Performance- Based	Time- Based	Total
James A. Watt	133,200	—	133,200
Frank T. Smith, Jr.	33,800	33,800	67,600
Hal L. Bettis	33,800	33,800	67,600
Richard H. Mourglia	29,650	29,650	59,300

The 3/7ths Grant reflects our increased focus on performance-based pay, which translates to a significant portion of our executive officers’ compensation being based on long-term incentives which are at risk based on the Company’s performance. All of Mr. Watt’s restricted shares and 50% of the other executive officers’ restricted shares are subject to performance vesting based on the Company’s total stockholder return relative to the Peer Group. The remaining 50% of Messrs. Smith’s, Bettis’ and Mourglia’s restricted shares are subject to time-based vesting over a three-year period.

The performance-based restricted shares within the 3/7ths Grant are divided into three annual performance periods. The annual performance periods and corresponding vesting dates are shown below.

Annual Performance Period	Corresponding Vesting Date
January 1 – December 31, 2012	March 5, 2013
January 1 – December 31, 2013	March 5, 2014
January 1 – December 31, 2014	March 5, 2015

Within each annual performance period, the performance-based restricted shares may vest based on the Company’s relative total stockholder return compared to the Peer Group as follows:

Total Stockholder Return Relative to the 2012 Peer Group	% of Performance-Based Restricted Shares Vesting
≥ 75th percentile	100%
≥ 50th percentile but < 75th percentile	75%
≥ 25th percentile but < 50th percentile	50%
< 25th percentile	—%

At the time of the First 2/7ths Grant, which occurred on December 3, 2012, the Compensation Committee approved awards of 578,933 time-based restricted shares to employees, including 241,900 restricted shares to the

Named Executive Officers as set forth below. Such time-based restricted shares vest ratably over three years from the date of grant.

Named Executive Officer	Time – Based Restricted Shares –First 2/7ths Grant
James A. Watt	92,300
Frank T. Smith, Jr.	51,400
Hal L. Bettis	52,200
Richard H. Mourglia	46,000

In addition to the 3/7ths Grant and the First 2/7ths Grant, the Company also made the following grants of time-based restricted shares, which vest ratably over three years, to the Named Executive Officers during 2012:

•

125,000 and 100,000 shares of restricted stock to Messrs. Watt and Smith, respectively, on October 1, 2012 in connection with entering into amended employment agreements with the Company and in recognition of their efforts. The fair value of these one-time, special grants was $243,750 for Mr. Watt and $195,000 for Mr. Smith.

•

82,700 shares of restricted stock to Mr. Watt on December 3, 2012 to aid in the Company’s efforts to provide meaningful, retention-based compensation to him and to bring his total compensation to a level that was more competitive with comparable market data. The fair value of this one-time, special grant was $132,320.

Retirement Benefits

The Company does not have a defined benefit pension plan. However, the Named Executive Officers are eligible to participate in the Dune Energy 401(k) Plan (“401(k) Plan”), which is a Company-wide, tax-qualified retirement plan. The intent of this plan is to provide all employees with a tax-advantaged savings opportunity for retirement. The Company sponsors this plan to help employees in all levels of the Company save and accumulate assets for use during their retirement. As required, eligible pay under this plan is capped at IRC annual limits. The Company makes annual matching contributions to the 401(k) Plan on behalf of all employees, including the Named Executive Officers.

Health and Insurance Plans

The Named Executive Officers are eligible to participate in Company-sponsored benefit plans on the same terms as those generally provided to all salaried employees. Basic health benefits, dental benefits, and similar programs are provided to make certain that access to healthcare and income protection is available to the Company’s employees and the employees’ family members. The cost of Company-sponsored benefit plans is negotiated by the Company with the providers of such benefits, and the executive officers contribute to the cost of their benefits.

Perquisites

The Company has not historically provided perquisites for its executive officers. Prior to 2011, the Company provided Mr. Bettis with a modest car allowance pursuant to an arrangement with a company previously acquired by Dune Energy. Effective May 1, 2011, Messrs. Smith, Bettis and Mourglia were each provided a car allowance of $1,500 per month. Effective July 2012, we ceased providing car allowances to all executive officers.

VI. Employment Agreements and Severance Agreements

In 2012, the Company entered into amended employment agreements with Messrs. Watt and Smith. Such amended employment agreements are largely similar to their prior employment agreements, which were effective October 1, 2009 with a term of three years.

For employees that are not party to an employment agreement, the Employee Severance Plan (the “Severance Plan”) provides for severance and other benefits upon certain termination events. For more information regarding the Severance Plan, please refer to the section “Potential Payments Upon Termination or Change In Control.”

Set forth below are the general terms of the current employment agreements with Messrs. Watt and Smith. Each executive has the right to voluntarily terminate his employment at any time.

James Watt—President and Chief Executive Officer

The effective date of Mr. Watt’s current employment agreement, as amended, is October 1, 2012. The initial term begins on the effective date and ends on December 31, 2015. The Company or Mr. Watt may give written notice at least sixty (60) days prior to the end of the initial term of the intent to terminate or modify the employment agreement. If no such notice is given, the agreement will automatically renew and continue in effect for successive one-year periods.

Under the agreement, Mr. Watt serves as the President and Chief Executive Officer of the Company. Pursuant to the agreement, Mr. Watt receives an annual base salary of $550,000. During the term of the agreement, Mr. Watt is entitled to earn an annual performance bonus. The amount of the annual bonus is targeted at 100% of his annual base salary, based primarily upon the achievement of performance criteria previously discussed in the section “Elements of the 2012 Compensation Program – Annual Bonus.” The amount of the actual annual bonus can be less than or more than the target bonus, but in no event will it exceed 200% of the then applicable base salary.

According to the terms of the agreement, Mr. Watt also received a grant of 125,000 shares of restricted stock which vest in equal installments on each of the first three anniversaries of the effective date.

Mr. Watt is entitled to medical, disability insurance, life insurance and other similar benefits provided by the Company, subject to the terms and conditions of those programs.

In addition, Mr. Watt’s employment agreement contains termination trigger events that provide for the payment of severance and other benefits upon certain termination events. For more information regarding such provisions contained in Mr. Watt’s employment agreement, please refer to the section “Potential Payments Upon Termination or Change In Control.”

Frank Smith—Senior Vice President and Chief Financial Officer

The effective date of Mr. Smith’s current employment agreement, as amended, is October 1, 2012. The initial term begins on the effective date and ends on December 31, 2014. The Company or Mr. Smith may give written notice at least sixty (60) days prior to the end of the initial term of the intent to terminate or modify the employment agreement. If no such notice is given, the agreement will automatically renew and continue in effect for successive one-year periods.

Under the agreement, Mr. Smith serves as the Senior Vice President and Chief Financial Officer of the Company. Pursuant to the agreement, Mr. Smith receives an annual base salary of $306,000. During the term of the agreement, Mr. Smith is entitled to earn an annual performance bonus. The amount of the annual bonus is targeted at 70% of his annual base salary, based primarily upon the achievement of performance criteria previously discussed in the section “Elements of the 2012 Compensation Program – Annual Bonus.” The amount of the actual annual bonus can be less than or more than the target bonus, but in no event will it exceed 140% of the then applicable base salary.

According to the terms of the agreement, Mr. Smith also received a grant of 100,000 shares of restricted stock which vest in equal installments on each of the first three anniversaries of the effective date.

Mr. Smith is entitled to medical, disability insurance, life insurance and other similar benefits provided by the Company, subject to the terms and conditions of those programs.

In addition, Mr. Smith’s employment agreement contains termination trigger events that provide for the payment of severance and other benefits upon certain termination events. For more information regarding such provisions contained in Mr. Smith’s employment agreement, please refer to the section “Potential Payments Upon Termination or Change In Control.”

VII. Other Important Compensation Policies Affecting the Named Executive Officers

Financial Restatement

Currently, the Compensation Committee does not have an official policy in place governing retroactive modifications to any cash or equity-based incentive compensation paid to the Named Executive Officers where the payment of such compensation was predicated upon the achievement of specified financial results that were subsequently the subject of a restatement. The Compensation Committee will, if the need arises, make a determination as to whether and to what extent compensation should be recaptured should there be a financial restatement. We intend to institute a claw back policy in the future, to the extent applicable, when the SEC promulgates rules as provided under the Dodd-Frank Act.

Stock Ownership Requirements

The Compensation Committee does not maintain a formal policy relating to stock ownership guidelines or requirements for its Named Executive Officers or its Board of Directors. The Compensation Committee does not believe it is necessary to impose such a policy on these groups. If circumstances change, the Compensation Committee will review whether such a policy is appropriate for its executive officers and the Board of Directors.

Trading in the Company’s Stock Derivatives

The Compensation Committee does not currently have a formal policy in place prohibiting executive officers of the Company from purchasing or selling options on the Company’s common stock, engaging in short sales with respect to the Company’s common stock, or trading in puts, calls, straddles, equity swaps or other derivative securities that are directly linked to the Company’s common stock. The Compensation Committee is not aware that any of the executive officers have entered into these types of arrangements. To the Company’s knowledge, there are no actively traded options in the Company’s common stock.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate to the Compensation Committee, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K to be delivered to shareholders.

Submitted by the Compensation Committee:

Eric E. Stearns
Dr. Alexander A. Kulpecz, Jr.

SUMMARY COMPENSATION TABLE

The Summary Compensation Table below displays the total compensation awarded to, earned by or paid to the Named Executive Officers for the fiscal years ending December 31, 2012, December 31, 2011 and December 31, 2010. All amounts shown below are in dollars.

Name and Principal Position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)		Stock Award(s)(1) ($) (e)	Option Award(s) ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($) (h)	All Other Compensation (2) ($) (i)	Total ($) (j)
James A. Watt,	2012	550,000		308,814	(3)(4)	884,278	—	—	—	17,000	1,760,092
President and Chief	2011	550,000		550,000	(5)	—	—	—	—	16,500	1,116,500
Executive Officer	2010	550,000		55,000		23,375	—	—	—	48,106	676,481

Frank T . Smith, Jr.,	2012	293,680	(7)	106,900	(3)	483,983	—	—	—	26,000	910,563
Senior Vice President,	2011	279,000		167,400	(5)	—	—	—	—	28,500	474,900
Chief Financial	2010	268,000		26,800		11,390	—	—	—	16,500	322,690
Officer and Secretary

Hal L. Bettis,	2012	293,680	(7)	106,900	(3)	290,263	—	—	—	26,000	716,843
Executive Vice	2011	279,000		195,300	(5)	—	—	—	—	29,300	503,600
President and Chief Operating Officer (6)	2010	268,000		26,800		11,390	—	—	—	18,900	325,090

Richard H. Mourglia,	2012	258,049	(7)	80,600	(3)	254,959	—	—	—	24,960	618,568
General Counsel and	2011	245,000		147,000	(5)	—	—	—	—	27,420	419,420
Senior Vice President-Land	2010	235,000		23,500		9,996	—	—	—	—	268,496

(1)	The amounts in column (e) represent the fair value of the restricted stock awards granted in the years listed. The fair value of the time-based restricted stock awards is based on the fair market value on the date of grant, calculated as the closing trading value of the Company’s common stock on the date of grant. The fair value of the performance-based restricted stock awards is valued using the Monte Carlo simulation. None of the executive officers were granted restricted stock awards in 2011.
(2)	Represents matching contributions allocated to the executive’s account under the 401(k) Plan, car allowances, and various other payments as detailed in the following All Other Compensation table.
(3)	Represents bonus awards earned in 2012, but paid in 2013.
(4)	Mr. Watt’s bonus payment under the 2012 Bonus Plan is $274,500, or 49.9% of his target, which was satisfied through an award of $137,250 cash and 103,978 shares of the Company’s common stock. Such stock will vest over a three (3) year period. To account for receiving shares subject to vesting conditions, the amount of shares granted was increased by 25%. To determine the number of shares granted, half of the total bonus amount ($137,250) was divided by $1.65 per share (the closing price on January 28, 2013) and multiplied by 1.25.
(5)	Represents retention bonuses paid to the executive officers on December 27, 2011 following the successful completion of the Company’s restructuring.
(6)	On January 31, 2013, Mr. Bettis’ title changed to Executive Vice President, Business Development and Environmental Affairs.
(7)	On June 16, 2012, the base salary amounts for Messrs. Smith, Bettis, and Mourglia increased to $306,000, $306,000, and $269,000, respectively. The base salary amounts presented in the table represent the actual salary received by each Named Executive Officer in 2012.

ALL OTHER COMPENSATION

The following table includes certain information with respect to the other compensation received by the Named Executive Officers for the fiscal years ending December 31, 2012, 2011 and 2010, respectively, which was shown at a summary level in column (i) of the Summary Compensation Table. All amounts shown below are in dollars.

		Company		Equity
		Contributions	Car	Modification
		to 401(k) Plan	Allowance (1)	Payment (2)
Name and Principal Position	Year	($)	($)	($)	Total ($)
James A. Watt,	2012	17,000	—	—	17,000
President and Chief	2011	16,500	—	—	16,500
Executive Officer	2010	16,500	—	31,606	48,106

Frank T . Smith, Jr.,	2012	17,000	9,000	—	26,000
Senior Vice President,	2011	16,500	12,000	—	28,500
Chief Financial Officer and Secretary	2010	16,500	—	—	16,500

Hal L. Bettis,	2012	17,000	9,000	—	26,000
Executive Vice President and	2011	16,500	12,800	—	29,300
Chief Operating Officer	2010	16,500	2,400	—	18,900

Richard H. Mourglia,	2012	15,960	9,000	—	24,960
General Counsel and	2011	15,420	12,000	—	27,420
Senior Vice President -Land	2010	—	—	—	—

(1)	Represents monthly car allowance payments of $1,500 for Messrs. Smith, Bettis and Mourglia from May 2011 to June 2012. Prior to May 2011, Mr. Bettis was paid a monthly car allowance of $200.
(2)	In 2010, the repurchase feature with respect to Mr. Watt’s April 17, 2007 restricted stock grant was removed. This modification resulted in a payment for taxes in the amount of approximately $31,606.

GRANTS OF PLAN BASED AWARDS

The Grants of Plan Based Awards Table discloses the total number of equity and non-equity incentive based plan awards actually granted during the year. The Grants of Plan Based Awards Table should be read in conjunction with the Summary Compensation Table. The value of the equity award granted during 2012 is shown at the grant date fair value of the award.

			Estimated Future Payouts
			Under Non-Equity Incentive			Estimated Future Payouts Under Equity
			Plan Awards			Incentive Plan Awards				All Other	All Other
Name (a)	Grant Date (b)		Threshold ($) (c)	Target ($) (d)	Maxi- mum ($) (e)	Threshold (#) (f)	Target (#) (g)		Max- imum (#) (h)	Stock Awards: Number of Shares of Stock or Units (#) (i)	Option Awards: Number of Securities Underlying Options (#) (j)	Exercise of Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards (l)
James A. Watt	3/5/2012		—	—	—	—	133,200	(1)	133,200	—	—	—	360,528	(2)
	10/1/2012	(3)	—	—	—	—	—		—	125,000	—	—	243,750	(4)
	12/3/2012		—	—	—	—	—		—	92,300	—	—	147,680	(5)
	12/3/2012		—	—	—	—	—		—	82,700	—	—	132,320	(5)

Frank T. Smith, Jr.	3/5/2012		—	—	—	—	33,800	(1)	33,800	—	—	—	91,485	(2)
	3/5/2012		—	—	—	—	—		—	33,800	—	—	115,258	(6)
	10/1/2012	(3)	—	—	—	—	—		—	100,000	—	—	195,000	(4)
	12/3/2012		—	—	—	—	—		—	51,400	—	—	82,240	(5)

Hal L. Bettis	3/5/2012		—	—	—	—	33,800	(1)	33,800	—	—	—	91,485	(2)
	3/5/2012		—	—	—	—	—		—	33,800	—	—	115,258	(6)
	12/3/2012		—	—	—	—	—		—	52,200	—	—	83,520	(5)

Richard H. Mourglia	3/5/2012		—	—	—	—	29,650	(1)	29,650	—	—	—	80,252	(2)
	3/5/2012		—	—	—	—	—		—	29,650	—	—	101,107	(6)
	12/3/2012		—	—	—	—	—		—	46,000	—	—	73,600	(5)

(1)

The performance-vesting restricted stock vests based on the satisfaction of certain performance criteria over a three year performance period. For each performance period, 100% of the awards vest if the Company’s Total Stock Return Performance equals or exceeds the 75th percentile of its peer group; 75% of the awards vest if the Company’s Total Stock Return Performance equals or exceeds the 50th percentile but falls below the 75th percentile of the peer group, and 50% of the awards vest if the Company’s Total Stock Return Performance equals or exceeds the 25th percentile but falls below the 50th percentile of the peer group.

(2)	Represents the fair value of the shares on the grant date as valued using the Monte Carlo simulation ($2.66 for Performance Period A; $2.70 for Performance Period B; and $2.76 for Performance Period C).
(3)	The October 1, 2012 restricted stock grants were made in connection with the amended employment agreements.
(4)	Represents the fair value of the shares granted at a per share fair value of $1.95 on the grant date.
(5)	Represents the fair value of the shares granted at a per share fair value of $1.60 on the grant date.
(6)	Represents the fair value of the shares granted at a per share fair value of $3.41 on the grant date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The Outstanding Equity Awards at Fiscal Year End Table reflects each Named Executive Officer’s unexercised option award holdings and unvested restricted stock awards at December 31, 2012 on an individual award basis.

	Option Awards					Stock Awards(1)
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (h)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
James A. Watt	—	—	—	—	—	300,459	(2)	465,711	(3)	111,000	172,050	(3)
Frank T. Smith, Jr.	—	—	—	—	—	185,424	(2)	287,407	(3)	28,167	43,659	(3)
Hal L. Bettis	—	—	—	—	—	86,224	(2)	133,647	(3)	28,167	43,659	(3)
Richard H. Mourglia	—	—	—	—	—	75,846	(2)	117,561	(3)	24,709	38,299	(3)

(1)	As noted below, a portion of the restricted stock vest based on the satisfaction of certain performance criteria.
(2)	On December 22, 2011, the Company effected a 100-for-1 reverse stock split. The share amounts shown are on a post-reverse stock split basis. Details regarding the grant dates, number of unvested restricted shares, and general vesting criteria are shown below.
(3)	The fair market value of Dune Energy stock on December 31, 2012 was $1.55 per share.

Name	Grant Date	Unvested Restricted Shares		Vesting Criteria (1)	Total Unvested Restricted Shares
James A. Watt	11/18/2010	459	(2)	Time-Based	411,459
	3/5/2012	111,000		Performance-Based
	10/1/2012	125,000		Time-Based
	12/3/2012	92,300		Time-Based
	12/3/2012	82,700		Time-Based

Frank T. Smith, Jr.	11/18/2010	224	(2)	Time-Based	213,591
	3/5/2012	33,800		Time-Based
	3/5/2012	28,167		Performance-Based
	10/1/2012	100,000		Time-Based
	12/3/2012	51,400		Time-Based

Hal L. Bettis	11/18/2010	224	(2)	Time-Based	114,391
	3/5/2012	33,800		Time-Based
	3/5/2012	28,167		Performance-Based
	12/3/2012	52,200		Time-Based

Richard H. Mourglia	11/18/2010	196	(2)	Time-Based	100,555
	3/5/2012	29,650		Time-Based
	3/5/2012	24,709		Performance-Based
	12/3/2012	46,000		Time-Based

(1)	All restricted stock awards vest ratably over three years, subject to satisfying performance goals, where applicable.
(2)	Award adjusted for the December 22, 2011 100-for-1 reverse stock split.

OPTION EXERCISES AND STOCK VESTED

The Option Exercises and Stock Vested Table reflects the stock options actually exercised by, and shares of stock that vested for, each of the Named Executive Officers during 2012.

	Option Awards (1)		Stock Awards
Name (a)	Number of Shares Acquired On Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)		Value Realized on Vesting ($) (e)
James A. Watt	—	—	1,017	(2)	1,813	(3)
Frank T. Smith, Jr.	—	—	670	(2)	1,206	(4)
Hal L. Bettis	—	—	325	(2)	537	(5)
Richard H. Mourglia	—	—	284	(2)	470	(6)

(1)	No stock options were exercised by the Named Executive Officers in 2012.
(2)	The share amounts shown are on a post-reverse stock split basis.
(3)	Represents the fair market value for 559 shares on September 30, 2012 at $1.85 per share and 458 shares on November 18, 2012 at $1.70 per share.
(4)	Represents the fair market value for 447 shares on September 30, 2012 at $1.85 per share and 223 shares on November 18, 2012 at $1.70 per share.
(5)	Represents the fair market value for 102 shares on December 31, 2012 at $1.55 per share and 223 shares on November 18, 2012 at $1.70 per share.
(6)	Represents the fair market value for 88 shares on December 31, 2012 at $1.55 per share and 196 shares on November 18, 2012 at $1.70 per share.

PENSION BENEFITS

The Pension Benefits Table discloses information pertaining to pension benefits provided to the Named Executive Officers. The Company does not provide pension benefits to the Named Executive Officers. Therefore, the Pension Benefits table has been omitted from this disclosure.

NONQUALIFIED DEFERRED COMPENSATION

The Nonqualified Deferred Compensation Table discloses information pertaining to nonqualified deferred compensation benefits provided to the Named Executive Officers. The Company does not provide nonqualified deferred compensation benefits to the Named Executive Officers. Therefore, the Nonqualified Deferred Compensation table has been omitted from this disclosure.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following paragraphs discuss the incremental compensation that would be payable by the Company to each remaining Named Executive Officer in the event of the Named Executive Officer’s termination of employment with the Company under various scenarios including: 1) voluntary termination without Good Reason; 2) termination in the event of death or disability; 3) termination without cause or for Good Reason absent a change in control; and 4) termination without cause or for Good Reason in connection with a change in control. In accordance with applicable SEC rules, the following discussion assumes:

(i)	That the termination event in question occurred on December 31, 2012; and

(ii)	With respect to calculations based on the Company’s stock price, the stock was priced at $1.55, which was the closing price of one share of the Company’s common stock on December 31, 2012.

Pursuant to applicable SEC rules, the analysis contained in this section does not consider or include payments made to a Named Executive Officer with respect to contracts, agreements, plans or arrangements to the extent they do not discriminate in scope, terms or operation, in favor of executive officers of the Company and that are available generally to all salaried employees, such as the Company’s 401(k) Plan. The actual amounts that would be paid upon a Named Executive Officer’s termination of employment can only be determined at the time of such executive officer’s termination from the Company. Due to the number of factors that affect the nature and amount of any compensation or benefits provided upon the termination events, any actual amounts paid or distributed may be higher or lower than reported below. Factors that could affect these amounts include the timing during the year of any such event and the Company’s stock price.

Payments to be made to Messrs. Watt and Smith as a result of the set forth termination events are based on such executive officer’s respective employment agreement. Messrs. Bettis and Mourglia are not parties to employment agreements and, therefore, the payments they would receive upon each of the termination events discussed below are generally provided by the Severance Plan.

In addition, as described below, the terms of the executive officers’ restricted stock awards granted pursuant to the 2007 and 2012 Stock Incentive Plans provide for accelerated vesting to varying degrees upon each of the termination events as discussed below.

Voluntary Termination

Pursuant to the terms of Messrs. Watt’s and Smith’s respective employment agreements, the Company is not obligated to pay any separation payments in the event that the executive voluntarily terminates employment with the Company. Similarly, the Severance Plan does not provide for a severance payment upon an executive officer’s voluntary termination.

In addition, all outstanding and unvested restricted stock awards are forfeited if the executive officers voluntarily terminate employment with the Company.

In the event of Messrs. Watt’s and Smith’s termination, unless such termination is without cause or due to a resignation for Good Reason, these executive officers will be subject to one (1) year non-competition and non-solicitation provisions as provided in their respective employment agreements.

Termination in the event of Death or Disability

Messrs. Watt’s and Smith’s respective employment agreements do not provide for severance payments in the event of the executives’ death or disability.

The Severance Plan provides that Messrs. Bettis and Mourglia would be entitled to a payout equal to their respective pro-rata target bonuses upon termination due to death or disability. As previously discussed, the target bonuses for Messrs. Bettis and Mourglia are as follows:

Named Executive Officer	Base Salary	Target Bonus (% of Salary)	Target Bonus
Hal L. Bettis	$306,000	70%	$214,200
Richard H. Mourglia	269,000	60%	161,400

Unvested restricted stock awards held by the executive officers that were granted November 18, 2010 would become immediately vested in the event the executive officer’s employment was terminated due to death or disability. Any other unvested restricted stock awards would be forfeited in accordance with the terms of the applicable award agreements.

Termination without Cause or Termination for Good Reason Absent a Change In Control

Pursuant to the terms of Mr. Watt’s employment agreement, as amended on September 21, 2012, if the Company terminates his employment without cause or Mr. Watt terminates his employment for Good Reason (as defined below), he is entitled to a severance payment equal to 2.99 times the sum of his then applicable base salary and target bonus.

Pursuant to the terms of Mr. Smith’s employment agreement, as amended on September 21, 2012, in the event that the Company terminates Mr. Smith’s employment without cause or Mr. Smith terminates his employment for Good Reason (as defined below), he is entitled to severance pay equal to 1.0 times the sum of his then applicable base salary and target bonus.

The terms of the respective employment agreements provide that Messrs. Watt and Smith are also entitled to continued health care coverage for the Named Executive Officer and his spouse/dependents under the Company’s health insurance plan for a period of three (3) years following termination for Mr. Watt and two (2) years following termination for Mr. Smith.

In addition, the respective employment agreements of Messrs. Watt and Smith also provide for payment for any annual bonus earned in the year preceding termination, but not yet paid, and accrued and unused vacation days during the year of termination.

Good Reason means any of the following which remain uncured after thirty (30) days prior written notice is received by the Company from either Mr. Watt or Mr. Smith:

(1)	The failure of the Company to continue the executive officers’ current positions of the Company (or such other senior executive position as may be offered by the Company and which the executive may in his sole discretion accept);

(2)	Material diminution by the Company of the executive’s responsibilities, duties, or authority in comparison with the responsibilities, duties and authority held during the six (6) month period immediately preceding the diminution, or assignment to the executive of any duties inconsistent with his position as the senior executive officer of the Company (or such other senior executive position as may be offered by the Company and which the executive may in his sole discretion accept);

(3)	Failure by the Company to pay and provide the executive with compensation and benefits provided for in his employment agreement; or

(4)	The requirement that the executive relocates his residence outside the State of Texas.

The Severance Plan provides that Messrs. Bettis and Mourglia would be entitled to severance pay in the amount of one (1) times the sum of the executive’s then applicable base salary and target bonus should each executive’s employment be involuntarily terminated without cause. The Severance Plan does not provide for a severance payment in the event the executive terminates for good reason absent a change in control.

The table below summarizes the cash severance payments each executive officer would receive upon a termination without cause or, for Messrs. Watt and Smith, termination for good reason absent a change in control.

Named Executive Officer	Base Salary	Target Bonus	Applicable Multiple	Cash Severance Payment
James A. Watt	$550,000	$550,000	2.99	$3,289,000
Frank T. Smith, Jr.	306,000	214,200	1.00	520,200
Hal L. Bettis	306,000	214,200	1.00	520,200
Richard H. Mourglia	269,000	161,400	1.00	430,400

None of the executive officers’ unvested restricted stock would receive accelerated vesting in the event the executive officer was terminated without cause or for Good Reason absent a change in control.

Termination without Cause or Termination for Good Reason with a Change In Control

Pursuant to the terms of Mr. Watt’s employment agreement, if the Company terminates his employment without cause or Mr. Watt terminates his employment for Good Reason in connection with a change in control, he is entitled to a severance payment equal to 2.99 times the sum of his then applicable base salary and target bonus.

In the event that the Company terminates Mr. Smith’s employment without cause or Mr. Smith terminates his employment for Good Reason in connection with a change in control, he is entitled to severance pay equal to 2.0 times the sum of his then applicable base salary and target bonus.

Pursuant to their respective employment agreements, Messrs. Watt’s and Smith’s severance payments are contingent upon the Named Executive Officer signing a full release of all claims within forty-five days after termination of employment. The Named Executive Officer’s severance payment is payable thirty days after the Company receives the Executive’s signed release. If the Named Executive Officer is a “specified employee” as defined in section 409A of the Code, the Named Executive Officer shall receive his severance payment on the first day of the seventh calendar month following termination.

The terms of the respective employment agreements provide that Messrs. Watt and Smith are also entitled to continued health care coverage for the Named Executive Officer and his spouse/dependents under the Company’s health insurance plan for a period of three (3) years following termination for Mr. Watt and two (2) years following termination for Mr. Smith.

In addition, the respective employment agreements of Messrs. Watt and Smith also provide for payment for any annual bonus earned in the year preceding termination, but not yet paid, and accrued and unused vacation days during the year of termination.

The Severance Plan provides that Messrs. Bettis and Mourglia will be entitled to severance in the amount of two (2) times the sum of the executive’s then applicable base salary and target bonus if each executive’s employment is involuntarily terminated without cause or if the executive resigns for Good Reason in connection with a change in control.

The table below summarizes the severance payments each executive officer would receive upon a termination without cause or termination for good reason in connection with a change in control.

Named Executive Officer	Base Salary	Target Bonus	Applicable Multiple	Cash Severance Payment
James A. Watt	$550,000	$550,000	2.99	$3,289,000
Frank T. Smith	306,000	214,200	2.00	1,040,400
Hal L. Bettis	306,000	214,200	2.00	1,040,400
Richard H. Mourglia	269,000	161,400	2.00	860,800

Pursuant to the terms of the employment agreements of Messrs. Watt and Smith and the terms of the restricted stock award agreements, all outstanding restricted shares, to the extent not previously vested, would become immediately vested upon the executive officers’ termination without cause or for Good Reason in connection with a change in control. All change in control benefits provided to the Executives are “double-trigger” benefits, provided only upon a change in control and termination of employment. No benefits would be payable upon a change in control that is not accompanied by termination of an Executive.

Pursuant to their respective employment agreements, Messrs. Watt and Smith are entitled to receive tax gross-up payments in the event they are subject to Code section 280G excise taxes related to payments upon a change in control termination.

The Severance Plan does not provide for a tax gross-up upon termination in connection with a change in control in the event that the executive is subject to Code section 280G excise tax.

Potential Payments Upon Termination Or Change In Control on December 31, 2012

The table below indicates the amount of compensation payable by us to the executive officers, including cash severance and restricted stock awards, upon various termination events assumed to occur on December 31, 2012.

					Termination		Termination in
					Absent a Change		Connection with a
					in Control (Without		Change in Control
		Voluntary	Death or		Cause or For Good		(Without Cause or
Executive	Compensation Element	Resignation	Disability		Reason)		For Good Reason)
Watt, James	Cash Severance Payment	$—	$—		$3,289,000		$3,289,000
	Restricted Stock Awards(1)	—	711		—		672,171
	Continued Health Care Coverage	—	—		19,020		19,020
	Excise Tax Gross-Up	n/a	n/a		n/a		1,567,905
	Total	$—	$711		$3,308,020		$5,548,096

Smith, Frank	Cash Severance Payment	—	—		520,200		1,040,400
	Restricted Stock Awards(1)	—	347		—		339,797
	Continued Health Care Coverage	—	—		12,680		12,680
	Excise Tax Gross-Up	n/a	n/a		n/a		427,289
	Total	$—	$347		$532,880		$1,820,166

Bettis, Hal	Cash Severance Payment	—	214,200	(2)	520,200	(3)	1,040,400
	Restricted Stock Awards(1)	—	347		—		186,037
	Continued Health Care Coverage	—	—		—		—
	Excise Tax Gross-Up	n/a	n/a		n/a		n/a
	Total	$—	$214,547		$520,200		$1,226,437

Mourglia, Richard	Cash Severance Payment	—	161,400	(2)	430,400	(3)	860,800
	Restricted Stock Awards(1)	—	304		—		163,519
	Continued Health Care Coverage	—	—		—		—
	Excise Tax Gross-Up	n/a	n/a		n/a		n/a
	Total	$—	$161,704		$430,400		$1,024,319

(1)	Amounts include the value of unvested awards at December 31, 2012 that would vest based on the termination event. The fair market value of a share of stock on December 31, 2012 was $1.55 per share on a post-split basis.
(2)	Messrs. Bettis and Mourglia are entitled to a payout equal to their respective pro-rata bonus upon termination due to death or disability.
(3)	Absent a change in control, Messrs. Bettis and Mourglia are only entitled to a servance payment upon termination without cause.

COMPENSATION OF DIRECTORS

2012 Director Compensation

Effective January 17, 2012, Steven Barrenchea, Richard Cohen, William Greenwood, Alan Bell and Steven Sisselman resigned from the Company’s Board of Directors. Effective the following day, Michael Keener, Steven Kovacs, Dr. Alexander Kulpecz, Jr., Emanuel Pearlman, Robert Schmitz, and Eric Stearns were appointed to serve as Directors of the Company.

The new Directors were appointed in connection with the Company’s restructuring, which was consummated on December 22, 2011. The Company’s Board of Directors for the majority of 2012 consisted of seven members, which included the six newly appointed Directors previously mentioned and Mr. Watt. Consistent with historical practice, Mr. Watt is not entitled to any additional compensation for serving as a Director. Upon their resignation, Messrs. Barrenchea, Cohen, Greenwood, Bell and Sisselman retained their previously granted restricted stock.

Pursuant to the Committee’s recommendation for director cash compensation, the Board approved the following director cash compensation structure effective January 1, 2012. Directors may receive such compensation in the form of the Company’s common stock.

•	Annual retainer of $50,000, payable in quarterly installments;

•	$50,000 for the Chairman of the Board, payable in quarterly installments;

•	$25,000 for the Chairman of the Audit Committee, payable in quarterly installments;

•

$15,000 for each of the Chairmen of the Nominations and Corporate Governance Committee, the Health, Safety & Environmental Committee and the Compensation Committee, each payable in quarterly installments;

•	$7,500 for each member of the Audit Committee, payable in quarterly installments;

•

$5,000 for each member of each of the Nominations and Corporate Governance Committee, the Health, Safety & Environmental Committee and the Compensation Committee, each payable in quarterly installments; and

•	$2,000 fee for each meeting of the Board attended by the director (including telephonic meetings), payable at the end of each quarter.

The director compensation guidelines for 2012 do not provide for committee meeting fees.

As previously discussed, on March 5, 2012, the Board unanimously authorized the adoption of the 2012 Stock Incentive Plan to become effective immediately. In conjunction with the adoption of the 2012 Plan, the Board approved the following grants to nonemployee directors of nonqualified stock options to purchase an aggregate of 600,000 shares of common stock at $3.41(exercise price) per share, as previously recommended by the Committee. The Committee chose to introduce stock options into the Director compensation program for 2012 to align the Directors with the Company’s stockholders and reward them for future stock price growth.

The table below shows the number of stock options granted to each Director and the associated vesting schedule.

Name	# Options	# Options Vesting Upon Grant	# Options Vesting on March 5, 2013	# Options Vesting on March 5, 2014
Michael R. Keener	100,000	33,333	33,333	33,334
Stephen P. Kovacs	100,000	33,333	33,333	33,334
Alexander A. Kulpecz, Jr.	100,000	33,333	33,333	33,334
Emanuel R. Pearlman	100,000	33,333	33,333	33,334
Robert A. Schmitz	100,000	33,333	33,333	33,334
Eric R. Stearns	100,000	33,333	33,333	33,334

For 2012, Directors could elect to receive Board fees in cash or in shares of Company stock. If an election to receive Company stock was made, such Director was entitled to the number of shares equal to 125% of the Board fees earned divided by the fair market value of the stock on the last day of the respective fiscal quarter. However, none of the Directors made such elections during 2012.

During 2012, Mr. Watt served as a Director, but was not entitled to any additional compensation for such service. Therefore, Mr. Watt is not included in the Director Compensation Table below.

The Director Compensation Table below displays the total compensation awarded to, earned by or paid to Directors for the fiscal year ending December 31, 2012. All amounts shown below are in dollars.

	Fees Earned or Paid in Cash		Stock Awards	Option Awards(1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	(b)		(c)	(d)	(e)	(f)	(g)	(h)
(a)	($)		($)	($)	($)	($)	($)	($)
Robert A. Schmitz	137,500		—	246,000	—	—	—	383,500
Michael R. Keener	117,500		—	246,000	—	—	—	363,500
Stephen P. Kovacs	93,500		—	246,000	—	—	—	339,500
Alexander A. Kulpecz, Jr.	110,000		—	246,000	—	—	—	356,000
Emanuel R. Pearlman	100,000		—	246,000	—	—	—	346,000
Eric R. Stearns	98,000		—	246,000	—	—	—	344,000
Steven Barrenechea	10,455	(2)	—	—	—	—	—	10,455
Alan D. Bell	23,116	(2)	—	—	—	—	—	23,116
Richard M. Cohen	13,396	(2)	—	—	—	—	—	13,396
William E. Greenwood	12,955	(2)	—	—	—	—	—	12,955
Steven M. Sisselman	13,396	(2)	—	—	—	—	—	13,396

(1)	Represents grants of 100,000 shares awarded on March 5, 2012 with a fair value of $2.46.
(2)	Board fees received prior to resigning on January 17, 2012.

The table below summarizes the stock options held by each of the directors as of December 31, 2012.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
Robert A. Schmitz	33,333	66,667	—	3.41	3/5/2017
Michael R. Keener	33,333	66,667	—	3.41	3/5/2017
Stephen P . Kovacs	33,333	66,667	—	3.41	3/5/2017
Alexander A. Kulpecz, Jr.	33,333	66,667	—	3.41	3/5/2017
Emanuel R. Pearlman	33,333	66,667	—	3.41	3/5/2017
Eric R. Stearns	33,333	66,667	—	3.41	3/5/2017

Messrs. Kovacs and Pearlman resigned from the Board on January 8, 2013 and January 14, 2013, respectively.

Item 12	Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

See Part II, Item 5.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2013 by (i) each of our current executive officers (the “Named Executive Officers”) and directors, (ii) each person who, to our knowledge, beneficially owns more than 5% of the outstanding shares of our common stock; and (iii) all of our current directors and the Named Executive Officers as a group:

Name of Beneficial Owner (1)	Amount (2)		Percent of Class
James A. Watt (President, Chief Executive Officer and Director)(3)	549,880	(3)	1%
Frank T. Smith, Jr. (Senior Vice President, Chief Financial Officer and Secretary)(4)	221,175	(4)	*
Hal L. Bettis (Senior Vice President and Chief Operating Officer)(5)	120,588	(5)	*
Richard H. Mourglia (General Counsel and Senior Vice President–Land)(6)	105,850	(6)	*
Michael R. Keener (Director)(7)	33,333	(7)	*
Dr. Alexander A. Kulpecz, Jr. (Director)(7)	33,333	(7)	*
Robert A. Schmitz (Director and Chairman of the Board)(7)	33,333	(7)	*
Eric R. Stearns (Director)(7)	33,333	(7)	*
West Face Long Term Opportunities Global Master L.P. (8)	8,909,791	(8)	15.1%
BlueMountain (9)	12,337,048	(9)	20.9%
Zell Credit Opportunities Side Fund, L.P. (10)	3,792,068	(10)	6.4%
Whitebox (11)	3,141,562	(11)	5.3%
TPG Funds(12)	7,970,018	(12)	13.5%
Strategic Value Special Situation Fund, L.P. (13)	14,650,040	(13)	24.8%
Highbridge International, LLC (14)	3,093,056	(14)	5.2%
All Officers & Directors as a Group (8 persons)	1,130,825		1.5%

*	Indicates ownership of less than 1%

(1)	Unless otherwise indicated, the address of the beneficial holder is c/o Dune Energy, Inc., Two Shell Plaza, 777 Walker Street, Suite 2300, Houston, Texas 77002. The number of shares and any exercise prices with respect to awards and equity issuances made prior to December 1, 2009 have been adjusted to give effect to the 1-for-5 reverse stock split effective December 1, 2009, and the 1-for-100 reverse stock split effective December 22, 2011.
(2)	Under Rule 13d-3 promulgated by the SEC, a person is deemed to be the beneficial owner of securities if one has the power to vote or direct the voting of such securities or has the power to dispose or direct the disposition of such securities. A person is also deemed to be the beneficial owner of securities that can be acquired by such person within 60 days. For purposes hereof, each beneficial owner’s percentage ownership is determined by assuming that options that are held by such person (but not held by any other person), and which are exercisable within 60 days from the Record Date, have been exercised. As of March 1, 2013, an aggregate of 59,125,367 shares of common stock were outstanding.
(3)	Includes voting power with respect to 133,200 unvested shares of common stock awarded pursuant to the 2012 Plan all of which are subject to vesting in accordance with certain performance-based criteria set forth in the grant agreement with respect to the grant.
(4)	Includes voting power with respect to 33,800 unvested shares of common stock awarded pursuant to the 2012 Plan all of which are subject to vesting in accordance with certain performance-based criteria set forth in the grant agreement with respect to the grant.
(5)	Includes voting power with respect to 33,800 unvested shares of common stock awarded pursuant to the 2012 Plan all of which are subject to vesting in accordance with certain performance-based criteria set forth in the grant agreement with respect to the grant.
(6)	Includes voting power with respect to 29,650 unvested shares of common stock awarded pursuant to the 2012 Plan all of which are subject to vesting in accordance with certain performance-based criteria set forth in the grant agreement with respect to the grant.
(7)	In connection with the adoption of the 2012 Plan, on March 5, 2012, each independent director was granted 100,000 options, 33,333 of which immediately became exercisable, and 33,333 vest on March 5, 2013, and 33,333 vest on March 5, 2014.
(8)	The address of West Face Long Term Opportunities Global Master L.P. is c/o West Face Capital Inc., 810-2 Bloor Street East, Box #85, Toronto, Ontario M4W 1A8. West Face Capital Inc. (“West Face Capital”), which is the Advisor to West Face Long Term Opportunities Global Master L.P. (“Global Master Fund”), exercises voting and dispositive power over the securities held by Global Master Fund. Voting and investment decisions of West Face Capital are made by its Co-Chief Investment Officers, Gregory Boland and Peter Fraser, each of whom disclaims beneficial ownership of any shares held by Global Master Fund.
(9)

The address of BlueMountain Distressed Master Fund L.P. is Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands. Ethan Auerbach, Andrew Feldstein and Derek Smith exercise voting and dispositive power over the securities held by BlueMountain Distressed Master Fund L.P. The address of BlueMountain Long/Short Credit Master Fund L.P. is Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands. Ethan Auerbach, Andrew Feldstein and Derek Smith exercise voting and dispositive power over the securities held by BlueMountain Long/Short Credit Master Fund L.P. The address of AAI BlueMountain Fund PLC is Beaux Lane House, Mercer Street Lower, Dublin, Ireland. Ethan Auerbach, Andrew Feldstein and Derek Smith exercise voting and dispositive power over the securities held by AAI BlueMountain Fund PLC. The address of Blue Mountain Credit Alternatives Master Fund L.P. is Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands. Ethan Auerbach, Andrew Feldstein and Derek Smith exercise voting and dispositive power over the securities held by Blue Mountain Credit Alternatives Master Fund L.P. The address of BlueMountain Timberline Ltd. is Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands. Ethan Auerbach, Andrew Feldstein and Derek Smith exercise voting and dispositive power over the securities held by BlueMountain Timberline Ltd. The address of BlueMountain Kicking Horse Fund L.P. is Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands. Ethan Auerbach, Andrew Feldstein and Derek Smith exercise voting and dispositive power over the securities held by BlueMountain Kicking Horse Fund L.P. The address of BlueMountain Strategic Credit Master Fund L.P. is Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands. Ethan Auerbach,

Andrew Feldstein and Derek Smith exercise voting and dispositive power over the securities held by BlueMountain Strategic Credit Master Fund L.P. The address of BlueMountain Credit Opportunities Master Fund I L.P. is Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands. Ethan Auerbach, Andrew Feldstein and Derek Smith exercise voting and dispositive power over the securities held by BlueMountain Credit Opportunities Master Fund I L.P.
(10)	The address of Zell Credit Opportunities Side Fund, L.P. (“ZCOF”) is Two North Riverside Plaza, Suite 600, Chicago, IL, 60606. ZCOF is a Delaware limited partnership. Chai Trust Company, LLC, an Illinois limited liability company (“Chai”), is the general partner and investment manager of ZCOF. The following individuals are the Senior Managing Directors of Chai: Robert M. Levin, Donald J. Liebentritt, Jonathan D. Wasserman, JoAnn Zell, Kellie Zell and Matthew Zell.
(11)	The address of Whitebox Multi-Strategy Partners, LP is 3033 Excelsior Blvd, STE 300 Minneapolis, MN 55416. Andrew Redleaf exercises voting and dispositive power over the securities held by Whitebox Multi-Strategy Partners, LP. The address of Pandora Select Partners, LP is 3033 Excelsior Blvd, STE 300 Minneapolis, MN 55416. Andrew Redleaf exercises voting and dispositive power over the securities held by Pandora Select Partners, LP. The address of Whitebox Credit Arbitrage Partners, LP is 3033 Excelsior Blvd, STE 300 Minneapolis, MN 55416. Andrew Redleaf exercises voting and dispositive power over the securities held by Whitebox Credit Arbitrage Partners, LP.
(12)	The address of TPG Opportunity Fund I, L.P. (“Opportunity I”) is 301 Commerce Street, Suite 3300, Fort Worth, TX, 76102. Opportunity I’s general partner is TPG Opportunities Advisors, Inc., a Delaware corporation (“Opportunities Advisors”). David Bonderman and James G. Coulter are officers, directors and sole shareholders of Opportunities Advisors and therefore may be deemed to beneficially own the shares held by Opportunity I. Messrs. Bonderman and Coulter disclaim beneficial ownership of the shares held by Opportunity I except to the extent of their pecuniary interest therein. The address of Opportunities Advisors and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102. The address of TPG Opportunity Fund III, L.P. (“Opportunity III”) is 301 Commerce Street, Suite 3300, Fort Worth, TX, 76102. Opportunity III’s general partner is Opportunities Advisors. David Bonderman and James G. Coulter are officers, directors and sole shareholders of Opportunities Advisors and therefore may be deemed to beneficially own the shares held by Opportunity III. Messrs. Bonderman and Coulter disclaim beneficial ownership of the shares held by Opportunity III except to the extent of their pecuniary interest therein. The address of Opportunities Advisors and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.
(13)	The address of Mardi Gras Ltd. is c/o Strategic Value Partners, LLC, 100 West Putnam Avenue, Greenwich, CT 06830. Victor Khosla, the Chief Investment Officer of Strategic Value Partners, LLC, indirectly exercises voting and dispositive power over the securities held by Mardi Gras Ltd. Mr. Khosla disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein. The address of High Ridge Ltd. is c/o Strategic Value Partners, LLC, 100 West Putnam Avenue, Greenwich, CT 06830. Victor Khosla, the Chief Investment Officer of Strategic Value Partners, LLC, indirectly exercises voting and dispositive power over the securities held by High Ridge Ltd. Mr. Khosla disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein. The address of Strategic Value Special Situations Fund L.P. is c/o Strategic Value Partners, LLC, 100 West Putnam Avenue, Greenwich, CT 06830. Victor Khosla, the Chief Investment Officer of Strategic Value Partners, LLC, indirectly exercises voting and dispositive power over the securities held by Strategic Value Special Situations Fund L.P. Mr. Khosla disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.
(14)	The address of Highbridge International, LLC is ATTN: Chris Casale 40 West 57th Street, 32nd Floor New York, NY, 10019. Highbridge Capital Management, LLC is the trading manager of Highbridge International, LLC and has voting and dispositive power over the securities held by Highbridge International, LLC. Glenn Dubin is the Chief Executive Officer of Highbridge Capital Management, LLC. Each of Highbridge Capital Management LLC and Glenn Dubin disclaims beneficial ownership of the securities held by Highbridge International LLC

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

On December 20, 2012, the Company entered into an agreement with each of its major shareholders to sell 18,749,997 new shares of common stock at $1.60 per share for total proceeds of $30 Million to be used to fund working capital for the Company’s planned 2013 drilling program. Subject to certain conditions or upon the occurrence of certain events, Dune may issue and the major shareholders may purchase up to an additional 12.5 million shares of common stock in two equal tranches, also at $1.60 per share.

Each of the Company’s major shareholders, who collectively hold approximately 93% of the outstanding shares of the Company prior to the agreement, participated in the sale on a pro rata basis as to their interest prior to the issuance of the new common stock. Under the terms of the agreement the Company may issue up to 31,250,000 shares at $1.60 per share prior to December 31, 2013. Total consideration to the Company, assuming all conditions of the program are achieved and additional draws made would be $50 million.

In the financing, each of the investors received a “Preemptive Right” to purchase such investor’s pro rata percentage of new stock or new debt financings (excluding certain reserve based revolver financings) undertaken by Dune, on substantially the same terms as offered to any outside investor. At the expiration of the term of the agreement or upon a change of control of Dune, the investors can elect to draw down the remaining shares in the program by paying to the Company $1.60 per share for any shares remaining under the initial 31,250,000 shares allocated for issuance pursuant to the agreement. The total number of shares purchased by each purchaser at the initial closing held on December 21, 2012 is listed in the chart below. Some of the purchasers are “related persons” by virtue of their ownership of the Company’s stock.

Purchaser	Number of Shares Purchased
Simplon Partners, L.P.	196,965
Simplon International Limited	482,226
Highbridge International, LLC	1,034,705
West Face Long Term Opportunities Global Master L.P.	2,980,550
BlueMountain Distressed Master Fund L.P.	822,314
BlueMountain Long/Short Credit Master Fund L.P.	930,563
AAI BlueMountain Fund PLC	66,606
Blue Mountain Credit Alternatives Master Fund L.P.	953,573
BlueMountain Timberline Ltd.	841,390
BlueMountain Kicking Horse Fund L.P.	2,378
BlueMountain Strategic Credit Master Fund L.P.	126,985
BlueMountain Credit Opportunities Master Fund I L.P.	383,245
Zell Credit Opportunities Side Fund, L.P.	1,268,542
Whitebox Multi-Strategy Partners, LP	442,487
Pandora Select Partners, LP	187,750
Whitebox Credit Arbitrage Partners, LP	462,738
TPG Opportunity Fund I, L.P.	1,866,320
TPG Opportunity Fund III, L.P.	799,852
Mardi Gras Ltd.	689,986
High Ridge Ltd.	3,976,068
Strategic Value Special Situation Fund, L.P.	234,754

Board of Directors Independence

The Board of Directors’ Nominations and Corporate Governance Committee (the “Nominations Committee”) has affirmatively determined that each of Messrs. Keener, Kulpecz, Schmitz and Stearns, constituting a majority of the members of the Board of Directors, qualify as “independent” by our Board of Directors, and the applicable rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The definition of “independent” is also set forth the Company’s Corporate Governance Guidelines, which are posted on the Company’s website at www.duneenergy.com. In making this determination, the Nominations Committee has concluded that none of these members has a relationship which, in the opinion of the Nominations Committee, is material and would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our only non-independent, management director is Mr. Watt, our current President and Chief Executive Officer. Our Nominations Committee reviews and analyzes this independence determination annually.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 will be incorporated by reference into this Form 10-K from the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The response to this item is submitted in a separate section of this report.

(a)(3) Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-KSB (File No. 001-32497) for the year ended December 31, 2002).
3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 7, 2003 (incorporated by reference to Exhibit 3.1.1 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).
3.1.2	Certificate of Amendment of Certificate of Incorporation, dated May 5, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (File No. 001-32497) for the period ended March 31, 2007).
3.1.3	Certificate of Amendment of Certificate of Incorporation, dated June 12, 2007 (incorporated by reference to Exhibit 3.1.3 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).
3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 14, 2007 (incorporated by reference to Exhibit 3.1.4 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).
3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 1, 2009 (incorporated by reference to Exhibit 3.1.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 1, 2009).
3.1.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 22, 2011 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-32497) filed on December 27, 2011).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K (File No. 001-32497) filed on July 12, 2010).
4.1	Registration Rights Agreement, dated January 10, 2012, between Dune Energy, Inc. and TPG Opportunity Fund I, L.P., TPG Opportunity Fund III, L.P., West Face Long Term Opportunities Global Master L.P., Strategic Value Master Fund, Ltd., Strategic Value Special Situations Master Fund, L.P., BlueMountain Credit Alternatives Master Fund, LP, BlueMountain Distressed Master Fund, LP, BlueMountain Long/Short Credit Master Fund, LP, BlueMountain Strategic Master Fund, LP and BlueMountain Timberline, Ltd., (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 001-32497) filed on January 10, 2012).
4.2	Indenture, dated December 22, 2011, by and among Dune Energy, Inc., the guarantors named therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 27, 2011).
4.3	Collateral Agreement, dated December 22, 2011, by and among Dune Energy, Inc., the grantors named therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 27, 2011).
4.4	Second Lien Mortgage, Deed of Trust, Assignment of as Extracted Collateral, Security Agreement, Fixture Filing and Financing Statement, dated as of December 22, 2011, from Dune Properties, Inc. to U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 27, 2011).

Exhibit No.	Description
4.5	Indenture, dated May 15, 2007, among the Company, each of Dune Operating Company and Vaquero Partners LLC, as guarantors, and The Bank of New York, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on May 21, 2007).
4.6	First Supplemental Indenture, dated December 30, 2008, by and among Dune Energy, Inc, the guarantors signatory thereto and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 30, 2008).
4.7	Second Supplemental Indenture, dated as of December 21, 2011, by and among Dune Energy, Inc., the guarantors signatory thereto and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 27, 2011).
4.8	Registration Rights Agreement, dated December 20, 2012 by and among Dune Energy, Inc. and Simplon Partners, L.P., Simplon International Limited, Highbridge International, LLC, West Face Long Term Opportunities Global Master L.P., BlueMountain Distressed Master Fund L.P., BlueMountain Long/Short Credit Master Fund L.P., AAI BlueMountain Fund PLC, Blue Mountain Credit Alternatives Master Fund L.P., BlueMountain Timerberline Ltd., BlueMountain Kicking Horse Fund L.P., BlueMountain Strategic Credit Master Fund L.P., BlueMountain Credit Opportunities Master Fund I L.P., Zell Credit Opportunities Side Fund LP, Whitebox Multi-Strategy Partners, LP, Pandora Select Partners, LP, Whitebox Credit Arbitrage Partners, LP, TPG Opportunity Fund I, L.P., TPG Opportunity Fund III, L.P., High Ridge Ltd., Strategic Value Special Situation Fund, L.P., Mardi Gras Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 000-27897) filed on December 24, 2012).
10.1	Employment Agreement, effective October 1, 2012, between Dune Energy, Inc. and James A. Watt (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-27897) filed on September 25, 2012).
10.2	Employment Agreement, effective October 1, 2012, between Dune Energy, Inc. and Frank T. Smith, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 000-27897) filed on September 25, 2012).
10.3	2005 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32497) filed on May 30, 2006).
10.4	Dune Energy, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit B to the Registrant’s Preliminary Information Statement on Schedule 14C (File No. 001-32497) filed on November 9, 2007).
10.5	Form of Grant Agreement under Dune Energy, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).
10.6	Amended and Restated Credit Agreement, dated as of December 22, 2011, among Dune Energy, Inc., Bank of Montreal, CIT Capital Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 27, 2011), as amended in the First Amendment to the Amended and Restated Credit Agreement dated September 25, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-27897) filed on September 27, 2012) (collectively, the “New Credit Agreement”).
10.7	Amended and Restated Guarantee and Collateral Agreement, dated as of December 22, 2011, by and among Dune Energy, Inc., the grantors named therein and Bank of Montreal (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 27, 2011).

Exhibit No.	Description
10.8	Amended and Restated Mortgage, Deed of Trust, Assignment of as Extracted Collateral, Security Agreement, Fixture Filing and Financing Statement, dated as of December 22, 2011, from Dune Properties, Inc. to Bank of Montreal as administrative agent. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 27, 2011).
10.9	Master Assignment of Note and Liens, dated as of December 22, 2011, by and among Dune Energy, Inc., Dune Properties, Inc., Dune Operating Company, Wells Fargo Capital Finance, Inc., Wayzata Opportunities Fund II, L.P., Bank of Montreal and other lender parties thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 27, 2011).
10.10	Intercreditor Agreement, dated as of December 22, 2011, by and among Dune Energy, Inc., its subsidiaries, Bank of Montreal and U.S. Bank National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 27, 2011).
10.11	1992 ISDA Master Agreement, together with Schedule, dated May 15, 2007 among Wells Fargo Foothill, Inc., Dune Energy, Inc. and certain subsidiaries of Dune Energy, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on May 21, 2007).
10.12	Purchase and Sale Agreement, dated as of May 28, 2010, between Dune Properties, Inc., as Seller, and Texas Petroleum Investment Company, as Buyer (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on June 30, 2010).
10.13	Common Stock Purchase Agreements, dated December 20, 2012 between Dune Energy, Inc. and each of Simplon Partners, L.P., Simplon International Limited, Highbridge International, LLC, West Face Long Term Opportunities Global Master L.P., BlueMountain Distressed Master Fund L.P., BlueMountain Long/Short Credit Master Fund L.P., AAI BlueMountain Fund PLC, Blue Mountain Credit Alternatives Master Fund L.P., BlueMountain Timerberline Ltd., BlueMountain Kicking Horse Fund L.P., BlueMountain Strategic Credit Master Fund L.P., BlueMountain Credit Opportunities Master Fund I L.P., Zell Credit Opportunities Side Fund LP, Whitebox Multi-Strategy Partners, LP, Pandora Select Partners, LP, Whitebox Credit Arbitrage Partners, LP, TPG Opportunity Fund I, L.P., TPG Opportunity Fund III, L.P., High Ridge Ltd., Strategic Value Special Situation Fund, L.P., Mardi Gras Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-27897) filed on December 24, 2012).
21.1*	List of subsidiaries.
23.1*	Consent of MaloneBailey, LLP.
23.2*	Consent of DeGolyer and MacNaughton, independent petroleum engineers.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.
32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.
99.1	Letter Report of DeGolyer and MacNaughton, independent petroleum engineers (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-1 filed on January 18, 2013).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit No.	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNE ENERGY, INC.

By:	/s/ JAMES A. WATT
James A. Watt
Chief Executive Officer

Date: March 8, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date	Signature and Title

March 8, 2013	/S/ JAMES A. WATT Name: James A. Watt Title: Chief Executive Officer and Director (principal executive officer)

March 8, 2013	/S/ FRANK T. SMITH, JR. Name: Frank T. Smith, Jr. Title: Chief Financial Officer (principal financial and accounting officer)

March 8, 2013	/S/ MICHAEL R. KEENER Name: Michael R. Keener Title: Director

March 8, 2013	/S/ ALEXANDER A. KULPECZ, JR. Name: Alexander A. Kulpecz, Jr. Title: Director

March 8, 2013	/S/ ROBERT A. SCHMITZ Name: Robert A. Schmitz Title: Director

March 8, 2013	/S/ ERIC R. STEARNS Name: Eric R. Stearns Title: Director

Index to Financial Statements

Dune Energy, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Dune Energy, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Dune Energy, Inc. (a Delaware Corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dune Energy, Inc. and its subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 8, 2013

Dune Energy, Inc.

Consolidated Balance Sheets

	Successor
	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$22,793,916	$20,393,672
Restricted cash	—	17,184
Accounts receivable	6,723,233	8,107,009
Current derivative asset	765,992	—
Prepayments and other current assets	5,160,533	2,556,373

Total current assets	35,443,674	31,074,238

Oil and gas properties, using successful efforts accounting—proved	239,233,653	210,199,348
Less accumulated depreciation, depletion and amortization	(13,806,672)	—

Net oil and gas properties	225,426,981	210,199,348

Property and equipment, net of accumulated depreciation of $256,380 and $-	71,080	230,074
Deferred financing costs, net of accumulated amortization of $771,061 and $19,449	2,428,453	2,915,229
Noncurrent derivative asset	397,886	—
Other assets	2,692,797	3,006,564

	5,590,216	6,151,867

TOTAL ASSETS	$266,460,871	$247,425,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,987,857	$6,759,073
Accrued liabilities	12,529,899	10,042,683
Current maturities of long-term debt (see note 3)	1,623,541	4,557,857

Total current liabilities	21,141,297	21,359,613
Long-term debt (see note 3)	83,429,862	88,503,991
Other long-term liabilities	13,860,597	12,630,676

Total liabilities	118,431,756	122,494,280

Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 1,000,000 shares authorized, 250,000 shares undesignated, no shares issued and outstanding	—	—
Common stock, $.001 par value, 4,200,000,000 shares authorized, 59,022,445 and 38,579,630 shares issued	59,022	38,580
Treasury stock, at cost (1,056 and 235 shares)	(1,914)	(552)
Additional paid-in capital	155,824,868	124,893,145
Accumulated deficit	(7,852,861)	—

Total stockholders’ equity	148,029,115	124,931,173

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$266,460,871	$247,425,453

See summary of significant accounting policies and notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Operations

	Successor Company	Predecessor Company
	For the Year ended December 31,
	2012	2011
Oil and gas revenues	$51,968,654	$62,891,627
Other revenues	173,250	—

Total revenues	52,141,904	62,891,627

Operating expenses:
Lease operating expense and production taxes	25,960,588	26,084,239
Accretion of asset retirement obligation	1,461,756	1,317,516
Depletion, depreciation and amortization	14,063,052	22,076,347
General and administrative expense	10,390,043	9,602,222
Impairment of oil and gas properties	—	18,087,128
Exploration expense	—	6,119,943
Loss on settlement of asset retirement obligation liability	1,657,999	497,647

Total operating expense	53,533,438	83,785,042

Operating loss	(1,391,534)	(20,893,415)

Other income(expense):
Other income	828,151	45,156
Interest expense	(9,765,239)	(39,566,366)
Gain on derivative instruments	2,475,761	—

Total other income(expense)	(6,461,327)	(39,521,210)

Net loss	(7,852,861)	(60,414,625)
Preferred stock dividend	—	(20,212,916)

Net loss available to common shareholders	$(7,852,861)	$(80,627,541)

Net loss per share:
Basic and diluted	$(0.20)	$(166.79)
Weighted average shares outstanding:
Basic and diluted	40,027,622	483,413

See summary of significant accounting policies and notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Cash Flows

	Successor Company	Predecessor Company
	For the Year ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,852,861)	$(60,414,625)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	14,063,052	22,076,347
Amortization of deferred financing costs and debt discount	751,612	3,833,870
Stock-based compensation	1,721,531	506,210
Accretion of asset retirement obligation	1,461,756	1,317,516
Loss on settlement of asset retirement obligation liability	1,657,999	497,647
Unrealized gain on derivative instruments	(1,163,878)	—
Impairment of oil and gas properties	—	18,087,128
Changes in:
Accounts receivable	1,382,414	1,743,725
Prepayments and other assets	(2,604,160)	(13,425)
Payments made to settle asset retirement obligations	(3,590,824)	(743,611)
Accounts payable and accrued liabilities	3,099,902	14,412,362

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,926,543	1,303,144

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved and unproved properties	(21,791,346)	(18,302,410)
Decrease in restricted cash	17,184	15,736,258
Purchase of furniture and fixtures	(97,386)	(85,004)
Decrease in other assets	313,767	705,682

NET CASH USED IN INVESTING ACTIVITIES	(21,557,781)	(1,945,474)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt	2,087,410	2,018,387
Proceeds from long-term debt	12,000,000	—
Proceeds from sale of common stock	30,000,000	—
Increase in long-term debt issuance costs	(198,924)	(3,098,232)
Increase in common stock issuance costs	(835,278)	—
Payments on short-term debt	(5,021,726)	(1,869,448)
Payments on long-term debt	(23,000,000)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,031,482	(2,949,293)

NET CHANGE IN CASH BALANCE	2,400,244	(3,591,623)
Cash balance at beginning of period	20,393,672	23,670,192

Cash balance at end of period	$22,793,916	$20,078,569

SUPPLEMENTAL DISCLOSURES
Interest paid	$2,923,566	$20,734,335
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Accrued interest converted to long-term debt	$5,925,871	$—
Non-cash investment in proved and unproved properties in accounts payable	5,541,969	—
Revisions to asset retirement obligations	1,700,990	—
Redeemable convertible preferred stock dividends	—	17,852,000
Accretion of discount on preferred stock	—	2,360,916
Common stock issued for conversion of preferred stock	—	62,288,000

See summary of significant accounting policies and notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years ended December 31, 2012 and 2011

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	419,127	$419	(1,284)	$(62,920)	$81,082,184	$(358,270,640)	$(277,250,957)
Conversion of preferred stock	71,186	71	—	—	62,287,929	—	62,288,000
Purchase of treasury stock	—	—	(1,146)	(12,115)	—	—	(12,115)
Restricted stock cancelled	(1,124)	(1)	—	—	1	—	—
Stock-based compensation	—	—	—	—	506,210	—	506,210
Preferred stock dividends	—	—	—	—	(17,852,000)	—	(17,852,000)
Accretion of discount on preferred stock	—	—	—	—	(2,360,916)	—	(2,360,916)
Net loss	—	—	—	—	—	(60,414,625)	(60,414,625)
Equity adjustment due to debt restructure	(489,189)	(489)	2,430	75,035	(123,663,408)	418,685,265	295,096,403

	—	$—	—	$—	$—	$—	$—
Successor Company:
Purchase of treasury stock	—	—	(235)	(552)	—	—	(552)
Equity adjustment due to debt restructure	38,579,630	38,580	—	—	124,893,145	—	124,931,725

Balance at December 31, 2011	38,579,630	$38,580	(235)	$(552)	$124,893,145	$—	$124,931,173
Issuance of common stock	18,749,997	18,750	—	—	29,981,250	—	30,000,000
Purchase of treasury stock	—	—	(821)	(1,362)	—	—	(1,362)
Restricted stock issued	1,716,433	1,716	—	—	(1,716)	—	—
Restricted stock cancelled	(23,615)	(24)	—	—	24	—	—
Stock-based compensation	—	—	—	—	1,721,531	—	1,721,531
Common stock issuance costs	—	—	—	—	(835,278)	—	(835,278)
Long-term debt issuance costs	—	—	—	—	65,912	—	65,912
Net loss	—	—	—	—	—	(7,852,861)	(7,852,861)

Balance at December 31, 2012	59,022,445	$59,022	(1,056)	$(1,914)	$155,824,868	$(7,852,861)	$148,029,115

See summary of significant accounting policies and notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—FINANCIAL RESTRUCTURING

On December 22, 2011, Dune Energy, Inc., a Delaware corporation (“Dune” or the “Company”), completed its financial restructuring (the “Restructuring”), including the consummation of the exchange of $297,012,000 in aggregate principal amount of its 10.5% Senior Secured Notes due 2012 for:

•

an aggregate 2,485,616 shares of its newly issued common stock and 247,506 shares of a new series of preferred stock that have been converted into 35,021,098 shares of its newly issued common stock, which in the aggregate constitute approximately 97.2% of Dune’s common stock on a post-restructuring basis; and

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

The Restructuring was accounted for as a purchase and was effective December 22, 2011. However, due to the immateriality of the nine day activity period from December 23, 2011 through December 31, 2011, the Restructuring was treated for accounting purposes as effective December 31, 2011. The Restructuring resulted in a new basis of accounting reflecting estimated fair values for assets and liabilities at December 22, 2011. Accordingly, the financial statements for the periods subsequent to December 31, 2011 are presented on the Company’s new basis of accounting, while the results of operations for prior periods reflect the historical results of the predecessor company. Vertical lines are presented to separate the financial statements of the predecessor company and the successor company. The “Successor Company” refers to the period from December 31, 2011 and forward. The “Predecessor Company” refers to the period prior to December 31, 2011.

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

Reclassifications and adjustments

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the fiscal 2012 presentation. All historical share and per share data in the consolidated financial statements and notes thereto have been restated to give retroactive recognition of the 1-for-100 reverse stock split. See Note 4 for additional information regarding the reverse stock split.

Oil and gas properties

Dune follows the successful efforts method of accounting for its investment in oil and gas properties. The unit-of-production method of depreciation, depletion and amortization of oil and gas properties under the successful efforts method of accounting is applied pursuant to the simple multiplication of units produced by the costs per unit on a field by field basis. Leasehold cost per unit is calculated by dividing the total cost by the estimated total proved oil and gas reserves associated with that field. Well cost per unit is calculated by dividing the total cost by the estimated total proved developed oil and gas reserves associated with that field. The volumes or units produced and asset costs are known and while the proved reserves have a high probability of recoverability, they are based on estimates that are subject to some variability. Amortization expense amounted to $13,806,672 and $21,694,060 for the years ended December 31, 2012 and 2011, respectively.

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

During the years ended December 31, 2012 and 2011, the Company impaired its oil and gas properties by $0 and $18,087,128, respectively, which are reflected in the accompanying consolidated statements of operations. The 2011 impairment consisted primarily of the Company’s decision not to pursue two proved undeveloped locations on the Toro Grande field. There was no impairment in 2012.

Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. There were no material costs not subject to amortization as of December 31, 2012 and 2011.

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

Concentrations of credit risk and allowance

Substantially all of the Company’s receivables are due from oil and natural gas purchasers. The Company sold 88% of its oil and natural gas production to three customers in 2012 and 86% of its oil and natural gas production to three customers in 2011. Historically, credit losses incurred on receivables of the Company have not been significant.

The Company maintains an allowance for doubtful accounts on trade receivables equal to amounts estimated to be uncollectible. This estimate is based upon historical collection experience combined with a specific review of each customer’s outstanding trade receivable balance. Management believes that there are no trade receivables that require an allowance for doubtful accounts.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 in 2012 and 2011. At December 31, 2012 and December 31, 2011, the Company had bank deposit accounts with approximately $23,975,932 and $21,694,737, respectively, in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

Revenue recognition

Dune records oil and gas revenues following the entitlement method of accounting for production in which any excess amount received above Dune’s share is treated as a liability. If less than Dune’s share is received, the underproduction is recorded as an asset. Dune did not have an imbalance position in terms of volumes or values at December 31, 2012 or 2011.

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

In 2011, associated with the Restructuring, the Company incurred debt issuance costs of $3,098,232. Of this amount, $717,178 was deferred and is being amortized over the life of the applicable debt. The remaining $2,381,054 was offset against additional paid-in capital in the Successor Company. Additional financing costs of $2,482,336 were incurred by the Successor Company and these amounts are amortized over the life of the applicable debt.

Amortization expense of deferred financing costs and debt discount for the year ended December 31, 2012 and 2011 amounted to $751,612 and $3,833,870, respectively.

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

In accordance with the requirements of the New Credit Agreement entered into in connection with the Restructuring, the Company entered into hedge agreements in January 2012. These investments are recorded at fair market value and gains or losses on the change in fair value of the hedge instrument is recorded in current earnings

Stock-based compensation

The Company follows the provisions of FASB ASC 718—Stock Compensation, which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values on the date of grant.

Income taxes

The Company accounts for income taxes pursuant to FASB ASC 740—Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. The Company provides for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

FASB ASC 740 establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions that meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns. The Company files tax returns in the U.S. and states in which it has operations and is subject to taxation. Tax years subsequent to 2008 remain open to examination by U.S. federal and state tax jurisdictions.

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

Fair value of financial instruments

The Company’s financial instruments consist of cash, receivables, payables and long-term debt. The carrying amount of cash, receivable and payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt approximates fair value due to the relationship between the interest rate on long-term debt and the Company’s incremental risk adjusted borrowing rate.

NOTE 3—DEBT FINANCING

Long-term debt consists of:

	Successor Company
	December 31, 2012	December 31, 2011
Revolving credit loan	$28,000,000	$39,000,000
Insurance note payable	1,623,541	1,569,857
Floating Rate Senior Secured Notes due 2016	55,429,862	49,503,991
Senior Notes	—	2,988,000

Total long-term debt	85,053,403	93,061,848
Less: current maturities	(1,623,541)	(4,557,857)

Long-term debt, net of current maturities	$83,429,862	$88,503,991

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

On September 25, 2012, the parties entered into an Amendment to the New Credit Agreement. Prior to the amendment, the New Credit Agreement provided that the Company would not, as of the last day of any fiscal quarter, permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 4.0 to 1.0. The Amendment to the New Credit Agreement provided that the Company will not, as of the last day of the fiscal quarter ending September 30, 2012, or December 31, 2012, permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 5.0 to 1.0. On March 31, 2013, and thereafter, the Company will not, as of the last day of the fiscal quarter, permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 4.0 to 1.0. An amendment fee of $100,000 was paid for this change.

Borrowings under the New Credit Agreement equaled $28.0 million and $2 million of letters of credit as of December 31, 2012.

Restructuring of Senior Secured Notes

On December 22, 2011, the Company completed its restructuring, which included the consummation of the exchange of $297,012,000 aggregate principal amount, or approximately 99%, of the Senior Secured Notes for 2,485,616 shares of the Company’s newly issued common stock, 247,506 shares of a new series of preferred stock that mandatorily converted into 35,021,098 shares of the Company’s newly issued common stock and approximately $49.5 million aggregate principal amount of newly issued Floating Rate Senior Secured Notes due 2016 (the “New Notes”). In addition to completing the exchange offer for the Senior Secured Notes, the Company completed a consent solicitation of the holders of the Senior Secured Notes, in which it procured the requisite consent of the holders of approximately 99% of the aggregate principal amount of the Senior Secured Notes to eliminate all the restrictive covenants and certain events of default in the Indenture.

The New Notes were issued pursuant to an indenture, dated December 22, 2011 (the “New Notes Indenture”), by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent. The New Notes will mature on December 15, 2016. The Company did not receive any proceeds from the issuance of the New Notes.

Interest on the New Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on March 15, 2012. Subject to applicable law, interest accrues on the New Notes at a variable rate per annum equal to 13% plus the greater of 1.5% and Three-Month LIBOR, determined as of two London banking days prior to the original issue date and reset quarterly on each interest payment date. Such interest consists of (a) a mandatory cash interest component (that shall accrue at a fixed rate of 3% per annum and be payable solely in cash) and (b) a component that shall accrue at a variable rate and be payable in either cash or by accretion of principal. As of December 31, 2012, the Company has elected to increase the aggregate principal amount of the New Notes by $5,925,871 in lieu of making cash quarterly interest payments. This yields an outstanding balance of $55,429,862.

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

NOTE 5—COMMON STOCK SALE

On December 20, 2012, the Company entered into an agreement with each of its major shareholders to sell 18,749,997 new shares of common stock at $1.60 per share for total proceeds of $30 million to be used to fund working capital for the Company’s planned 2013 drilling program. Subject to certain conditions or upon the occurrence of certain events, Dune may issue and the major shareholders may purchase up to an additional 12.5 million shares of common stock in two equal tranches, also at $1.60 per share.

Each of the Company’s major shareholders, who collectively held approximately 93% of the outstanding shares of the Company prior to the agreement, participated in the sale on a pro-rata basis as to their interest prior to the issuance of the new common stock. Under the terms of the agreement the Company may issue up to 31,250,000 shares at $1.60 per share prior to December 31, 2013. The initial issuance on December 22, 2012 was for a cash consideration of $30 million and, depending on Dune’s satisfaction of certain performance conditions relating to its drilling program, it may make up to two additional cash draws of $10 million each at the $1.60 per share price. Total consideration to the Company, assuming all conditions of the program are achieved and additional draws made, would be $50 million.

In the financing, each of the investors received a “Preemptive Right” to purchase such investor’s pro rata percentage of new stock or new debt financings (excluding certain reserve based revolver financings) undertaken by Dune, on substantially the same terms as offered to any outside investor. At the expiration of the term of the agreement or upon a change of control of Dune, the investors can elect to draw down the remaining shares in the program by paying to the Company $1.60 per share for any shares remaining under the initial 31,250,000 shares allocated for issuance pursuant to the agreement.

In connection with the financing, Dune received the right, but not the obligation, to offer Dune’s non-participating shareholders the option to make a one-time proportional purchase of the Company’s common stock at a purchase price of $1.60 per share. Including this issuance of common stock, there are currently approximately 59 million shares outstanding.

NOTE 6—PREFERRED STOCK

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

The Preferred Stock discount was deemed a preferred stock dividend and was amortized over five years using the effective interest method and charged to additional paid-in capital as the Company had a deficit balance in retained earnings. Charges to additional paid-in capital for the years ended December 31, 2012 and 2011 were equal to $0 and $2,360,916, respectively.

During the year ended December 31, 2011, holders of 62,288 shares of the Preferred Stock converted their shares into 71,186 shares of common stock.

During the year ended December 31, 2012 and 2011, Dune paid dividends on the Preferred Stock in the amount of $0 and $18,904,000, respectively, with the Company electing to issue 0 and 18,904 additional shares of preferred stock, respectively in lieu of cash.

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

NOTE 7—OIL AND GAS COMMODITY DERIVATIVES

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

For the years ended December 31, 2012, and 2011 Dune recorded a gain on the derivatives of $2,475,761 and $0 composed of an unrealized gain on changes in mark-to-market valuations of $1,163,878 and $0 and a realized gain on cash settlements of $1,311,883 and $0 respectively.

DUNE ENERGY, INC.

Current Hedge Positions as of December 31, 2012

Crude Trade Details

Instrument	Beginning Date	Ending Date	Floor	Ceiling	Fixed	Total Bbls 2013	Bbl/d	Total Bbls 2014	Bbl/d	Total Volumes
Collar	01/01/13	12/31/13	$92.00	$104.60		180,000	493	—	—	180,000
Collar	01/01/14	12/31/14	$90.00	$99.00		—	—	137,000	375	137,000

						180,000	493	137,000	375	317,000

					Days	365		365
			HedgedDaily Production (bbl)			493		375

Natural Gas Trade Details

Instrument	Beginning Date	Ending Date	Floor	Ceiling	Fixed	Total Mmbtu 2013	Mmbtu/d	Total Mmbtu 2014	Mmbtu/d	Total Volumes
Collar	01/01/13	12/31/13	$3.50	$4.42		877,000	2,403	—	—	877,000
Collar	01/01/14	12/31/14	$3.75	$5.01		—	—	619,000	1,696	619,000

						877,000	2,403	619,000	1,696	1,496,000

					Days	365		365
		Hedged Daily Production (mmbtu)				2,403		1,696

NOTE 8—RESTRICTED STOCK, STOCK OPTIONS AND WARRANTS

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors and consultants. Total stock-based compensation expense including options, warrants and restricted stock was $1,721,531 and $506,210 for the years ended December 31, 2012 and 2011, respectively.

The 2007 Stock Incentive Plan, which was approved by Dune’s stockholders, authorizes the issuance of up to 32,000 shares of common stock to employees, officers and non-employee directors. The Plan is administered by the Compensation Committee of Dune’s board of directors. The following table reflects the vesting activity associated with the 2007 Stock Incentive Plan at December 31, 2012:

Grant Date	Shares Awarded	Shares Canceled	Shares Vested	Shares Unvested
December 17, 2007	2,486	(715)	(1,771)	—
March 13, 2008	1,054	—	(1,054)	—
August 1, 2008	6,227	(1,114)	(5,113)	—
October 1, 2009	4,500	(1,485)	(3,015)	—
December 31, 2009	5,738	(1,542)	(4,196)	—
November 8, 2010	9,389	(732)	(5,815)	2,842
December 30, 2010	44	—	(44)	—

	29,438	(5,588)	(21,008)	2,842

Common shares available to be awarded at December 31, 2012 are as follows:

Total shares authorized	32,000
Total shares issued	(29,438)
Total shares canceled	5,588

Total shares available	8,150

The Company has 1,116 stock warrants outstanding at December 31, 2012 that expire in 2015 with no intrinsic value.

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

On March 5, 2012, the Board approved grants to non-employee directors of non-qualified options to purchase an aggregate of 600,000 shares. Such options vest over a two year period with one-third vesting immediately and the remaining two-thirds vesting ratably on the anniversary date in subsequent years. The options expire in five years and are exercisable at $3.41. The options were valued using the Black-Scholes model with the following assumptions: $3.41 quoted stock price; $3.41 exercise price; 125% volatility; 3 year estimated life; zero dividends; .47% discount rate. The fair value of the options amounted to $1,479,143 and are amortized in accordance with their vesting. The unamortized value of these options amounted to $575,213 at December 31, 2012. There is no intrinsic value associated with these options at December 31, 2012.

On March 5, 2012 the Company issued a total of 831,500 shares of its common stock to employees and officers. 495,700 shares vest ratably over a three year period with the initial vesting occurring March 5, 2013. The remaining 335,800 shares vest ratably over a three year period based upon the achievement of certain total stock return performance goals. These 335,800 shares were valued using the Monte-Carlo model with the following assumptions: 125% volatility; 2.8 year estimated life; zero dividends; .45% risk-free rate. The fair value of the restricted stock grants was $2,599,234. The unamortized value of these grants amounted to $1,827,386 at December 31, 2012.

On October 1, 2012, in connection with employment contracts with certain officers, the Company issued 225,000 restricted stock awards that vest over three years from the date of the grant. The fair value of the restricted stock grants was $438,750 with an unamortized value of $402,187 at December 31, 2012.

On December 3, 2012, the Company issued a total of 659,933 shares of its common stock to employees and officers. These shares vest ratably over a three year period with the initial vesting occurring December 2, 2013. The fair value of the restricted stock grants was $1,055,893 with an unamortized value of $1,026,563 at December 31, 2012.

The following table reflects the vesting activity associated with the 2012 Plan:

Grant Date	Shares Awarded	Shares Canceled	Shares Vested	Shares Unvested
March 5, 2012 stock options	600,000	—	(200,000)	400,000
March 5, 2012 stock grants	831,500	(22,000)	—	809,500
October 1, 2012 stock grants	225,000	—	—	225,000
December 3, 2012 stock grants	659,933	—	—	659,933

	2,316,433	(22,000)	(200,000)	2,094,433

Common shares available to be awarded at December 31, 2012 are as follows:

Total shares authorized	3,250,000
Total shares issued	(2,316,433)
Total shares canceled	22,000

Total shares available	955,567

NOTE 9— INCOME TAXES

Dune operates through its various subsidiaries in the United States; accordingly, federal and state income taxes have been provided based upon the tax laws and rates of the U.S. as they apply to Dune’s current ownership structure. Tax years subsequent to 2008 remain open to examination by taxing authorities.

Dune accounts for income taxes pursuant to FASB No. 740, Accounting for Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in Dune’s financial statements or tax returns. Dune provides for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

Dune adopted FASB ASC 740-10 effective January 1, 2007. Dune recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing tax benefits. There are no unrecognized tax benefits that if recognized would affect the tax rate. There was no interest or penalties recognized as of the date of adoption or for the twelve months ended December 31, 2012. The Company files tax returns in the U.S. and states in which it has operations and is subject to taxation.

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

During the twelve months ended December 31, 2011, the Company incurred a significant impairment loss of its oil and gas properties. As a result, the Company is in a position of cumulative reporting losses for the current and preceding reporting periods. The volatility of energy prices and uncertainty of when energy prices may rebound is uncertain and not readily determinable by our management. At this date, this general fact pattern does not allow us to project sufficient sources of future taxable income to offset our tax loss carry forwards and net deferred tax assets in the U.S. for both federal and state taxes. Under the current circumstances, it is management’s opinion that the realization of these tax attributes does not reach the “more likely than not criteria” under ASC 740. Accordingly, the Company has established a valuation allowance of $61,421,252 and $89,447,220 at December 31, 2012 and 2011, respectively against its U.S. net deferred tax assets relating to continuing operations.

The income tax provision differs from the amount of income tax determined by applying the federal income tax rate to pre-tax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

	Year ended December 31,
	2012	2011
	(in thousands)
Computed “expected” tax expense (benefit)	$(2,748)	$(21,145)
State taxes, net of benefit	(255)	(1,963)
Return to accrual adjustment	6,670	7,122
Other	3	3
Valuation allowance	(3,670)	15,983

Income tax expense (benefit)	$—	$—

Deferred tax assets at December 31, 2012 and 2011 are comprised primarily of net operating loss carryforwards and book impairment from write-downs of assets. Deferred tax liabilities consist primarily of the difference between book and tax basis depreciation, depletion and amortization (DD&A). Book basis in excess of tax basis for oil and gas properties and equipment primarily results from differing methodologies for recording property costs and depreciation, depletion and amortization under U.S. generally accepted accounting principles and income tax reporting. Additionally, upon the acquisition of the stock of Goldking, deferred tax liabilities have resulted for the difference in fair market value of the oil and gas properties relative to their historical tax basis.

Following is a summary of deferred tax assets and liabilities:

	Successor	Successor
	Year ended December 31, 2012	Year ended December 31, 2011
	(in thousands)
CURRENT DEFERRED TAX ASSETS	$—	$—
Noncurrent deferred tax assets:
Loss carryforwards	107,599	143,804
Asset retirement obligation	5,302	—
Other	9,137	7,991

Total noncurrent deferred tax assets	122,038	151,795

Total deferred tax assets	122,038	151,795

CURRENT DEFERRED TAX LIABILITIES	—	—
Noncurrent deferred tax liabilities:
Oil and gas property and equipment	60,616	62,348

Total noncurrent deferred tax liabilities	60,616	62,348

Total deferred tax liabilities	60,616	62,348

Net deferred tax assets (liabilities)	61,422	89,447
Valuation allowance	(61,422)	(89,447)

Net deferred tax asset (liabilities)	$—	$—

At December 31, 2012, the Company has U.S. tax loss carry forwards of approximately $281.3 million which will expire in various amounts beginning in 2024 through 2032.

The Company has determined that as a result of the acquisition of all the outstanding stock of Goldking, a change of control pursuant to Section 382 of the Internal Revenue Code of 1986 occurred at the Goldking level. As a result, the Company will be limited to utilizing approximately $13.5 million of Goldking’s U.S. net operating losses (NOL’s) to offset taxable income generated by the Company during the tax year ended December 31, 2012, and expects similar dollar limits in future years until the acquired U.S. NOL’s are either completely exhausted or expire unutilized.

During 2011, the Company negotiated a workout of certain debt obligations and as a result, a change in control pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, occurred. Accordingly, the Company will be limited to utilizing a portion of the NOL’s to offset taxable income generated by the Company during the tax year ended December 31, 2012 and future years until the NOL’s are completely exhausted or expire unutilized. The amount of the limitation is $152,368 annually.

NOTE 10—FAIR VALUE MEASUREMENTS

Certain assets and liabilities are reported at fair value on a recurring basis in Dune’s consolidated balance sheet. The following table summarizes the valuation of our investments and financial instruments by FASB ASC 820-10-05 pricing levels as of December 31, 2012:

	Fair Value Measurements at December 31, 2012 Using
	Level 1	Level 2	Level 3	Total
Oil and gas derivative assets	$—	$1,163,878	$—	$1,163,878
Oil and gas derivative liabilities	—	—	—	—

Total	$—	$1,163,878	$—	$1,163,878

NOTE 11—ASSET RETIREMENT OBLIGATION

Changes in the Company’s asset retirement obligations were as follows:

	Successor	Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011
Asset retirement obligations, beginning of period	$12,630,676	$12,548,062
Abandonment costs	(1,932,825)	(245,964)
Accretion expense	1,461,756	1,317,516
Revisions in estimated liabilities	1,700,990	—
Adjustment due to debt restructure	—	(13,619,614)

Asset retirement obligations, end of period	$13,860,597	$—

Successor Company:
Asset retirement obligations, end of period	$13,860,597	$12,630,676

The Company maintains an escrow agreement that has been established for the purpose of assuring maintenance and administration of a performance bond that secures certain plugging and abandonment obligations assumed by the Company in the acquisition of oil and gas properties from EnerVest, Ltd. At December 31, 2012 and 2011, the amount of the escrow account totaled $2,252,663 and $2,252,352, respectively, and is included with other assets. Additionally, the Company incurred accretion expense of $1,461,756 and $1,317,516 for the years ended December 31, 2012 and 2011, respectively.

NOTE 12—COMMITMENTS AND CONTINGENCIES

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

In connection with the acquisition of Goldking, the Company inherited an environmental contingency, which after conducting its due diligence and subsequent testing, the Company believes is the responsibility of a third party. However, federal and state regulators have determined Dune is the responsible party for cleanup of this area. Dune has maintained a passive maintenance of this site since it was first discovered after Hurricane Katrina. Cost to date of approximately $1,800,000 has been incurred by the Company minus insurance proceeds of $1,000,000. The Company still believes another party has the primary responsibility for this occurrence but is committed to working with the various state and federal authorities on resolution of this issue. Plans for testing and analysis of various containment products and remediation procedures by third party consultants are being reviewed and will be presented to the federal and state authorities for consideration in 2013. The possible cost of an acceptable containment product, assuming potential remediation programs are viable and acceptable to all involved parties, may be as much as $2,500,000 to $3,000,000 over a several year time frame. At this time, it is not known if the Company’s insurance will continue to cover the cleanup costs or if the Company can be successful in proving another party should be primarily responsible for the cost of remediation.

Subsequent to December 31, 2012, on January 5, 2013 an oil spill in a transfer line located in the Garden Island Bay field was detected. Costs to repair amounted to approximately $1.3 million which is covered by insurance except the $0.1 million deductible.

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

The Company performed an evaluation of proved, probable or possible reserves as of December 31, 2012. Results of drilling, testing and production subsequent to the date of the estimates may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. All of the Company’s reserves are located in the United States.

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

Historically, Dune has had a third-party engineer prepare its year-end reserve report and Dune has completed the mid-year report on an internal basis. For 2012 and 2011, Dune had the third-party reserve engineer, DeGolyer & MacNaughton, prepare a mid-year reserve report. We intend to have a third-party engineer prepare these reports each subsequent mid-year with the year-end report prepared by our internal engineering staff. This will result in the Company providing semi-annual reserve updates to its investors. The following reserve schedule was developed by the Company’s internal reserve engineers and sets forth the changes in estimated quantities for total reserves of the Company during the year ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012			2011
TOTAL RESERVES AS OF:	Oil (Mbbls)	Gas (Mmcf)	Total (Mmcfe)	Oil (Mbbls)	Gas (Mmcf)	Total (Mmcfe)
Beginning of the period	5,654	45,522	79,448	5,692	48,554	82,703
Revisions of previous estimates	(185)	(1,031)	(2,141)	267	(2,055)	(454)
Extensions and discoveries	1,523	8,935	18,073	177	1,951	3,019
Production	(407)	(2,819)	(5,261)	(482)	(2,928)	(5,820)

Total proved reserves	6,585	50,607	90,119	5,654	45,522	79,448
Total probable reserves	1,690	15,252	25,392	534	3,650	6,854
Total possible reserves	2	3,995	4,007	1	3,657	3,663

Total reserves	8,277	69,854	119,518	6,189	52,829	89,965

Total proved developed reserves	3,908	26,816	50,268	3,520	30,433	51,564

Revisions of previous estimates consist of:

	2012			2011
	Oil (Mbbls)	Gas (Mmcf)	Total (Mmcfe)	Oil (Mbbls)	Gas (Mmcf)	Total (Mmcfe)
Price changes	335	3,073	5,083	24	18	162
Performance changes	(520)	(4,104)	(7,224)	243	(2,073)	(616)

	(185)	(1,031)	(2,141)	267	(2,055)	(454)

Significant reserve changes were noted in certain categories and are explained below:

•	Extensions and discoveries:

2012—The major component of the increase in extensions and discoveries pertains to the addition of proved reserves of 1.5 MMbbls of oil and 9.6 Bcf of gas or 5.0 Bcfe in Leeville field.

2011—The major components of the increase in extensions and discoveries pertain to the addition of proved undeveloped reserves in the Bateman Lake and Leeville fields as well as proved developed producing reserves in the Leeville field.

Proved Undeveloped Reserves

The Company’s proved undeveloped reserves increased from 2011 to 2012 by 543 Mbbls of oil and 8,712 Mmcf of gas primarily as a result of increased reserves in the Leeville field.

The Company intends to continue investing in converting its inventory of PUD locations to proved developed locations.

Costs incurred in Oil and Gas Activities

Costs incurred in connection with the Company’s crude oil and natural gas acquisition, exploration and development activities for each of the years are shown below:

	Year Ended December 31,
	2012	2011
	(in thousands)
Unproved property costs	$—	$—
Development costs	27,333	19,302
ARO costs	3,591	744

Total consolidated operations	$30,924	$20,046

Asset retirement obligations (non-cash)	$1,701	$—

Aggregate Capitalized Costs

Aggregate capitalized costs relating to the Company’s crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion and amortization are as follows:

	Successor	Successor
	Year Ended December 31, 2012	Year Ended December 31, 2011
	(in thousands)	(in thousands)
Proved oil and gas properties	$239,234	$210,199
Accumulated DD&A	(13,807)	—

Net capitalized costs	$225,427	$210,199

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on the Company’s best estimate of the required data for the standardized measure of discounted future net cash flows as of December 31, 2012 and 2011 in accordance with FASB ASC 932—Disclosures about Oil and Gas Producing Activities, which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

	Successor	Successor
	Year Ended December 31, 2012	Year Ended December 31, 2011
	(in thousands)	(in thousands)
Future cash inflows	$860,811	$814,306
Future production costs (1)	(291,695)	(283,194)
Future development costs	(142,939)	(107,751)
Future income tax expense	—	—

Future net cash flows	426,177	423,361
10% annual discount for estimated timing of cash flows	(165,576)	(173,436)

Standardized measure of discounted future net cash flows at the end of the year	$260,601	$249,925

(1)	Production costs include oil and gas operations expense, production costs, ad valorem taxes, transportation costs and general and administrative expense supporting the Company’s oil and gas operations.

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

	December 31,
	2012	2011
Average crude oil price (per Bbl)	$91.33	$92.81
Average natural gas price (per Mcf)	$2.76	$4.12

Future production and development costs, which include dismantlement and restoration expense, are computed by estimating the expenditures to be incurred in developing and producing the Company’s proved crude oil and natural gas reserves at the end of the year, based on the year-end costs, and assuming continuation of existing economic conditions.

Future development costs include $40.9 million, $52.4 million and $5.5 million that the Company expects to spend in 2013, 2014 and 2015, respectively, to develop proved non-producing and proved undeveloped reserves.

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

Sources of Changes in Discounted Future Net Cash Flows

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company’s proved crude oil and natural gas reserves, as required by FASB ASC 932-235, at year end are set forth in the table below:

	Year Ended December 31,
	2012	2011
	(In thousands)
Standardized measure of discounted future net cash flows at the beginning of the year	$249,925	$214,530
Extensions, discoveries and improved recovery	70,937	16,908
Revisions of previous quantity estimates	(7,386)	(1,852)
Changes in estimated future development costs	(10,752)	(32,945)
Net changes in prices and production costs	(42,342)	43,458
Accretion of discount	24,992	21,453
Sales of oil and gas produced, net of production costs	(26,181)	(36,807)
Development costs incurred during the period	30,924	20,046
Net change in income taxes	—	—
Changes in timing and other	(29,516)	5,134

Standardized measure of discounted future net cash flows at the end of the year	$260,601	$249,925