Form 10-Q
period 2013-03-31
DUNE ENERGY INC
filed 2013-05-13
CIK 1092839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 65,256,644 shares of Common Stock, $.001 par value per share, as of May 10, 2013.

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Dune Energy, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$12,159,561	$22,793,916
Accounts receivable	7,797,925	6,723,233
Current derivative asset	77,233	765,992
Prepayments and other current assets	3,062,504	5,160,533

Total current assets	23,097,223	35,443,674

Oil and gas properties, using successful efforts accounting—proved	258,448,945	239,233,653
Less accumulated depreciation, depletion and amortization	(16,966,353)	(13,806,672)

Net oil and gas properties	241,482,592	225,426,981

Property and equipment, net of accumulated depreciation of $264,585 and $256,380	192,881	71,080
Deferred financing costs, net of accumulated amortization of $967,513 and $771,061	2,268,599	2,428,453
Noncurrent derivative asset	244,357	397,886
Other assets	2,732,813	2,692,797

	5,438,650	5,590,216

TOTAL ASSETS	$270,018,465	$266,460,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,424,588	$6,987,857
Accrued liabilities	9,176,526	12,529,899
Current maturities on long-term debt (see note 2)	927,738	1,623,541

Total current liabilities	25,528,852	21,141,297
Long-term debt (see note 2)	85,023,470	83,429,862
Other long-term liabilities	14,210,124	13,860,597

Total liabilities	124,762,446	118,431,756

Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 1,000,000 shares authorized, 250,000 shares undesignated, no shares issued and outstanding	—	—
Common stock, $.001 par value, 4,200,000,000 shares authorized, 59,070,458 and 59,022,445 shares issued	59,070	59,022
Treasury stock, at cost (63,810 and 1,056 shares)	(121,146)	(1,914)
Additional paid-in capital	156,381,131	155,824,868
Accumulated deficit	(11,063,036)	(7,852,861)

Total stockholders’ equity	145,256,019	148,029,115

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$270,018,465	$266,460,871

See notes to unaudited consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2013	2012
Revenues:
Oil and gas revenues	$12,121,663	$13,395,116
Other revenues	963,150	—

Total revenues	13,084,813	13,395,116

Operating expenses:
Lease operating expense and production taxes	6,861,401	6,158,785
Accretion of asset retirement obligation	402,732	365,439
Depletion, depreciation and amortization	3,167,886	4,285,661
General and administrative expense	2,588,082	3,101,057
Loss on settlement of asset retirement obligation liability	22,920	423,922

Total operating expense	13,043,021	14,334,864

Operating income (loss)	41,792	(939,748)

Other income (expense):
Other income	602	11,297
Interest expense	(2,434,979)	(2,369,686)
Loss on derivative instruments	(817,590)	(292,422)

Total other income (expense)	(3,251,967)	(2,650,811)

Net loss	$(3,210,175)	$(3,590,559)

Net loss per share:
Basic and diluted	$(0.05)	$(0.09)
Weighted average shares outstanding:
Basic and diluted	59,041,035	38,826,328

See notes to unaudited consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,210,175)	$(3,590,559)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	3,167,886	4,285,661
Amortization of deferred financing costs	196,452	178,388
Stock-based compensation	632,305	653,294
Loss on settlement of asset retirement obligation liability	22,920	423,922
Accretion of asset retirement obligation	402,732	365,439
Unrealized loss on derivative instruments	842,288	528,423
Changes in:
Accounts receivable	(1,193,924)	41,019
Prepayments and other assets	2,098,029	515,110
Payments made to settle asset retirement obligations	(76,125)	(945,182)
Accounts payable and accrued liabilities	5,887,765	5,719,226

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,770,153	8,174,741

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved and unproved properties	(18,426,091)	(8,956,747)
Decrease in restricted cash	—	17,184
Purchase of furniture and fixtures	(130,006)	(69,308)
Decrease (increase) in other assets	(71,092)	315,099

NET CASH USED IN INVESTING ACTIVITIES	(18,627,189)	(8,693,772)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on short-term debt	(695,803)	(672,796)
Decrease (increase) in long-term debt issuance costs	(5,522)	28,452
Common stock issuance costs	(75,994)	—
Payments on long-term debt	—	(3,000,000)

NET CASH USED IN FINANCING ACTIVITIES	(777,319)	(3,644,344)

NET CHANGE IN CASH BALANCE	(10,634,355)	(4,163,375)
Cash balance at beginning of period	22,793,916	20,393,672

Cash balance at end of period	$12,159,561	$16,230,297

SUPPLEMENTAL DISCLOSURES
Interest paid	$562,198	$539,949
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Accrued interest converted to long-term debt	$1,593,608	$1,328,357
Non-cash investment in proved and unproved properties in accounts payable	789,201	2,622,454

See notes to unaudited consolidated financial statements.

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

Dune prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles in the United States. However, Dune has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first three months of 2013. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2012. The income statement for the three months ended March 31, 2013 cannot necessarily be used to project results for the full year.

Financial Restructuring

On December 22, 2011, the Company completed its financial restructuring (the “Restructuring”). The Restructuring was accounted for as a purchase and was effective December 22, 2011. However, due to the immateriality of the nine day activity period from December 23, 2011 through December 31, 2011, the Restructuring was treated for accounting purposes as effective December 31, 2011. The Restructuring resulted in a new basis of accounting reflecting estimated fair values for assets and liabilities at December 22, 2011. Accordingly, the financial statements for the periods subsequent to December 31, 2011 are presented on the Company’s new basis of accounting, while the results of operations for prior periods reflect the historical results of the predecessor company.

Revenue recognition

Dune records oil and gas revenues following the entitlement method of accounting for production in which any excess amount received above Dune’s share is treated as a liability. If less than Dune’s share is received, the underproduction is recorded as an asset. Dune did not have an imbalance position in terms of volumes or values at March 31, 2013. Additionally, Dune records the sale of emission credits as other revenue in the period they are sold.

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

NOTE 2—DEBT FINANCING

Long-term debt consists of:

	March 31, 2013	December 31, 2012
Revolving credit loan	$28,000,000	$28,000,000
Insurance note payable	927,738	1,623,541
Floating Rate Senior Secured Notes due 2016	57,023,470	55,429,862

Total long-term debt	85,951,208	85,053,403
Less: current maturities	(927,738)	(1,623,541)

Long-term debt, net of current maturities	$85,023,470	$83,429,862

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

The New Credit Agreement will mature on December 22, 2015. The Lenders have committed to provide up to $200 million of loans and up to $10 million of letters of credit, provided that the sum of the outstanding loans and the face amount of the outstanding letters of credit cannot exceed $200 million at any time and further provided that the availability of loans under the New Credit Agreement will be limited by a borrowing base (initially set at $63 million and reduced to $50 million as of May 1, 2012) as in effect from time to time, which is determined by the Lenders at their discretion based upon their evaluation of the Company’s oil and gas properties. The principal balance of the loans may be prepaid at any time, in whole or in part, without premium or penalty, except for losses incurred by the Lenders as a consequence of such prepayment. Amounts repaid under the New Credit Agreement may be reborrowed.

The New Credit Agreement contains various affirmative and negative covenants as well as other customary representations and warranties and events of default.

On September 25, 2012, the parties entered into an Amendment to the New Credit Agreement. Prior to the amendment, the New Credit Agreement provided that the Company would not, as of the last day of any fiscal quarter, permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 4.0 to 1.0. The Amendment to the New Credit Agreement provided that the Company will not, as of the last day of the fiscal quarter ending September 30, 2012 or December 31, 2012, permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 5.0 to 1.0. On March 31, 2013, and thereafter, the Company would not, as of the last day of the fiscal quarter, permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 4.0 to 1.0. An amendment fee of $100,000 was paid for this change.

On May 3, 2013, the parties entered into the Second Amendment to the New Credit Agreement. The Second Amendment to the New Credit Agreement provides that the Company will not, as of the last day of the fiscal quarter ending March 31, 2013 permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 5.0 to 1.0. It further provides that the Company will not, as of the last day of the fiscal quarter ending June 30, 2013 permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 4.5 to 1.0. On September 30, 2013, and thereafter, the Company will not, as of the last day of the fiscal quarter, permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 4.0 to 1.0. An amendment fee of $100,000 was paid for this change.

Borrowings under the New Credit Agreement equaled $28.0 million and $2 million of letters of credit as of March 31, 2013.

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

Interest on the New Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on March 15, 2012. Subject to applicable law, interest accrues on the New Notes at a variable rate per annum equal to 13% plus the greater of 1.5% and Three-Month LIBOR, determined as of two London banking days prior to the original issue date and reset quarterly on each interest payment date. Such interest consists of (a) a mandatory cash interest component (that shall accrue at a fixed rate of 3% per annum and be payable solely in cash) and (b) a component that shall accrue at a variable rate and be payable in either cash or by accretion of principal. As of March 31, 2013, the Company has elected to increase the aggregate principal amount of the New Notes by a cumulative amount of $7,519,479 in lieu of making cash quarterly interest payments, including $1,593,608 during the three months ended March 31, 2013. This results in an outstanding balance of $57,023,470.

NOTE 3—COMMON STOCK SALE

On December 21, 2012, the Company issued 18,749,997 shares of its common stock to the Company’s major stockholders (the “Investors”), pursuant to a Stock Purchase Agreement (collectively the “Stock Purchase Agreements” and such transaction the “Financing”) between the Company and each such stockholder, resulting in gross proceeds to the Company of $30,000,000. Upon our election, and subject to our meeting certain performance objectives, we may conduct two additional closings with the Investors prior to December 31, 2013 (each a “Subsequent Closing”). In each Subsequent Closing, we will issue up to 6,250,000 shares of our common stock at a purchase price of $1.60 per share or a total purchase price of up to $10,000,000. The Investors may also elect to require us to conduct a closing in which we will issue the remaining shares to be issued in the Financing, upon the occurrence of certain events specified in the Stock Purchase Agreements. In the Financing, each of the Investors received a “Preemptive Right” to purchase such investor’s pro rata percentage of new stock or new debt financings (excluding certain reserve based revolver financings) undertaken by Dune, on substantially the same terms as offered to any outside investor.

On May 8, 2013, pursuant to the terms of the Stock Purchase Agreements, the Company conducted a Subsequent Closing with the Investors in which the Company issued 6,249,996 shares of its common stock, resulting in gross proceeds to the Company of $10,000,000.

NOTE 4—OIL AND GAS COMMODITY DERIVATIVES

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

For the three months ended March 31, 2013 and 2012, Dune recorded a gain (loss) on the derivatives of ($817,590) and ($292,422) composed of an unrealized gain (loss) on changes in mark-to-market valuations of ($842,288) and ($528,423) and a realized gain on cash settlements of $24,698 and $236,001, respectively.

DUNE ENERGY, INC.

Current Hedge Positions as of March 31, 2013

Crude Trade Details

Instrument	Beginning Date	Ending Date	Floor	Ceiling	Fixed	Total Bbls 2013	Bbl/d	Total Bbls 2014	Bbl/d	Total Volumes
Collar	01/01/13	12/31/13	$92.00	$104.60		131,000	476	—	—	131,000
Collar	01/01/14	12/31/14	$90.00	$99.00		—	—	137,000	375	137,000

						131,000	476	137,000	375	268,000

					Days	275		365
Hedged Daily Production (Bbl)						476		375

Natural Gas Trade Details
Instrument	Beginning Date	Ending Date	Floor	Ceiling	Fixed	Total Mmbtu 2013	Mmbtu/d	Total Mmbtu 2014	Mmbtu/d	Total Volumes
Collar	01/01/13	12/31/13	$3.50	$4.42		533,000	1,938	—	—	533,000
Collar	01/01/14	12/31/14	$3.75	$5.01		—	—	619,000	1,696	619,000

						533,000	1,938	619,000	1,696	1,152,000

					Days	275		365
Hedged Daily Production (Mmbtu)						1,938		1,696

NOTE 5—RESTRICTED STOCK, STOCK OPTIONS AND WARRANTS

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors and consultants. Total stock-based compensation expense including options, warrants and restricted stock was $632,305 and $653,294 for the three months ended March 31, 2013 and 2012, respectively.

The 2007 Stock Incentive Plan, which was approved by Dune’s stockholders, authorizes the issuance of up to 32,000 shares of common stock to employees, officers and non-employee directors. The Plan is administered by the Compensation Committee of Dune’s board of directors. The following table reflects the vesting activity associated with the 2007 Stock Incentive Plan at March 31, 2013:

Grant Date	Shares Awarded	Shares Canceled	Shares Vested	Shares Unvested
December 17, 2007	2,486	(715)	(1,771)	—
March 13, 2008	1,054	—	(1,054)	—
August 1, 2008	6,227	(1,114)	(5,113)	—
October 1, 2009	4,500	(1,485)	(3,015)	—
December 31, 2009	5,738	(1,542)	(4,196)	—
November 8, 2010	9,389	(732)	(5,815)	2,842
December 30, 2010	44	—	(44)	—

	29,438	(5,588)	(21,008)	2,842

Common shares available to be awarded at March 31, 2013 are as follows:

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

In January 2013, two members of the Company’s board of directors resigned. In connection with an amendment to these two directors’ option agreements that were entered into in connection with their respective resignations, all unvested stock options issued to these individuals, amounting to 133,334 shares of common stock, vested immediately.

In February 2013, the Company issued 103,978 shares of common stock related to 50% of the 2012 annual bonus for an officer of the Company. The restricted common stock was equal to 125% of the cash bonus to be paid and will vest over three years from the date of grant. The fair value of the restricted stock grant was $227,712.

The following table reflects the vesting activity associated with the 2012 Plan:

Grant Date	Shares Awarded	Shares Canceled	Shares Vested	Shares Unvested
March 5, 2012 stock options	600,000	—	(466,668)	133,332
March 5, 2012 stock grants	831,500	(77,965)	(213,880)	539,655
October 1, 2012 stock grants	225,000	—	—	225,000
December 3, 2012 stock grants	659,933	—	—	659,933
February 20, 2013 stock grant	103,978	—	—	103,978

	2,420,411	(77,965)	(680,548)	1,661,898

Common shares available to be awarded at March 31, 2013 are as follows:

Total shares authorized	3,250,000
Total shares issued	(2,420,411)
Total shares canceled	77,965

Total shares available	907,554

On April 25, 2013, the Company’s board of directors, pending the approval of Dune’s shareholders, approved an amendment to the Company’s 2012 Plan. The Plan amendment provides for an increase of 1,750,000 in the number of authorized shares in the Plan from 3,250,000 to 5,000,000. Additionally, on April 25, 2013, the board unanimously approved the grant to each of the six non-employee directors of 57,803 deferred stock units (a total of $100,000 worth of deferred stock units at a price of $1.73 per share per director) as recommended by the Compensation Committee. With respect to each director, subject to each director’s continuous service to the Company, the units vest over a two year period with one-third vesting immediately and the remaining two-thirds vesting ratably on the anniversary date in subsequent years. The Company will issue to each director one share of common stock on the settlement date for each vested unit held by the director. The settlement date will be the first to occur (i) the fifth anniversary of the date of grant and (ii) a Change of Control (as defined in the deferred stock unit agreement).

NOTE 6— INCOME TAXES

Dune is in a position of cumulative reporting losses for the current and preceding reporting periods. The volatility of energy prices and uncertainty of when energy prices may rebound is not readily determinable by management. At this date, this general fact pattern does not allow the Company to project sufficient sources of future taxable income to offset tax loss carry forwards and net deferred tax assets. Under these current circumstances, it is management’s opinion that the realization of these tax attributes does not reach the “more likely than not criteria” under FASB ASC 740—Income Taxes. As a result, the Company’s taxes through March 31, 2013 are subject to a full valuation allowance.

During 2011, the Company negotiated a workout of certain debt obligations and as a result, a change of control pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, occurred. Accordingly, the Company will be limited to utilizing a portion of the NOL’s to offset taxable income generated by the Company during the tax year ended December 31, 2013 and future years until the NOL’s are completely exhausted or expire unutilized. The amount of the limitation is estimated to be less than $1 million annually.

NOTE 7—FAIR VALUE MEASUREMENTS

Certain assets and liabilities are reported at fair value on a recurring basis in Dune’s consolidated balance sheet. The following table summarizes the valuation of our investments and financial instruments by FASB ASC 820-10-05 pricing levels as of March 31, 2013:

	Fair Value Measurements at March 31, 2013 Using
	Level 1	Level 2	Level 3	Total
Oil and gas derivative assets	$—	$321,590	$—	$321,590
Oil and gas derivative liabilities	—	—	—	—

Total	$—	$321,590	$—	$321,590

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

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2012. Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy and financial condition before we make any forward-looking statements but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, exploitation, development and acquisition expenditures as well as revenue, expense and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses and interest costs that we believe are reasonable based on currently available information.

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

Liquidity and Capital Resources

During the first three months of 2013 compared to the first three months of 2012, net cash flow provided by operations reflected a slight increase of $.6 million to $8.8 million.

Our current assets were $23.1 million on March 31, 2013. Cash on hand comprised approximately $12.2 million of this amount. This compared to $22.8 million in cash at the end of the calendar year 2012 and $16.2 million at the end of the first quarter of 2012. Accounts payable have increased from $7.0 million at year end 2012 to $15.4 million at March 31, 2013. Accounts payable were $13.3 million at March 31, 2012. This increase in payables reflects the impact of additional capital spending in the first quarter of 2013.

Our capital investments and exploration costs year-to-date reflect our ongoing drilling and facilities upgrade program which amounted to $19.2 million during the first three months of 2013, up from $11.6 million spent during the same period of 2012. The increased spending reflected continued drilling activity at Garden Island Bay and Leeville fields. We expect to spend approximately $54 million (including dry-hole costs) during the final nine months of 2013 on continuing development, exploitation and exploration associated with high potential opportunities within our asset base. Based on this plan, the capital investments and exploration costs for the year would total approximately $73 million. This would represent a $46 million increase over our $27.3 million of capital investment and exploration costs in 2012. However, this anticipated capital investment may be reduced or increased depending on available cash flow. Because we operate the majority of our properties, we can control to some extent the timing of expenditures.

On December 21, 2012, the Company issued 18,749,997 shares of its common stock to the Company’s major stockholders (the “Investors”), pursuant to a Stock Purchase Agreement (collectively the “Stock Purchase Agreements” and such transaction the “Financing”) between the Company and each such stockholder, resulting in gross proceeds to the Company of $30,000,000. Upon our election, and subject to our meeting certain performance objectives, we may conduct two additional closings with the Investors prior to December 31, 2013 (each a “Subsequent Closing”). In each Subsequent Closing, we will issue up to 6,250,000 shares of our common stock at a purchase price of $1.60 per share or a total purchase price of up to $10,000,000. The Investors may also elect to require us to conduct a closing in which we will issue the remaining shares to be issued in the Financing, upon the occurrence of certain events specified in the Stock Purchase Agreements. In the Financing, each of the Investors received a “Preemptive Right” to purchase such investor’s pro rata percentage of new stock or new debt financings (excluding certain reserve based revolver financings) undertaken by Dune, on substantially the same terms as offered to any outside investor.

On May 8, 2013, pursuant to the terms of the Stock Purchase Agreements, the Company conducted a Subsequent Closing with the Investors in which the Company issued 6,249,996 shares of its common stock, resulting in gross proceeds to the Company of $10,000,000.

Our primary sources of liquidity are cash provided by operating activities, debt financing, sales of non-core properties, equity investments from certain of our current stockholders and access to capital markets. We believe the strength of our current cash position, remaining availability under our borrowing arrangements and the ability to conduct up to an additional Subsequent Closing in connection with the Financing put us in a favorable position to meet our financial obligations and ongoing capital programs in the current commodity price environment.

The exact amount of capital spending for 2013 will depend upon individual well performance results, cash flow and, where applicable, partner negotiations on the timing of drilling operations. However, we have targeted an initial capital budget of approximately $70 million to $75 million (including dry-hole costs), primarily focused on our Garden Island Bay and Leeville field projects. The capital program will include several maintenance projects in addition to field exploitation within Garden Island Bay and Leeville.

Results of Operations

Year-over-year production decreased from 1,373 Mmcfe for the first three months of 2012 to 972 Mmcfe for the same three month period of 2013. This decrease was caused by normal reservoir declines which were not offset by increased production.

The following table reflects the decrease in oil and gas sales revenue due to the changes in prices and volumes:

	Three months ended March 31,
	2013	% Change	2012
Oil production volume (Mbbls)	97	-2%	99
Oil sales revenue ($000)	$10,674	-3%	$10,963
Price per Bbl	$110.04	-1%	$110.73
Decrease in oil sales revenue due to:
Change in prices	$(68)
Change in production volume	(221)

Total decrease in oil sales revenue	$(289)

Gas production volume (Mmcf)	390	-50%	779
Gas sales revenue ($000)	$1,447	-41%	$2,432
Price per Mcf	$3.71	19%	$3.12
Increase (decrease) in gas sales revenue due to:
Change in prices	$229
Change in production volume	(1,214)

Total decrease in gas sales revenue	$(985)

Total production volume (Mmcfe)	972	-29%	1,373
Total revenue ($000)	$12,121	-10%	$13,395
Price per Mcfe	$12.47	28%	$9.76
Increase (decrease) in revenue due to:
Change in prices	$2,640
Change in production volume	(3,914)

Total decrease in revenue	$(1,274)

We recorded a net loss for the three months ended March 31, 2013 of ($3.2 million) or ($0.05) loss per share compared to net loss of ($3.6 million) or ($0.09) loss per share for the same quarter of 2012. The decrease in loss amounted to $.4 million for the quarter.

Revenues

Oil and Gas Revenues

Revenues for the quarter ended March 31, 2013 totaled $12.1 million compared to $13.4 million for the quarter ended March 31, 2012 representing a $1.3 million decrease. Production volumes for 2013 were 97 Mbbls of oil and 390 Mmcf of natural gas or 972 Mmcfe. This compares to 99 Mbbls of oil and 779 Mmcf of natural gas or 1,373 Mmcfe representing a 29% decline in production volumes. During the first three months of 2013, the average sales price per Bbl of oil was $110.04 while natural gas averaged $3.71 per Mcf over the same period. This compared to $110.73 per Bbl and $3.12 per Mcf, respectively for 2012. These results indicate that the decline in revenue is primarily attributable to the decrease in production of natural gas, which was partially mitigated by stronger gas prices during the first quarter of the year versus the same time frame in 2012.

Other revenues

During the first quarter of 2013, the Company sold volatile organic compound emission credits to a purchaser for $1.0 million. There were no sales of these credits in the first quarter of 2012.

Operating expenses

Lease operating expense and production taxes

The following table presents the major components of Dune’s lease operating expense (in thousands) for the first quarter of 2013 and 2012 on a Mcfe basis:

	Three months ended March 31,
	2013		2012
	Total	Per Mcfe	Total	Per Mcfe
Direct operating expense	$5,106	$5.25	$4,352	$3.16
Workovers	27	0.03	124	0.09
Ad valorem taxes	237	0.24	275	0.20
Production taxes	1,197	1.23	1,054	0.77
Transportation	294	0.30	354	0.26

	$6,861	$7.05	$6,159	$4.48

Lease operating expense and production taxes for the quarter ended March 31, 2013 totaled $6.9 million versus $6.2 million for the same period of 2012. This translated to an 11% increase quarter-over-quarter on a sales volume basis from $4.48/Mcfe to $7.05/Mcfe as declining production had an adverse impact on field economies of scale.

Accretion of asset retirement obligation

Accretion expense for asset retirement obligations increased by $.04 million for the quarter ended March 31, 2013 compared to the comparable period in 2012. This small increase is the result of reevaluating abandonment costs at year end.

Depletion, depreciation and amortization (DD&A)

For the quarter ended March 31, 2013, the Company recorded DD&A expense of $3.2 million ($3.26/Mcfe) compared to $4.3 million ($3.12/Mcfe) for the quarter ended March 31, 2012. This decrease reflects the impact of reduced production volumes on the DD&A calculation.

General and administrative expense (G&A expense)

G&A expense for the current quarter ended 2013 decreased $.5 million from the comparable 2012 quarter to $2.6 million. Cash G&A expense for 2013 decreased $.5 million from 2012 to $1.9 million. The decrease represents the Company’s continued efforts to control costs.

Loss on Settlement of Asset Retirement Obligation Liability

A loss on the settlement of asset retirement obligations of $.02 million was incurred in the first quarter of 2013 compared to $.4 million in the first quarter of 2012. Only 1 well was plugged and abandoned in 2013 compared to 13 in the comparable quarter of 2012.

Other income (expense)

Other Income

Other income, which includes interest income, is minimal as a result of using the Company’s cash balances to support working capital.

Interest Expense

Interest expense remained constant at $2.4 million for the quarters ended March 31, 2013 and 2012. Although interest expense increased on the Senior Secured Notes as a result of the accretion of the principal, this increase was offset by a reduction of interest expense on the Revolving Credit Loan due to a reduction in the outstanding balance from $36 million at March 31, 2012 to $28 million at March 31, 2013.

Loss on derivative instruments

During the three months ended March 31, 2013, the Company recorded a loss on derivatives of ($.82 million) composed of an unrealized loss on change in mark-to-market valuations of ($.84 million) and a realized gain on cash settlements of $.02 million.

During the three months ended March 31, 2012, the Company recorded a loss on derivatives of ($.29 million) composed of an unrealized loss on changes in mark-to-market valuations of ($.53 million) and a realized gain on cash settlement of $.24 million.

Net loss

For the first quarter ended March 31, 2013, net loss decreased $0.4 million from the comparable quarter of 2012. This decrease reflects the impact of a $1.1 million decrease in DD&A expense and a $.5 million decrease in G&A expense offset by a ($.3 million) reduction in total revenues and a ($.7 million) increase in lease operating expense and production taxes.

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

At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures are effective.

During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6.	Exhibits

(a) Exhibits

Exhibit Nos.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 7, 2003 (2)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated May 5, 2004 (3)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated June 12, 2007 (4)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 14, 2007 (5)

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 1, 2009 (6)

3.1.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 22, 2011 (7)

3.2	Amended and Restated By-Laws of Dune Energy, Inc. (8)

10.1	Amendment No. 2 to the Non-Qualified Stock Option Award Agreement between the Company and Stephen Kovacs (9)

10.2	Amendment No. 2 to the Non-Qualified Stock Option Award Agreement between the Company and Emanuel Pearlman (10)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-KSB (File No. 001-32497) for the year ended December 31, 2002
(2)	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010.

(3)	Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 10-Q (File No. 001-32497) for the quarterly period ended March 31, 2007.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010.
(5)	Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010.
(6)	Incorporated by reference to Exhibit No. 3.1.2 to the Registrant’s Form 8-K (File No. 001-32497) filed on December 1, 2009.
(7)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-32497) filed on December 27, 2011.
(8)	Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 8-K (File No. 001-32497) filed on July 12, 2010.
(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-27897) filed on January 14, 2013.
(10)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 000-27897) filed on January 14, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNE ENERGY, INC.

Date: May 13, 2013	By:	/S/ JAMES A. WATT
	Name:	James A. Watt
	Title:	President and Chief Executive Officer

Date: May 13, 2013	By:	/S/ FRANK T. SMITH, JR.
	Name:	Frank T. Smith, Jr.
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 7, 2003 (2)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated May 5, 2004 (3)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated June 12, 2007 (4)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 14, 2007 (5)

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 1, 2009 (6)

3.1.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 22, 2011 (7)

3.2	Amended and Restated By-Laws of Dune Energy, Inc. (8)

10.1	Amendment No. 2 to the Non-Qualified Stock Option Award Agreement between the Company and Stephen Kovacs (9)

10.2	Amendment No. 2 to the Non-Qualified Stock Option Award Agreement between the Company and Emanuel Pearlman (10)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-KSB (File No. 001-32497) for the year ended December 31, 2002
(2)	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010.
(3)	Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 10-Q (File No. 001-32497) for the quarterly period ended March 31, 2007.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010.

(5)	Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010.
(6)	Incorporated by reference to Exhibit No. 3.1.2 to the Registrant’s Form 8-K (File No. 001-32497) filed on December 1, 2009.
(7)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-32497) filed on December 27, 2011.
(8)	Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 8-K (File No. 001-32497) filed on July 12, 2010.
(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-27897) filed on January 14, 2013.
(10)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 000-27897) filed on January 14, 2013.