Form 10-Q
period 2013-06-30
DUNE ENERGY INC
filed 2013-08-07
CIK 1092839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 71,497,324 shares of Common Stock, $.001 par value per share, as of August 7, 2013.

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Dune Energy, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$16,236,288	$22,793,916
Accounts receivable	8,306,955	6,723,233
Current derivative asset	451,953	765,992
Prepayments and other current assets	1,343,365	5,160,533

Total current assets	26,338,561	35,443,674

Oil and gas properties, using successful efforts accounting—proved	268,281,667	239,233,653
Less accumulated depreciation, depletion and amortization	(21,749,779)	(13,806,672)

Net oil and gas properties	246,531,888	225,426,981

Property and equipment, net of accumulated depreciation of $186,066 and $256,380	188,871	71,080
Deferred financing costs, net of accumulated amortization of $1,167,515 and $771,061	2,137,521	2,428,453
Noncurrent derivative asset	379,925	397,886
Other assets	3,209,481	2,692,797

	5,915,798	5,590,216

TOTAL ASSETS	$278,786,247	$266,460,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,389,706	$6,987,857
Accrued liabilities	10,568,110	12,529,899
Current maturities on long-term debt (see note 2)	231,935	1,623,541

Total current liabilities	21,189,751	21,141,297
Long-term debt (see note 2)	78,699,326	83,429,862
Other long-term liabilities	14,469,747	13,860,597

Total liabilities	114,358,824	118,431,756

Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 1,000,000 shares authorized, 250,000 shares undesignated, no shares issued and outstanding	—	—
Common stock, $.001 par value, 4,200,000,000 shares authorized, 71,907,952 and 59,022,445 shares issued	71,908	59,022
Treasury stock, at cost (63,810 and 1,056 shares)	(121,146)	(1,914)
Additional paid-in capital	176,881,059	155,824,868
Accumulated deficit	(12,404,398)	(7,852,861)

Total stockholders’ equity	164,427,423	148,029,115

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$278,786,247	$266,460,871

See notes to unaudited consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Revenues:
Oil and gas revenues	$16,783,479	$13,106,809	$28,905,142	$26,501,925
Other revenues	—	—	963,150	—

Total revenues	16,783,479	13,106,809	29,868,292	26,501,925

Operating expenses:
Lease operating expense and production taxes	7,848,003	6,699,881	14,709,404	12,858,666
Accretion of asset retirement obligation	402,732	365,439	805,464	730,878
Depletion, depreciation and amortization	4,793,818	4,986,322	7,961,704	9,271,983
General and administrative expense	3,129,377	2,322,537	5,717,459	5,423,594
Gain (loss) on settlement of asset retirement obligation liability	(22,920)	465,024	—	888,946

Total operating expense	16,151,010	14,839,203	29,194,031	29,174,067

Operating income (loss)	632,469	(1,732,394)	674,261	(2,672,142)

Other income (expense):
Other income	90	2,405	692	13,702
Interest expense	(2,484,209)	(2,411,781)	(4,919,188)	(4,781,467)
Gain (loss) on derivative instruments	510,288	5,020,058	(307,302)	4,727,636

Total other income (expense)	(1,973,831)	2,610,682	(5,225,798)	(40,129)

Net income (loss)	$(1,341,362)	$878,288	$(4,551,537)	$(2,712,271)

Net income (loss) per share:
Basic and diluted	$(0.02)	$0.02	$(0.07)	$(0.07)
Weighted average shares outstanding:
Basic and diluted	63,238,696	39,402,243	61,156,848	39,114,285

See notes to unaudited consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,551,537)	$(2,712,271)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	7,961,704	9,271,983
Amortization of deferred financing costs	396,454	364,154
Stock-based compensation	1,288,589	1,028,225
Loss on settlement of asset retirement obligation liability	—	888,946
Accretion of asset retirement obligation	805,464	730,878
Unrealized loss (gain) on derivative instruments	332,000	(3,972,122)
Changes in:
Accounts receivable	(1,693,865)	1,546,048
Prepayments and other assets	3,817,168	1,274,502
Payments made to settle asset retirement obligations	(196,314)	(1,910,086)
Accounts payable and accrued liabilities	2,805,040	6,902,054

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,964,703	13,412,311

CASH FLOWS FROM INVESTING ACTIVITIES
Cash investment in proved and unproved properties	(27,143,528)	(17,721,344)
Decrease in restricted cash	—	17,184
Purchase of furniture and fixtures	(145,477)	(94,487)
Decrease (increase) in other assets	(516,684)	314,969

NET CASH USED IN INVESTING ACTIVITIES	(27,805,689)	(17,483,678)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	20,000,000	—
Common stock issuance costs	(219,513)	—
Payments on short-term debt	(1,391,607)	(4,333,592)
Increase in long-term debt issuance costs	(105,522)	(96,548)
Payments on long-term debt	(8,000,000)	(3,000,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	10,283,358	(7,430,140)

NET CHANGE IN CASH BALANCE	(6,557,628)	(11,501,507)
Cash balance at beginning of period	22,793,916	20,393,672

Cash balance at end of period	$16,236,288	$8,892,165

SUPPLEMENTAL DISCLOSURES
Interest paid	$1,226,811	$1,415,771
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Accrued interest converted to long-term debt	$3,269,464	$2,822,263
Non-cash investment in proved and unproved properties in accounts payable	1,904,486	1,514,623

See notes to unaudited consolidated financial statements.

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

Dune prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles in the United States. However, Dune has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first six months of 2013. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2012. The income statement for the six months ended June 30, 2013 cannot necessarily be used to project results for the full year.

Financial Restructuring

On December 22, 2011, the Company completed its financial restructuring (the “Restructuring”). The Restructuring was accounted for as a purchase and was effective December 22, 2011. However, due to the immateriality of the nine day activity period from December 23, 2011 through December 31, 2011, the Restructuring was treated for accounting purposes as effective December 31, 2011. The Restructuring resulted in a new basis of accounting reflecting estimated fair values for assets and liabilities at December 22, 2011. Accordingly, the financial statements for the periods subsequent to December 31, 2011 are presented on the Company’s new basis of accounting.

Revenue recognition

Dune records oil and gas revenues following the entitlement method of accounting for production in which any excess amount received above Dune’s share is treated as a liability. If less than Dune’s share is received, the underproduction is recorded as an asset. Dune did not have an imbalance position in terms of volumes or values at June 30, 2013. Additionally, Dune records the sale of emission credits as other revenue in the period they are sold.

Loss per share

Basic earnings per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted average numbers of shares of common stock outstanding for the periods, including dilutive effects of stock options and warrants granted. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. Since Dune has incurred losses for all periods, the impact of the common stock equivalents would be antidilutive and therefore are not included in the calculation.

NOTE 2—DEBT FINANCING

Long-term debt consists of:

	June 30, 2013	December 31, 2012
Revolving credit loan	$20,000,000	$28,000,000
Insurance note payable	231,935	1,623,541
Floating Rate Senior Secured Notes due 2016	58,699,326	55,429,862

Total long-term debt	78,931,261	85,053,403
Less: current maturities	(231,935)	(1,623,541)

Long-term debt, net of current maturities	$78,699,326	$83,429,862

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

On May 3, 2013, the parties entered into the Second Amendment to the New Credit Agreement. The Second Amendment to the New Credit Agreement provided that the Company will not, as of the last day of the fiscal quarter ending March 31, 2013 permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 5.0 to 1.0. It further provides that the Company will not, as of the last day of the fiscal quarter ending June 30, 2013 permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than

4.5 to 1.0. On September 30, 2013, and thereafter, the Company will not, as of the last day of the fiscal quarter, permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 4.0 to 1.0. An amendment fee of $100,000 was paid for this change.

Borrowings under the New Credit Agreement equaled $20.0 million and $2 million of letters of credit as of June 30, 2013.

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

Interest on the New Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on March 15, 2012. Subject to applicable law, interest accrues on the New Notes at a variable rate per annum equal to 13% plus the greater of 1.5% and Three-Month LIBOR, determined as of two London banking days prior to the original issue date and reset quarterly on each interest payment date. Such interest consists of (a) a mandatory cash interest component (that shall accrue at a fixed rate of 3% per annum and be payable solely in cash) and (b) a component that shall accrue at a variable rate and be payable in either cash or by accretion of principal. As of June 30, 2013, the Company has elected to increase the aggregate principal amount of the New Notes by a cumulative amount of $9,195,335 in lieu of making cash quarterly interest payments, including $3,269,464 during the six months ended June 30, 2013. This results in an outstanding balance of $58,699,326.

NOTE 3—COMMON STOCK SALE

On December 21, 2012, the Company issued 18,749,997 shares of its common stock to the Company’s major stockholders (the “Investors”), pursuant to a Stock Purchase Agreement (collectively the “Stock Purchase Agreements” and such transaction the “Financing”) between the Company and each such stockholder, resulting in gross proceeds to the Company of $30,000,000. Upon our election, and subject to our meeting certain performance objectives, we could conduct two additional closings with the Investors prior to December 31, 2013 (each a “Subsequent Closing”). In each Subsequent Closing, we would issue up to 6,250,000 shares of our common stock at a purchase price of $1.60 per share or a total purchase price of up to $10,000,000. The Investors could also elect to require us to conduct a closing in which we will issue the remaining shares to be issued in the Financing, upon the occurrence of certain events specified in the Stock Purchase Agreements. In the Financing, each of the Investors received a “Preemptive Right” to purchase such investor’s pro rata percentage of new stock or new debt financings (excluding certain reserve based revolver financings) undertaken by Dune, on substantially the same terms as offered to any outside investor.

On May 8, 2013, pursuant to the terms of the Stock Purchase Agreements, the Company conducted a Subsequent Closing with the Investors in which the Company issued 6,249,996 shares of its common stock, resulting in gross proceeds to the Company of $10,000,000.

On June 28, 2013, pursuant to the terms of the Stock Purchase Agreements, the Company conducted the final Subsequent Closing with the Investors in which the Company issued 6,249,996 shares of its common stock, resulting in gross proceeds to the Company of $10,000,000.

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

For the three and six months ended June 30, 2013, Dune recorded a gain (loss) on the derivatives of $510,288 and ($307,302) composed of an unrealized gain (loss) on changes in mark-to-market valuations of $510,288 and ($332,000) and a realized gain on cash settlements of $-0- and $24,698, respectively.

DUNE ENERGY, INC.

Current Hedge Positions as of June 30, 2013

Crude Trade Details

Instrument	Beginning Date	Ending Date	Floor	Ceiling	Fixed	Total Bbls 2013	Bbl/d	Total Bbls 2014	Bbl/d	Total Volumes
Collar	01/01/13	12/31/13	$92.00	$104.60		84,000	457	—	—	84,000
Collar	01/01/14	12/31/14	$90.00	$99.00		—	—	137,000	375	137,000

						84,000	457	137,000	375	221,000

					Days	184		365
Hedged Daily Production (Bbl)						457		375

Natural Gas Trade Details
Instrument	Beginning Date	Ending Date	Floor	Ceiling	Fixed	Total Mmbtu 2013	Mmbtu/d	Total Mmbtu 2014	Mmbtu/d	Total Volumes
Collar	01/01/13	12/31/13	$3.50	$4.42		311,000	1,690	—	—	311,000
Collar	01/01/14	12/31/14	$3.75	$5.01		—	—	619,000	1,696	619,000

						311,000	1,690	619,000	1,696	930,000

					Days	184		365
Hedged Daily Production (Mmbtu)						1,690		1,696

NOTE 5—RESTRICTED STOCK, STOCK OPTIONS AND WARRANTS

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors and consultants. Total stock-based compensation expense including options, warrants and restricted stock was $656,284 and $1,288,589 for the three and six months ended June 30, 2013 and $374,931 and $1,028,225 for the three and six months ended June 30, 2012, respectively.

The 2007 Stock Incentive Plan, which was approved by Dune’s stockholders, authorizes the issuance of up to 32,000 shares of common stock to employees, officers and non-employee directors. The Plan is administered by the Compensation Committee of Dune’s board of directors. The following table reflects the vesting activity associated with the 2007 Stock Incentive Plan at June 30, 2013:

Grant Date	Shares Awarded	Shares Canceled	Shares Vested	Shares Unvested
December 17, 2007	2,486	(715)	(1,771)	—
March 13, 2008	1,054	—	(1,054)	—
August 1, 2008	6,227	(1,114)	(5,113)	—
October 1, 2009	4,500	(1,485)	(3,015)	—
December 31, 2009	5,738	(1,542)	(4,196)	—
November 8, 2010	9,389	(748)	(5,815)	2,826
December 30, 2010	44	—	(44)	—

	29,438	(5,604)	(21,008)	2,826

Common shares available to be awarded at June 30, 2013 are as follows:

Total shares authorized	32,000
Total shares issued	(29,438)
Total shares canceled	5,604

Total shares available	8,166

Pursuant to a unanimous written consent dated March 5, 2012, the board of directors of the Company authorized the adoption of the Dune Energy, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), to become effective immediately. The 2012 Plan is administered by the Compensation Committee of Dune’s board of directors. Under the 2012 Plan, the Compensation Committee may grant any one or a combination of incentive options, non-qualified stock options, restricted stock, stock appreciation rights and phantom stock awards, as well as purchased stock, bonus stock and other performance awards. The aggregate number of shares of common stock that may be issued or transferred to grantees under the Plan could not exceed 3,250,000 shares. On April 25, 2013, the Company’s board of directors approved an amendment to the Company’s 2012 Plan. The Plan amendment provides for an increase of 1,750,000 in the number of authorized shares in the Plan from 3,250,000 to 5,000,000. This amendment was subsequently approved by Dune’s shareholders.

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

The following table reflects the vesting activity associated with the 2012 Plan:

Grant Date	Shares Awarded	Shares Canceled	Shares Vested	Shares Unvested
March 5, 2012 stock options	600,000	—	(466,668)	133,332
March 5, 2012 stock grants	831,500	(82,365)	(213,880)	535,255
October 1, 2012 stock grants	225,000	—	—	225,000
December 3, 2012 stock grants	659,933	(4,900)	—	655,033
February 20, 2013 stock grant	103,978	—	—	103,978
April 25, 2013 deferred stock units	346,818	—	(115,608)	231,210

	2,767,229	(87,265)	(796,156)	1,883,808

Common shares available to be awarded at June 30, 2013 are as follows:

Total shares authorized	5,000,000
Total shares issued	(2,767,229)
Total shares canceled	87,265

Total shares available	2,320,036

NOTE 6— INCOME TAXES

Dune is in a position of cumulative reporting losses for the current and preceding reporting periods. The volatility of energy prices and uncertainty of when energy prices may rebound is not readily determinable by management. At this date, this general fact pattern does not allow the Company to project sufficient sources of future taxable income to offset tax loss carry forwards and net deferred tax assets. Under these current circumstances, it is management’s opinion that the realization of these tax attributes does not reach the “more likely than not criteria” under FASB ASC 740—Income Taxes. As a result, the Company’s taxes through June 30, 2013 are subject to a full valuation allowance.

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

NOTE 7—FAIR VALUE MEASUREMENTS

Certain assets and liabilities are reported at fair value on a recurring basis in Dune’s consolidated balance sheet. The following table summarizes the valuation of our investments and financial instruments by FASB ASC 820-10-05 pricing levels as of June 30, 2013:

	Fair Value Measurements at June 30, 2013 Using
	Level 1	Level 2	Level 3	Total
Oil and gas derivative assets	$—	$831,878	$—	$831,878
Oil and gas derivative liabilities	—	—	—	—

Total	$—	$831,878	$—	$831,878

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

In connection with the acquisition of Goldking, the Company inherited an environmental contingency, which after conducting its due diligence and subsequent testing, the Company believes is the responsibility of a third party. However, federal and state regulators have determined Dune is the responsible party for cleanup of this area. Dune has maintained a passive maintenance of this site since it was first discovered after Hurricane Katrina. Cost to date of approximately $2,100,000 has been incurred by the Company minus insurance proceeds of $1,000,000. The Company still believes another party has the primary responsibility for this occurrence but is committed to working with the various state and federal authorities on resolution of this issue. Plans for testing and analysis of various containment products and remediation procedures by third party consultants are being reviewed and will be presented to the federal and state authorities for consideration in 2013. The possible cost of an acceptable containment product, assuming potential remediation programs are viable and acceptable to all involved parties, may be as much as $2,500,000 to $3,000,000 over a several year time frame. At this time, it is not known if the Company’s insurance will continue to cover the cleanup costs or if the Company can be successful in proving another party should be primarily responsible for the cost of remediation.

Subsequent to the end of the second quarter ended June 30, 2013 and during the drilling of the Leeville SL 20783 well, mechanical problems were encountered above the 19,000 feet drilling depth. A hole was discovered in the casing at around 7,400 feet that required well-control attention. Drilling was halted and the situation is currently in the process of being resolved. Dune’s share of the drilling of the well to date is approximately $5.2 million. The well bore is insured with the exception of a $100,000 deductible. We are currently involved in discussions with our insurance providers with respect to the alternatives available to continue with the drilling and completion of the well. At this time, management cannot predict which option will be selected.

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

Liquidity and Capital Resources

During the first six months of 2013 compared to the first six months of 2012, net cash flow provided by operations reflected a decrease of $2.4 million to $10.9 million. This decrease is primarily attributable to the fluctuation in accounts payable and accrued liabilities between periods.

Our current assets were $26.3 million on June 30, 2013. Cash on hand comprised approximately $16.2 million of this amount. This compared to $22.8 million in cash at the end of calendar year 2012 and $8.9 million at the end of the second quarter of 2012. Accounts payable have increased from $7.0 million at year end 2012 to $10.4 million at June 30, 2013. Accounts payable were $12.5 million at June 30, 2012. This increase in payables and decreases in cash on hand from the calendar year 2012 reflects the impact of additional capital spending in the first two quarters of 2013.

Our capital investments and exploration costs year-to-date reflect our ongoing drilling and facilities upgrade program which amounted to $29.0 million during the first six months of 2013, up from $19.2 million spent during the same period of 2012. The increased spending reflected continued drilling activity at Garden Island Bay and Leeville fields. We expect to spend approximately $24 million (including dry-hole costs) during the final six months of 2013 on continuing development, exploitation and exploration associated with high potential opportunities within our asset base. Based on this plan, the capital investments and exploration costs for the year would total approximately $53 million. This would represent a $26 million increase over our $27 million of capital investment and exploration costs in 2012. However, this anticipated capital investment may be reduced or increased depending on available cash flow. Because we operate the majority of our properties, we can control to some extent the timing of expenditures.

On December 21, 2012, the Company issued 18,749,997 shares of its common stock to the Company’s major stockholders (the “Investors”), pursuant to a Stock Purchase Agreement (collectively the “Stock Purchase Agreements” and such transaction the “Financing”) between the Company and each such stockholder, resulting in gross proceeds to the Company of $30,000,000. Upon our election, and subject to our meeting certain performance objectives, we could conduct two additional closings with the Investors prior to December 31, 2013 (each a “Subsequent Closing”). In each Subsequent Closing, we would issue up to 6,250,000 shares of our common stock at a purchase price of $1.60 per share or a total purchase price of up to $10,000,000. The Investors could also elect to require us to conduct a closing in which we will issue the remaining shares to be issued in the Financing, upon the occurrence of certain events specified in the Stock Purchase Agreements. In the Financing, each of the Investors received a “Preemptive Right” to purchase such investor’s pro rata percentage of new stock or new debt financings (excluding certain reserve based revolver financings) undertaken by Dune, on substantially the same terms as offered to any outside investor.

On May 8, 2013, pursuant to the terms of the Stock Purchase Agreements, the Company conducted a Subsequent Closing with the Investors in which the Company issued 6,249,996 shares of its common stock, resulting in gross proceeds to the Company of $10,000,000.

On June 28, 2013, pursuant to the terms of the Stock Purchase Agreements, the Company conducted the final Subsequent Closing with the Investors in which the Company issued 6,249,996 shares of its common stock, resulting in gross proceeds to the Company of $10,000,000.

Our primary sources of liquidity are cash provided by operating activities, debt financing, sales of non-core properties and access to capital markets. The total Debt to EBITDAX covenant in our current revolving credit agreement controls access to the “undrawn” amount of borrowing availability from quarter to quarter and is based on the trailing 12 month total. As a result, any given month within the 12 month calculation period, such as that experienced during the first two months of 2013, will have a lingering impact on future quarterly EBITDAX determinations until those months are no longer included. For the second quarter of 2013, the EBITDAX covenant stipulates that the ratio of total Debt to EBITDAX be less than 4.5 to 1.0; for the prior three quarters the requirement was 5.0 to 1.0. By the end of the third quarter of 2013, this covenant benchmark is set at less than 4.0 to 1.0. Current indications suggest that the Company should remain in compliance with this covenant for the remainder of the year. However, any operational delays or failures that impact expected production volumes or timing may have an adverse effect on our ability to meet this calculation. We monitor our financial progress very carefully and attempt to adjust our available projects in order to meet all of the covenants of the credit agreement.

The exact amount of capital spending for 2013 will depend upon individual well performance results; cash flow; availability and scheduling of drilling operations; and partner agreement on timing and planning of joint drilling obligations. Currently, we expect that a significant portion of our 4th quarter 2013 budget will be dedicated to our Garden Island Bay field. However, this will be subject to the intentions of our majority partners in the Leeville field. Should our partners decide to pursue a drilling schedule that is more aggressive than currently presumed, the resulting AFE’s for our share of the expenditures may force us to either forfeit our interest in this program or delay our drilling activity at Garden Island Bay. As Leeville has been a successful venture thus far, delaying Garden Island Bay projects would likely occur. In the meantime, we are targeting a total capital budget of approximately $50 to $55 million in calendar 2013, which is below our prior forecast of $73 million with an original budget of $64 million. The less ambitious target is set so as to ensure that the Company stays within the covenant restrictions of our credit agreement. Near term drilling will occur in our Chocolate Bayou and Live Oak fields, where we have opportunities to significantly increase production volumes for relatively low overall investments. Investments later in the third quarter and through the fourth quarter will focus on the Garden Island Bay field and possibly the Leeville field should our partners be so inclined. As always, gains in production volumes will significantly drive EBITDAX increases, which should then provide for increased borrowing availability under our revolver.

Results of Operations

Year-over-year production decreased from 2,757 Mmcfe for the first six months of 2012 to 2,396 Mmcfe for the same six month period of 2013. This decrease was caused by normal reservoir declines which were not offset by increased production.

The following table reflects the decrease in oil and gas sales revenue due to the changes in prices and volumes:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
Oil production volume (Mbbls)	135	29%	105	232	13%	205
Oil sales revenue ($000)	$14,075	27%	$11,090	$24,749	12%	$22,053
Price per Bbl	$104.26	-1%	$105.62	$106.68	-1%	$107.58
Increase (decrease) in oil sales revenue due to:
Change in production volume	$3,169			$2,905
Change in prices	(184)			(209)

Total increase in oil sales revenue	$2,985			$2,696

Gas production volume (Mmcf)	616	-18%	750	1,006	-34%	1,529
Gas sales revenue ($000)	$2,709	34%	$2,017	$4,156	-7%	$4,449
Price per Mcf	$4.40	64%	$2.69	$4.13	42%	$2.91
Increase (decrease) in gas sales revenue due to:
Change in production volume	$(360)			$(1,522)
Change in prices	1,052			1,229

Total increase (decrease) in gas sales revenue	$692			$(293)

Total production volume (Mmcfe)	1,424	3%	1,382	2,396	-13%	2,757
Total revenue ($000)	$16,784	28%	$13,107	$28,905	9%	$26,502
Price per Mcfe	$11.79	24%	$9.48	$12.06	25%	$9.61
Increase (decrease) in total revenue due to:
Change in production volume	$398			$(3,469)
Change in prices	3,279			5,872

Total increase in total revenue	$3,677			$2,403

We recorded a net loss for the six months ended June 30, 2013 of ($4.6 million) or ($0.07) loss per share compared to net loss of ($2.7 million) or ($0.07) loss per share for the same period of 2012. The increase in loss of $1.9 million is primarily attributable to the reduction of gains on derivative instruments.

Revenues

Oil and Gas Revenues

Revenues from the quarter ended June 30, 2013 totaled $16.8 million compared to $13.1 million for the quarter ended June 30, 2012 representing a $3.7 million increase. Production volumes for 2013 were 135 Mbbls of oil and 0.62 Bcf of natural gas or 1.42 Bcfe. This compares to 105 Mbbls of oil and 0.75 Bcf of natural gas or 1.38 Bcfe representing a 3% increase in production volumes. In 2013, the average sales price per barrel of oil was $104.26 and $4.40 per Mcf of natural gas as compared to $105.62 per barrel and $2.69 per Mcf, respectively for 2012. These results indicate the increase in revenue is attributable to a 29% increase in oil production and a 64% increase in gas prices.

Revenues for the six months ended June 30, 2013 totaled $28.9 million compared to $26.5 million for the six months ended June 30, 2012 representing a $2.4 million increase. Production volumes for 2013 were

232 Mbbls of oil and 1.01 Bcf of natural gas or 2.40 Bcfe. This compares to 205 Mbbls of oil and 1.53 Bcf of natural gas or 2.76 Bcfe representing a 13% decline in production volumes. In 2013, the average sales price per barrel of oil was $106.68 and $4.13 per Mcf of natural gas as compared to $107.58 per barrel and $2.91 per Mcf, respectively for 2012. These results indicate that the increase in revenue is attributable to a 25% increase in commodity prices which were partially reduced by a 13% decrease in production.

Other revenues

During the six months of 2013, the Company sold volatile organic compound emission credits to a purchaser for $1.0 million. There were no sales of these credits in 2012.

Operating expenses

Lease operating expense and production taxes

The following table presents the major components of Dune’s lease operating expense (in thousands) for the three and six months ended June 30, 2013 and 2012 on a Mcfe basis:

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	Total	Per Mcfe	Total	Per Mcfe	Total	Per Mcfe	Total	Per Mcfe
Direct operating expense	$5,540	$3.89	$4,973	$3.60	$10,645	$4.44	$9,325	$3.38
Production taxes	1,733	1.22	1,116	0.81	2,930	1.22	2,170	0.79
Ad valorem taxes	197	0.14	253	0.18	433	0.18	527	0.19
Transportation	299	0.21	330	0.24	594	0.25	685	0.25
Workovers	79	0.06	28	0.02	107	0.04	152	0.06

	$7,848	$5.52	$6,700	$4.85	$14,709	$6.13	$12,859	$4.67

Lease operating expense for the quarter ended June 30, 2013 totaled $7.8 million versus $6.7 million for the same period of 2012. This translated to a 14% increase quarter-over-quarter on a sales volume basis from $4.85/Mcfe to $5.52/Mcfe.

Lease operating expense for the six months ended June 30, 2013 totaled $14.7 million versus $12.9 million for the same period of 2012. This translated into an increase of $1.46/Mcfe on a volume basis.

Accretion of asset retirement obligation

Accretion expense for asset retirement obligations increased by $0.04 million for the quarter ended June 30, 2013 compared to the same period in 2012. Similarly, accretion expense for the six month period ended June 30, 2013 reflected a $0.07 million increase from the comparable period of 2012. This small increase is the result of reevaluating abandonment costs at year end.

Depletion, depreciation and amortization (DD&A)

For the quarter ended June 30, 2013, the Company recorded DD&A expense of $4.8 million ($3.37/Mcfe) compared to $5.0 million ($3.62/Mcfe) for the quarter ended June 30, 2012 representing a decrease of $0.2 million ($0.25/Mcfe). Additionally, for the six months ended June 30, 2013, the Company recorded DD&A expense of $8.0 million ($3.34/Mcfe) compared to $9.3 million ($3.37/Mcfe) for the six months ended June 30, 2012 representing a decrease of $1.3 million ($0.03/Mcfe). This six month decrease reflects the impact of the reduction in production volumes that directly impacts the DD&A calculation.

General and administrative expense (G&A expense)

G&A expense for the current quarter ended 2013 increased $0.8 million (35%) from the comparable 2012 quarter to $3.1 million. Cash G&A expense for 2013 increased $0.5 million (27%) from 2012 to $2.5 million. This increase resulted principally from additional stock-based compensation.

For the six months ended June 30, 2013 and 2012, G&A expense increased $0.3 million (6%) to $5.7 million. Cash G&A expense for the first half of 2013 did not fluctuate and remained at $4.4 million.

Gain (loss) on settlement of asset retirement obligation liability

A loss on the settlement of asset retirement obligations of $0.5 million was incurred in second quarter of 2012. Additionally, a loss of $0.9 million was incurred in the six months ended June 30, 2012. These amounts result from the acceleration of plugging and abandonment costs that were projected to occur in a future period. There were limited plugging and abandonment projects in 2013 which did not yield a gain or loss.

Other income (expense)

Other income

Other income which includes interest income, is minimal as a result of using the Company’s cash balances to support working capital.

Interest expense

Interest expense remained constant at $2.4 million for the quarter ended June 30, 2013 compared to the same quarter ended June 30, 2012. Similarly, interest expense did not fluctuate for the first six months of 2013 compared to 2012 amounting to just under $5.0 million. Although interest expense increased on the Senior Secured Notes as a result of the accretion of the principal, this increase was offset by a reduction of interest expense on the revolving credit loan due to a reduction in the outstanding balance to $20 million at June 30, 2013.

Gain (loss) on derivative instruments

For the quarters ended June 30, 2013 and June 30, 2012, the Company incurred a gain on derivatives of $0.5 million and $5.0 million composed of an unrealized gain of $0.5 million and $4.5 million due to the change in the mark-to-market valuation and a realized gain of $-0- and $0.5 million for cash settlements, respectively.

For the six months ended June 30, 2013 and June 30, 2012, the Company incurred a gain (loss) on derivatives of ($0.3 million) and $4.7 million composed of an unrealized gain (loss) of ($0.3 million) and $4.0 million due to the change in mark-to-market valuation and a realized gain of $-0- and $0.7 million for cash settlements, respectively.

Net income (loss)

For the quarter ended June 30, 2013, net income (loss) decreased ($2.2 million) from the comparable quarter of 2012. This decrease reflects the impact of a ($4.5) reduction in gain on derivative instruments, a ($1.1 million) increase in lease operating expense and production taxes and a ($0.8 million) increase in G&A expense partially offset by a $3.7 million increase in revenues.

For the six months ended June 30, 2013, net income (loss) decreased ($1.9 million) from the comparable 2012 period. This decrease reflects the impact of a ($5.0 million) reduction in gain on derivative instruments, a ($1.8 million) increase in lease operating expense partially offset by a $3.4 million increase in revenues and a $1.3 million reduction in DD&A expense.

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

At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures are effective.

During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6.	Exhibits

(a) Exhibits

Exhibit Nos.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 7, 2003 (2)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated May 5, 2004 (3)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated June 12, 2007 (4)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 14, 2007 (5)

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 1, 2009 (6)

3.1.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 22, 2011 (7)

3.2	Amended and Restated By-Laws of Dune Energy, Inc. (8)

10.1	Form of Indemnification Agreement (9)

10.2	Second Amendment to Amended and Restated Credit Agreement among the Company, certain of the lenders party to the Amended and Restated Credit Agreement dated as of December 22, 2011, and Bank of Montreal as administrative agent for the lenders (10)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-KSB (File No. 001-32497) for the year ended December 31, 2002
(2)	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010.

(3)	Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 10-Q (File No. 001-32497) for the quarterly period ended March 31, 2007.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010.
(5)	Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010.
(6)	Incorporated by reference to Exhibit No. 3.1.2 to the Registrant’s Form 8-K (File No. 001-32497) filed on December 1, 2009.
(7)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-32497) filed on December 27, 2011.
(8)	Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 8-K (File No. 001-32497) filed on July 12, 2010.
(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-27897) filed on April 29, 2013.
(10)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 000-27897) filed on May 3, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNE ENERGY, INC.

Date: August 7, 2013	By:	/S/ JAMES A. WATT
	Name:	James A. Watt
	Title:	President and Chief Executive Officer

Date: August 7, 2013	By:	/S/ FRANK T. SMITH, JR.
	Name:	Frank T. Smith, Jr.
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 7, 2003 (2)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated May 5, 2004 (3)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated June 12, 2007 (4)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 14, 2007 (5)

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 1, 2009 (6)

3.1.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 22, 2011 (7)

3.2	Amended and Restated By-Laws of Dune Energy, Inc. (8)

10.1	Form of Indemnification Agreement (9)

10.2	Second Amendment to Amended and Restated Credit Agreement among the Company, certain of the lenders party to the Amended and Restated Credit Agreement dated as of December 22, 2011, and Bank of Montreal as administrative agent for the lenders (10)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-KSB (File No. 001-32497) for the year ended December 31, 2002
(2)	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010.
(3)	Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 10-Q (File No. 001-32497) for the quarterly period ended March 31, 2007.

(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010.
(5)	Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010.
(6)	Incorporated by reference to Exhibit No. 3.1.2 to the Registrant’s Form 8-K (File No. 001-32497) filed on December 1, 2009.
(7)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-32497) filed on December 27, 2011.
(8)	Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 8-K (File No. 001-32497) filed on July 12, 2010.
(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-27897) filed on April 29, 2013.
(10)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 000-27897) filed on May 3, 2013.