Form 10-Q
period 2013-09-30
DUNE ENERGY INC
filed 2013-11-05
CIK 1092839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 71,476,811 shares of Common Stock, $.001 par value per share, as of November 5, 2013.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Dune Energy, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$1,596,807	$22,793,916
Accounts receivable	8,846,173	6,723,233
Current derivative asset	—	765,992
Prepayments and other current assets	391,688	5,160,533

Total current assets	10,834,668	35,443,674

Oil and gas properties, using successful efforts accounting—proved	284,490,074	239,233,653
Less accumulated depreciation, depletion, amortization and impairment	(49,172,275)	(13,806,672)

Net oil and gas properties	235,317,799	225,426,981

Property and equipment, net of accumulated depreciation of $206,558 and $256,380	169,867	71,080
Deferred financing costs, net of accumulated amortization of $1,375,079 and $771,061	1,941,052	2,428,453
Noncurrent derivative asset	82,292	397,886
Other assets	3,676,444	2,692,797

	5,869,655	5,590,216

TOTAL ASSETS	$252,022,122	$266,460,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,917,507	$6,987,857
Accrued liabilities	9,678,767	12,529,899
Current derivative liability	6,841	—
Current maturities on long-term debt (see note 2)	—	1,623,541

Total current liabilities	25,603,115	21,141,297
Long-term debt (see note 2)	69,424,434	83,429,862
Other long-term liabilities	22,472,330	13,860,597

Total liabilities	117,499,879	118,431,756

Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 1,000,000 shares authorized, 250,000 shares undesignated, no shares issued and outstanding	—	—
Common stock, $.001 par value, 4,200,000,000 shares authorized, 71,907,952 and 59,022,445 shares issued	71,908	59,022
Treasury stock, at cost (63,810 and 1,056 shares)	(121,146)	(1,914)
Additional paid-in capital	177,341,601	155,824,868
Accumulated deficit	(42,770,120)	(7,852,861)

Total stockholders’ equity	134,522,243	148,029,115

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$252,022,122	$266,460,871

See notes to unaudited consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Revenues:
Oil and gas revenues	$13,706,257	$13,440,370	$42,611,399	$39,942,295
Other revenues	—	—	963,150	—

Total revenues	13,706,257	13,440,370	43,574,549	39,942,295

Operating expenses:
Lease operating expense and production taxes	5,677,034	6,419,316	20,084,684	19,004,600
Accretion of asset retirement obligation	402,732	365,439	1,208,196	1,096,317
Depletion, depreciation and amortization	5,183,118	926,277	13,144,822	10,198,260
General and administrative expense	2,924,299	2,117,447	8,641,758	7,541,041
Loss on settlement of asset retirement obligation liability	—	62,148	—	951,094
Impairment of oil and gas properties	22,250,000	—	22,250,000	—
Remediation costs	4,284,246	97,715	4,586,000	371,097

Total operating expense	40,721,429	9,988,342	69,915,460	39,162,409

Operating income (loss)	(27,015,172)	3,452,028	(26,340,911)	779,886

Other income (expense):
Other income	82	2,715	774	16,417
Interest expense	(2,541,193)	(2,419,864)	(7,460,381)	(7,201,331)
Gain (loss) on derivative instruments	(809,439)	(2,430,239)	(1,116,741)	2,297,397

Total other income (expense)	(3,350,550)	(4,847,388)	(8,576,348)	(4,887,517)

Net loss	$(30,365,722)	$(1,395,360)	$(34,917,259)	$(4,107,631)

Net loss per share:
Basic and diluted	$(0.42)	$(0.04)	$(0.54)	$(0.10)
Weighted average shares outstanding:
Basic and diluted	71,907,952	39,391,382	64,779,930	39,207,325

See notes to unaudited consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,917,259)	$(4,107,631)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	13,144,822	10,198,260
Amortization of deferred financing costs	604,018	555,322
Stock-based compensation	1,763,135	1,306,197
Loss on settlement of asset retirement obligation liability	—	951,094
Accretion of asset retirement obligation	1,208,196	1,096,317
Impairment of oil and gas properties	22,250,000	—
Remediation costs	4,586,000	—
Unrealized loss (gain) on derivative instruments	1,088,427	(1,331,092)
Changes in:
Accounts receivable	(2,223,214)	1,256,952
Prepayments and other assets	4,768,845	1,847,376
Payments made to settle asset retirement obligations	(196,314)	(2,082,624)
Accounts payable and accrued liabilities	9,266,089	2,192,585

NET CASH PROVIDED BY OPERATING ACTIVITIES	21,342,745	11,882,756

CASH FLOWS FROM INVESTING ACTIVITIES
Cash investment in proved and unproved properties	(40,435,570)	(19,126,544)
Decrease in restricted cash	—	17,184
Purchase of furniture and fixtures	(146,963)	(95,233)
Decrease (increase) in other assets	(983,647)	313,858

NET CASH USED IN INVESTING ACTIVITIES	(41,566,180)	(18,890,735)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	20,000,000	—
Common stock issuance costs	(233,516)	—
Payments on short-term debt	(1,623,541)	(4,557,857)
Increase in long-term debt issuance costs	(116,617)	(198,924)
Payments on long-term debt	(19,000,000)	(3,000,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(973,674)	(7,756,781)

NET CHANGE IN CASH BALANCE	(21,197,109)	(14,764,760)
Cash balance at beginning of period	22,793,916	20,393,672

Cash balance at end of period	$1,596,807	$5,628,912

SUPPLEMENTAL DISCLOSURES
Interest paid	$1,837,444	$2,094,165
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Accrued interest converted to long-term debt	$4,994,572	$4,360,073
Non-cash investment in proved and unproved properties in accounts payable	—	1,794,071
Revision to asset retirement obligation	4,820,851	—

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

Dune prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles in the United States. However, Dune has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first nine months of 2013. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2012. The income statement for the nine months ended September 30, 2013 cannot necessarily be used to project results for the full year.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentation.

Revenue recognition

Dune records oil and gas revenues following the entitlement method of accounting for production in which any excess amount received above Dune’s share is treated as a liability. If less than Dune’s share is received, the underproduction is recorded as an asset. Dune did not have an imbalance position in terms of volumes or values at September 30, 2013. Additionally, Dune records the sale of emission credits as other revenue in the period they are sold.

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

During the three and nine months ended September 30, 2013, the Company impaired its oil and gas properties by $22,250,000, which is reflected in the accompanying consolidated financial statements. This impairment primarily resulted from the impact of lower expected future oil prices on the economic life of the Garden Island Bay field proved reserves. The application of this non-cash accounting assessment was triggered by the publication of the mid-year, D&M Reserve Report and the backwardation of the published strip price of WTI oil on the effective date of the report.

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

During the third quarter of 2013, the Company increased the asset retirement obligation associated with the Garden Island Bay field by $4,820,851. This change resulted from the acceleration of plugging and abandonment costs in that field and is included in other long-term liabilities in the consolidated balance sheets at September 30, 2013.

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

NOTE 2—DEBT FINANCING

Long-term debt consists of:

	September 30, 2013	December 31, 2012
Revolving credit loan	$9,000,000	$28,000,000
Insurance note payable	—	1,623,541
Floating Rate Senior Secured Notes due 2016	60,424,434	55,429,862

Total long-term debt	69,424,434	85,053,403
Less: current maturities	—	(1,623,541)

Long-term debt, net of current maturities	$69,424,434	$83,429,862

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

Borrowings under the New Credit Agreement equaled $9.0 million and $2 million of letters of credit as of September 30, 2013. Subsequent to September 30, 2013, the Company borrowed an additional $13,000,000.

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

Interest on the New Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on March 15, 2012. Subject to applicable law, interest accrues on the New Notes at a variable rate per annum equal to 13% plus the greater of 1.5% and Three-Month LIBOR, determined as of two London banking days prior to the original issue date and reset quarterly on each interest payment date. Such interest consists of (a) a mandatory cash interest component (that shall accrue at a fixed rate of 3% per annum and be payable solely in cash) and (b) a component that shall accrue at a variable rate and be payable in either cash or by accretion of principal. As of September 30, 2013, the Company has elected to increase the aggregate principal amount of the New Notes by a cumulative amount of $10,920,443 in lieu of making cash quarterly interest payments, including $4,994,572 during the nine months ended September 30, 2013. This results in an outstanding balance of $60,424,434.

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

For the three and nine months ended September 30, 2013, Dune recorded a loss on the derivatives of ($809,439) and ($1,116,741) composed of an unrealized loss on changes in mark-to-market valuations of ($756,427) and ($1,088,427) and a realized loss on cash settlements of ($53,012) and ($28,314), respectively.

DUNE ENERGY, INC.

Current Hedge Positions as of September 30, 2013

Crude Trade Details

Instrument	Beginning Date	Ending Date	Floor	Ceiling	Fixed	Total Bbls 2013	Bbl/d	Total Bbls 2014	Bbl/d	Total Volumes
Collar	01/01/13	12/31/13	$92.00	$104.60		40,000	435	—	—	40,000
Collar	01/01/14	12/31/14	$90.00	$99.00		—	—	137,000	375	137,000

						40,000	435	137,000	375	177,000

					Days	92		365
Hedged Daily Production (Bbl)						435		375

Natural Gas Trade Details
Instrument	Beginning Date	Ending Date	Floor	Ceiling	Fixed	Total Mmbtu 2013	Mmbtu/d	Total Mmbtu 2014	Mmbtu/d	Total Volumes
Collar	01/01/13	12/31/13	$3.50	$4.42		116,000	1,261	—	—	116,000
Collar	01/01/14	12/31/14	$3.75	$5.01		—	—	619,000	1,696	619,000

						116,000	1,261	619,000	1,696	735,000

					Days	92		365
Hedged Daily Production (Mmbtu)						1,261		1,696

NOTE 5—RESTRICTED STOCK, STOCK OPTIONS AND WARRANTS

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors and consultants. Total stock-based compensation expense including options, warrants and restricted stock was $474,546 and $1,763,135 for the three and nine months ended September 30, 2013 and $277,972 and $1,306,197 for the three and nine months ended September 30, 2012, respectively.

Pursuant to a unanimous written consent dated March 5, 2012, the board of directors of the Company authorized the adoption of the Dune Energy, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), to become effective immediately. The 2012 Plan is administered by the Compensation Committee of Dune’s board of directors. Under the 2012 Plan, the Compensation Committee may grant any one or a combination of incentive options, non-qualified stock options, restricted stock, stock appreciation rights and phantom stock awards, as well as purchased stock, bonus stock and other performance awards. The aggregate number of shares of common stock that may be issued or transferred to grantees under the Plan could not exceed 3,250,000 shares. On April 25, 2013, the Company’s board of directors approved an amendment to the Company’s 2012 Plan. The Plan amendment provided for an increase of 1,750,000 in the number of authorized shares in the Plan from 3,250,000 to 5,000,000. This amendment was subsequently approved by Dune’s shareholders.

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

Common shares available to be awarded at September 30, 2013 are as follows:

Total shares authorized	5,000,000
Total shares issued	(2,767,229)
Total shares canceled	87,265

Total shares available	2,320,036

NOTE 6—FAIR VALUE MEASUREMENTS

Certain assets and liabilities are reported at fair value on a recurring basis in Dune’s consolidated balance sheet. The following table summarizes the valuation of our investments and financial instruments by FASB ASC 820-10-05 pricing levels as of September 30, 2013:

	Fair Value Measurements at September 30, 2013 Using
	Level 1	Level 2	Level 3	Total
Oil and gas derivative assets	$—	$82,292	$—	$82,292
Oil and gas derivative liabilities	—	(6,841)	—	(6,841)

Total	$—	$75,451	$—	$75,451

NOTE 7—COMMITMENTS AND CONTINGENCIES

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

NOTE 8—REMEDIATION COSTS

In connection with the acquisition of Goldking, the Company inherited a remediation contingency, which after conducting its due diligence and subsequent testing, the Company believes is the responsibility of a third party. However, federal and state regulators have determined Dune is the responsible party for cleanup of this area. Dune has maintained a passive maintenance of this site since it was first discovered after Hurricane Katrina. The Company still believes another party has the primary responsibility for this occurrence but is committed to working with the various state and federal authorities on resolution of this issue. Plans for testing and analysis of various containment products and remediation procedures by third party consultants have been approved and in the third quarter of 2013, the Company recorded a liability of $4,586,000. Costs of $728,385 have been incurred in the first nine months of 2013 resulting in a $3,857,615 balance of which $1,078,615 is included in accrued liabilities and $2,779,000 is included in other long-term liabilities in the consolidated balance sheets at September 30, 2013.

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

Liquidity and Capital Resources

During the first nine months of 2013 compared to the first nine months of 2012, net cash flow provided by operating activities reflected an increase of $9.4 million to $21.3 million. This increase is primarily attributable to the fluctuation in accounts payable and accrued liabilities between periods.

Our current assets were $10.8 million on September 30, 2013. Cash on hand comprised approximately $1.6 million of this amount. This compared to $22.8 million in cash at the end of calendar year 2012 and $5.6 million at the end of the third quarter of 2012. Accounts payable have increased from $7.0 million at year end 2012 to $15.9 million at September 30, 2013. Accounts payable were $5.9 million at September 30, 2012. This increase in payables and decreases in cash on hand from the calendar year 2012 reflects the impact of additional capital spending in the first three quarters of 2013.

Our capital investments and exploration costs year-to-date reflect our ongoing drilling and facilities upgrade program which amounted to $40.4 million during the first nine months of 2013, up from $20.9 million spent during the same period of 2012. The increased spending reflected continued drilling activity at Garden Island Bay and Leeville fields. We expect to spend approximately $10 to $12 million (including dry-hole costs) during the final three months of 2013 on continuing development, exploitation and exploration associated with high potential opportunities within our asset base. Based on this plan, the capital investments and exploration costs for the year would total approximately $52 million. This would represent a $25 million increase over our $27 million of capital investment and exploration costs in 2012. However, this anticipated capital investment may be reduced or increased depending on available cash flow.

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

Our primary sources of liquidity are cash provided by operating activities, debt financing, sales of non-core properties and access to capital markets. The total Debt to EBITDAX covenant in our current revolving credit agreement controls access to the “undrawn” amount of borrowing availability from quarter to quarter and is based on the trailing 12 month total. As a result, any given month within the 12 month calculation period, such as that experienced during the first two months of 2013, will have a lingering impact on future quarterly EBITDAX determinations until those months are no longer included. For the third quarter of 2013, the EBITDAX covenant stipulates that the ratio of total Debt to EBITDAX be less than 4.0 to 1.0. Current indications suggest that the Company should remain in compliance with this covenant for the remainder of the year. However, any operational delays or failures that impact expected production volumes or timing may have an adverse effect on our ability to meet this calculation. We monitor our financial progress very carefully and attempt to adjust our available projects in order to meet all of the covenants of the credit agreement.

The exact amount of capital spending for 2013 will depend upon individual well performance results; cash flow; availability and scheduling of drilling operations; and partner agreement on timing and planning of joint drilling obligations. Currently, we expect that a significant portion of our 4th quarter 2013 budget will be dedicated to our Garden Island Bay field. However, this will be subject to the intentions of our majority partners in the Leeville field. Should our partners decide to pursue a drilling schedule that is more aggressive than currently presumed, the resulting AFE’s for our share of the expenditures may force us to either forfeit our interest in this program or delay our drilling activity at Garden Island Bay. As Leeville has been a successful venture thus far, delaying Garden Island Bay projects would likely occur. In the meantime, we are targeting a total capital budget of approximately $50 to $52 million in calendar 2013, which is below our prior forecast of $73 million with an original budget of $64 million. The less ambitious target is set so as to ensure that the Company stays within the covenant restrictions of our credit agreement. Near term drilling will occur in our Chocolate Bayou and Live Oak fields, where we have opportunities to significantly increase production volumes for relatively low overall investments. Investments in the fourth quarter will focus on the Garden Island Bay field and possibly the Leeville field should our partners be so inclined. As always, gains in production volumes will significantly drive EBITDAX increases, which should then provide for increased borrowing availability under our revolver.

Results of Operations

Year-over-year production decreased from 4,114 Mmcfe for the first nine months of 2012 to 3,526 Mmcfe for the same nine month period of 2013. This decrease was caused by normal reservoir declines which were not offset by increased production.

The following table reflects the decrease in oil and gas sales revenue due to the changes in prices and volumes:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	% Change	2012	2013	% Change	2012
Oil production volume (Mbbls)	109	2%	107	341	9%	312
Oil sales revenue ($000)	$11,911	8%	$11,056	$36,660	11%	$33,109
Price per Bbl	$109.28	6%	$103.33	$107.51	1%	$106.12
Increase in oil sales revenue due to:
Change in production volume	$207			$3,077
Change in prices	648			474

Total increase in oil sales revenue	$855			$3,551

Gas production volume (Mmcf)	476	-33%	713	1,483	-34%	2,242
Gas sales revenue ($000)	$1,795	-25%	$2,384	$5,951	-13%	$6,833
Price per Mcf	$3.77	13%	$3.34	$4.01	31%	$3.05
Increase (decrease) in gas sales revenue due to:
Change in production volume	$(792)			$(2,315)
Change in prices	203			1,433

Total decrease in gas sales revenue	$(589)			$(882)

Total production volume (Mmcfe)	1,130	-17%	1,357	3,526	-14%	4,114
Total revenue ($000)	$13,706	2%	$13,440	$42,611	7%	$39,942
Price per Mcfe	$12.13	23%	$9.90	$12.08	24%	$9.71
Increase (decrease) in total revenue due to:
Change in production volume	$(2,247)			$(5,709)
Change in prices	2,513			8,378

Total increase in total revenue	$266			$2,669

Revenues

Oil and Gas Revenues

Revenues from the quarter ended September 30, 2013 totaled $13.7 million compared to $13.4 million for the quarter ended September 30, 2012 representing a $0.3 million increase. Production volumes for the period were 109 Mbbls of oil and 0.48 Bcf of natural gas or 1.13 Bcfe, which is 17% less than the 107 Mbbls of oil and 0.71 Bcf of natural gas or 1.36 Bcfe produced during the third quarter of 2012. The average third quarter 2013 sales price per barrel of oil was $109.28 and $3.77 per Mcf for natural gas. During the same three month period of 2012 oil sold for $103.33 per barrel and natural gas for $3.34 per Mcf. As a result, higher prices for oil and natural gas were able to offset lower production and yield a small increase in revenues quarter-over-quarter.

Revenues for the nine months ended September 30, 2013 totaled $42.6 million compared to $39.9 million for the nine months ended September 30, 2012 representing a $2.7 million increase. Production volumes were 341 Mbbls of oil and 1.48 Bcf of natural gas or 3.53 Bcfe over the same time frame. This represented a 14% decline in production volumes from the first nine months of 2012, which were 312 Mbbls of oil and 2.24 Bcf of natural gas or 4.11 Bcfe. The average sales price per barrel of oil was $107.51 and natural gas was $4.01 per Mcf of natural gas for the nine month period ended September 30, 2013. This compared to $106.12 per barrel and $3.05 per Mcf, respectively for the same period of 2012. These results indicate that the increase in revenue was attributable to a 24% increase in commodity prices, led by natural gas prices, which overcame the 14% decrease in production.

Other revenues

During the nine months of 2013, the Company sold volatile organic compound emission credits to a purchaser for $1.0 million. There were no sales of these credits in 2012.

Operating expenses

Lease operating expense and production taxes

The following table presents the major components of Dune’s lease operating expense (in thousands) for the three and nine months ended September 30, 2013 and 2012 on a Mcfe basis:

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
	Total	Per Mcfe	Total	Per Mcfe	Total	Per Mcfe	Total	Per Mcfe
Direct operating expense	$3,731	$3.30	$4,529	$3.34	$14,074	$3.99	$13,581	$3.30
Production taxes	1,434	1.27	1,202	0.89	4,364	1.24	3,372	0.82
Ad valorem taxes	177	0.16	282	0.21	611	0.17	810	0.20
Transportation	285	0.25	306	0.23	880	0.25	990	0.24
Workovers	50	0.04	100	0.07	156	0.04	252	0.06

	$5,677	$5.02	$6,419	$4.74	$20,085	$5.69	$19,005	$4.62

Lease operating expense for the quarter ended September 30, 2013 totaled $5.6 million versus $6.4 million for the same period of 2012 representing an 11% reduction. However, this translated to a 6% increase quarter-over-quarter on a sales volume basis due to decreased production volumes.

Lease operating expense for the nine months ended September 30, 2013 totaled $20.1 million versus $19.0 million for the same period of 2012. This translated into an increase of $1.07/Mcfe on a volume basis.

Accretion of asset retirement obligation

Accretion expense for asset retirement obligations increased by $0.04 million for the quarter ended September 30, 2013 compared to the same period in 2012. Similarly, accretion expense for the nine month period ended September 30, 2013 reflected a $0.11 million increase from the comparable period of 2012. This small increase is the result of reevaluating abandonment costs at year end.

Depletion, depreciation and amortization (DD&A)

For the quarter ended September 30, 2013, the Company recorded DD&A expense of $5.2 million ($4.59/Mcfe) compared to $0.9 million ($0.68/Mcfe) for the quarter ended September 30, 2012 representing an increase of $4.3 million ($3.91/Mcfe). Additionally, for the nine months ended September 30, 2013, the Company recorded DD&A expense of $13.1 million ($3.73/Mcfe) compared to $10.2 million ($2.47/Mcfe) for the nine months ended September 30, 2012 representing an increase of $2.9 million ($1.26/Mcfe). This nine month increase reflects the impact of increase capital expenditures during 2013 that directly impacts the DD&A calculation.

General and administrative expense (G&A expense)

G&A expense for the current quarter ended 2013 increased $0.8 million (38%) from the comparable 2012 quarter to $2.9 million. Cash G&A expense for 2013 increased $0.7 million (36%) from 2012 to $2.5 million. This increase resulted principally from additional personnel expense.

For the nine months ended September 30, 2013 and 2012, G&A expense increased $1.1 million (14%) to $8.6 million. Cash G&A expense for the first three quarters of 2013 increased $0.7 million to $6.9 million.

Gain (loss) on settlement of asset retirement obligation liability

A loss on the settlement of asset retirement obligations of $0.6 million was incurred in third quarter of 2012. Additionally, a loss of $0.9 million was incurred in the nine months ended September 30, 2012. These amounts result from the acceleration of plugging and abandonment costs that were projected to occur in a future period. There were limited plugging and abandonment projects in 2013 which did not yield a gain or loss.

Impairment of oil and gas properties

Dune recorded an impairment of oil and gas properties of $22.3 million in the third quarter of 2013. This impairment primarily resulted from the impact of lower expected future oil prices on the economic life of the Garden Island Bay field proved reserves. The application of this non-cash accounting assessment was triggered by the publication of the mid-year, Degolyer and MacNaughton Reserve Report and the backwardation of the published strip price of WTI oil on the effective date of the report.

Remediation costs

Associated with the Garden Island Bay Area of Containment which was inherited with the Goldking acquisition, the Company has recorded a non-cash remediation cost of $4.6 million. This amount represents costs associated with the testing, analysis and implementation of various containment products and remediation procedures to be performed by third party consultants over the next three years. The Company has incurred actual costs of $0.7 million through the first nine months of 2013 resulting in a liability for future costs of $3.9 million.

Costs incurred in the three and nine months ended September 30, 2012 amounted to $0.1 million and $0.4 million, respectively.

Other income (expense)

Other income

Other income which includes interest income, is minimal as a result of using the Company’s cash balances to support working capital.

Interest expense

Interest expense remained constant at $2.5 million for the quarter ended September 30, 2013 compared to the same quarter ended September 30, 2012. Similarly, interest expense fluctuated slightly for the first nine months of 2013 compared to 2012 amounting to just under $7.5 million. Although interest expense increased on the Senior Secured Notes as a result of the accretion of the principal, this increase was offset by a reduction of interest expense on the revolving credit loan due to a reduction in the outstanding balance which amounted to $9.0 million at September 30, 2013.

Gain (loss) on derivative instruments

For the quarters ended September 30, 2013 and September 30, 2012, the Company incurred a loss on derivatives of ($0.8) million and ($2.4) million composed of an unrealized loss of ($0.8) million and ($2.6) million due to the change in the mark-to-market valuation and a realized gain of $-0- and $0.2 million for cash settlements, respectively.

For the nine months ended September 30, 2013 and September 30, 2012, the Company incurred a gain (loss) on derivatives of ($1.1) million and $2.3 million composed of an unrealized gain (loss) of ($1.1) million and $1.3 million due to the change in mark-to-market valuation and a realized gain of $-0- and $1.0 million for cash settlements, respectively.

Net income (loss)

For the quarter ended September 30, 2013, net loss increased ($29.0 million) from the comparable quarter of 2012. This increase primarily reflects the impact of the $22.3 million impairment on the Garden Island Bay field and remediation costs of $4.3 million associated with the Garden Island Bay Area of Containment.

For the nine months ended September 30, 2013, net loss increased ($30.8) million from the comparable 2012 period. This increase primarily reflects the impact of the $22.3 million impairment on the Garden Island Bay field and remediation costs of $4.6 million associated with the Garden Island Bay Area of Containment.

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

At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures are effective.

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6.	Exhibits

(a) Exhibits

Exhibit Nos.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 7, 2003 (2)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated May 5, 2004 (3)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated June 12, 2007 (4)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 14, 2007 (5)

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 1, 2009 (6)

3.1.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 22, 2011 (7)

3.2	Amended and Restated By-Laws of Dune Energy, Inc. (8)

23.1*	Consent of Degoyler and MacNaughton, independent petroleum engineers.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-KSB (File No. 001-32497) for the year ended December 31, 2002
(2)	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010.
(3)	Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 10-Q (File No. 001-32497) for the quarterly period ended March 31, 2007.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010.

(5)	Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010.
(6)	Incorporated by reference to Exhibit No. 3.1.2 to the Registrant’s Form 8-K (File No. 001-32497) filed on December 1, 2009.
(7)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-32497) filed on December 27, 2011.
(8)	Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 8-K (File No. 001-32497) filed on July 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNE ENERGY, INC.

Date: November 5, 2013	By:	/S/ JAMES A. WATT
	Name:	James A. Watt
	Title:	President and Chief Executive Officer

Date: November 5, 2013	By:	/S/ FRANK T. SMITH, JR.
	Name:	Frank T. Smith, Jr.
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 7, 2003 (2)

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated May 5, 2004 (3)

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated June 12, 2007 (4)

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 14, 2007 (5)

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 1, 2009 (6)

3.1.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 22, 2011 (7)

3.2	Amended and Restated By-Laws of Dune Energy, Inc. (8)

23.1*	Consent of Degoyler and MacNaughton, independent petroleum engineers.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-KSB (File No. 001-32497) for the year ended December 31, 2002
(2)	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010.
(3)	Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 10-Q (File No. 001-32497) for the quarterly period ended March 31, 2007.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010.
(5)	Incorporated by reference to Exhibit 3.1.4 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010.

(6)	Incorporated by reference to Exhibit No. 3.1.2 to the Registrant’s Form 8-K (File No. 001-32497) filed on December 1, 2009.
(7)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-32497) filed on December 27, 2011.
(8)	Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 8-K (File No. 001-32497) filed on July 12, 2010.