Form 10-K
period 2013-12-31
DUNE ENERGY INC
filed 2014-03-07
CIK 1092839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-27897

DUNE ENERGY, INC.

(Exact name of registrant as specified in its charter

Delaware	95-4737507
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Shell Plaza 777 Walker Street, Suite 2300 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 10% of the outstanding shares of the class) was $26,512,653 based upon a closing sales price of $1.60.

As of March 7, 2014, the registrant had outstanding 72,152,555 shares of common stock.

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

PART I

Items 1 and 2. Business and Properties.

Overview

Dune Energy, Inc., a Delaware corporation, is an independent energy company based in Houston, Texas. We were formed in 1998 and since May of 2004, we have been engaged in the exploration, development, acquisition and exploitation of crude oil and natural gas properties, with interests along the Louisiana/Texas Gulf Coast. Our properties cover over 74,000 gross acres across 15 producing oil and natural gas fields.

Our total proved reserves as of December 31, 2013 were 93.1 Bcfe, consisting of 50.1 Bcf of natural gas and 7.2 Mmbbls of oil. The PV-10 of our proved reserves at year end was $311.7 million based on the average of the oil and natural gas sales prices on the first day of each of the twelve months during 2013, which was $93.39 per bbl of oil and $3.66 per mcf of natural gas. During 2013, we added 7.7 Bcfe through extensions and discoveries and produced 4.5 Bcfe. In addition, we experienced a net downward revision of 0.1 Bcfe.

Our wholly-owned subsidiaries are Dune Operating Company and Dune Properties, Inc., each a Texas corporation.

Employees

As of December 31, 2013, we had 34 full-time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are good. From time to time, we utilize the services of independent contractors to perform various field and other services.

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

2014 Budget. For 2014, we have targeted an initial capital budget of approximately $52 million (including dry-hole costs), primarily focused on our Garden Island Bay and Leeville field projects. The capital program will include several maintenance projects in addition to field exploitation within Garden Island Bay and Leeville. We intend to finance our 2014 capital expenditure plan primarily from cash flows from operations and our credit facility. Approximately $17 million will be expended in the first half of 2014. Success on these programs will provide cash flow and availability under our credit facility to conduct a drilling program across several fields in the second half of the year.

Offices

Our headquarters are located at Two Shell Plaza, 777 Walker Street, Suite 2300, Houston, Texas 77002. Our telephone number is (713) 229-6300.

Core Areas of Operation and Certain Key Properties

As of December 31, 2013, our proved oil and gas reserves were concentrated in 15 producing fields along the Texas and Louisiana Gulf Coast. The fields tend to have stacked multiple producing horizons with production typically between 4,000 and 13,000 feet. Some of the fields have numerous available wellbores capable of providing workover and recompletion opportunities. Additionally, new 3-D seismic data allows definition of numerous updip proved undeveloped, or PUD, locations throughout the fields. We expect the characteristics of these fields to allow us to record significant proved behind pipe and PUD reserves in each annual year-end and mid-year reserve report. At year-end 2013, our proved developed producing, or PDP, reserves of 23.6 Bcfe were 25.3% of our 93.1 Bcfe of total proved oil and natural gas reserves, our proved developed non-producing, or PDNP, reserves of 25.5 Bcfe were 27.4% of our total proved oil and natural gas reserves and our PUD reserves of 44.1 Bcfe were 47.3% of our total proved oil and natural gas reserves.

Three of our fields, Garden Island Bay, Leeville and Bateman Lake, have large acreage positions surrounding piercement salt domes. Approximately 58% of our total proved oil and gas reserves are located in these fields. We maintain an active workover and recompletion program in each of these fields and have drilled several development and exploratory wells in the fields since we acquired them. These workovers, recompletions, development and exploratory wells are designed to maintain or enhance the production rates in each of the fields. We intend to complete 4 to 6 workovers in these fields in 2014 along with 8 to 14 drilling opportunities both PUD and exploration locations. Most of these fields have had minimal drilling below 15,000 feet or below the salt layers, which provides significant exploratory upside for the Company. Three dimensional, or 3-D, seismic technology and directional drilling techniques provide the Company with several high reserve potential opportunities to drill in 2014 and beyond.

At Garden Island Bay, in 2013 we drilled the 913 572 (Kappa) PUD location and successfully completed the well as an oil producer. The initial 913 well, prior to being sidetracked, tested the Epsilon prospect but did not encounter commercial hydrocarbons. This program along with a 3 to 5 well workover program kept production essentially flat in the field for the year at approximately 760 Boe per day. In Garden Island Bay Field, we control 16 prospects and approximately 40 separate well locations identified using a recently completed depth-migrated

3-D data set within the field. Dune maintains a 100% working interest in these prospects. We intend to drill two or three of these projects in 2014. Success on these projects could lead to further exploratory or development drilling later in 2014 within this field.

At the Leeville field, we participate with a 40% working interest as a non-operator in a shallow drilling program encompassing 5 to 10 primarily PUD locations per year. In 2013, we completed several wells in this program. We also drilled a deep exploratory well with a 20% working interest. This well was junked and abandoned at approximately 19,000 feet without reaching its objective. We expect the well to be redrilled in 2014; however, we will only be responsible for our 20% of the costs below 19,000 feet as the costs of redrilling to this level will be reimbursed by insurance proceeds. We recompleted several older wells in the field in 2013 and expect that program will continue in 2014.

At our Bateman Lake field, we continue evaluating investments in drilling opportunities. However, the reserves attributed to this field are 90% natural gas and as a result of low gas prices, we conducted no new drilling in this field in 2013. With gas price recovery we anticipate a more active program in 2014 of at least one PUD location in addition to 2 to 3 workovers.

The Chocolate Bayou, Comite, and Live Oak fields comprise our next three largest properties and consist of 26% of our total proved reserves. These assets are typically characterized as having fewer wellbores than the salt dome fields but present numerous opportunities for PUD drilling and fault blocks containing unproved reserves that have been identified with new 3-D seismic data.

The remaining fields contain approximately 16% of our total proved oil and gas reserves and are characterized by occasional new drilling wells and workovers, but typically do not have the upside opportunities demonstrated in the other fields.

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

In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the present value of proved reserves set forth herein are made using the average of oil and natural gas sales prices on the first day of each of the twelve months during 2013. Estimated quantities of proved reserves and their present value are affected by changes in oil and natural gas prices. The arithmetic average reference prices utilized for the purpose of estimating our proved reserves and the present value of proved reserves as of December 31, 2013 were $93.39 per barrel of oil and $3.66 per Mmbtu of natural gas.

The reserve data and the present value as of December 31, 2013 were prepared by our Senior Vice-President of Operations. He is the technical person primarily responsible for overseeing the preparation of reserve estimates. He attended Texas A&M University for his undergraduate studies in Petroleum Engineering and has over 32 years of industry experience with positions of increasing responsibility in engineering and reservoir evaluations. We also have Degolyer and MacNaughton, a nationally recognized petroleum engineering firm, prepare a complete analysis of our reserves at mid-year. Such a report was completed as of June 30, 2013. This report is provided to our banks for calculation of our borrowing base under our revolver along with the year-end report prepared by our internal reservoir engineering staff.

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

During 2013 we drilled one PUD location at Garden Island Bay field and added one new PUD location based on recent drilling and 3-D seismic evaluations. PUD reserves in Garden Island Bay increased to 1.976 Bcfe from 1.326 Bcfe at the beginning of the year. In our Leeville field we increased PUD reserves from 17.1 Bcfe year-end 2012 to 19.1 Bcfe at year-end 2013 based on a several well drilling program and an extensive 3-D mapping incorporating all existing well data. Leeville now accounts for approximately 43% of our current PUD volumes and 51% of the current PV-10 value. We commenced a drilling program on these new PUD locations late in 2012 and we expect the program to continue into 2014. The remaining PUD locations on our books at year end 2012 remained booked at year-end 2013 and the majority are anticipated to be evaluated as part of the 2014 drilling program. Even with very limited capital the Company has maintained a program of evaluating all PUD locations in a timely manner.

Our proved undeveloped reserves increased from 2012 to 2013 by 493 Mbbls of oil and 1,251 Mmcf of gas or 4.21 Bcfe as a result of drilling activity and new interpretations of reservoirs within our Chocolate Bayou, Garden Island Bay and Leeville fields. We intend to continue investing in converting our inventory of PUD locations to proved developed locations within a five year time-frame. In 2013, approximately 70% of our $50 million budget was expended on development drilling and completions designed to move reserves from PUD and PDNP to PDP reserves.

The following table sets forth our estimated net total oil and natural gas reserves and the PV-10 value of such reserves as of December 31, 2013.

Summary of Oil and Natural Gas Reserves as of Fiscal-Year End Based on Average Fiscal-Year Prices

	Oil	Natural Gas	Total	Undiscounted Future Net Revenue	Present Value of Reserves Discounted at 10% (1)
	Mbbl	Mmcf	Mmcfe	$ (thousands)	$ (thousands)
Proved:
Developed Producing	2,105	10,925	23,555	138,855	78,518
Developed Nonproducing	1,888	14,171	25,501	134,970	65,737
Undeveloped	3,170	25,042	44,062	248,993	167,401

Total Proved	7,163	50,138	93,118	522,818	311,656

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

The table below provides a reconciliation of PV-10 to the standardized measure of discounted future net cash flows:

As of December 31, 2013
$(thousands)
PV-10	$311,656
Future income taxes, discounted at 10%	—

Standardized measure of discounted future net cash flows	$311,656

Oil and Natural Gas Volumes, Prices and Operating Expense

The following tables set forth certain information regarding the production volumes, revenue, average prices received and average production costs associated with our sale of oil and natural gas from operations for the three years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
Net Production:
Oil (Mbbl)	436	407	482
Natural gas (Mmcf)	1,913	2,819	2,928

Natural gas equivalent (Mmcfe)	4,529	5,261	5,820

Oil and Natural Gas Sales (dollars in thousands):
Oil	$45,875	$42,954	$49,473
Natural gas	7,707	9,014	13,419

Total	$53,581	$51,968	$62,892

Average Sales Price:
Oil ($ per Bbl)	$105.22	$105.54	$102.64
Natural gas ($ per Mcf)	4.03	3.20	4.58

Natural gas equivalent ($ per Mcfe)	$11.83	$9.88	$10.81

Oil and Natural Gas Costs (dollars in thousands):
Lease operating expenses	$17,256	$18,904	$18,298
Production taxes	5,459	4,479	4,923
Other operating expenses	2,201	2,578	2,863

Total	$24,916	$25,961	$26,084

Average production cost per Mcfe	$5.51	$4.93	$4.48
Average production cost per Boe	$33.06	$29.60	$26.88

Exploration, Development and Acquisition Capital Expenditures

The following table sets forth certain information regarding the gross costs incurred in the purchase of proved and unproved properties and in development and exploration activities.

	Year Ended December 31,
	2013	2012
	(in thousands)
Unproved property costs	$—	$—
Development costs	49,476	27,333
ARO costs	1,552	3,591

Total consolidated operations	51,028	30,924

Asset retirement obligations (non-cash)	$5,036	$1,701

Drilling Activity

The following table sets forth our drilling activity during the twelve-month periods ended December 31, 2013, 2012 and 2011 (excluding wells in progress at the end of such period). In the table, “gross” refers to the total number of wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest therein.

	Year Ended December 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Development wells
Productive	5.0	2.6	2.0	2.0	1.0	0.4
Non-productive	1.0	0.4	—	—	—	—

Exploratory wells
Productive	1.0	0.5	1.0	0.4	1.0	0.5
Non-productive	—	—	—	—	1.0	0.2

Productive Wells

The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2013. Productive wells are wells that are capable of producing natural gas or oil in economic quantities.

	Company Operated		Non-operated		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	27	25	23	8	50	33
Natural gas	23	17	155	3	178	20

Total	50	42	178	11	228	53

Acreage Data

The following table summarizes our gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2013.

	Developed acres		Undeveloped acres
	Gross	Net	Gross	Net
Gulf Coast Properties	73,391	44,758	736	433
Other	—	—	—	—

Total	73,391	44,758	736	433

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

Major Customers

The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues as follows:

2013:
Sunoco Partners Marketing	76%

2012:
Sunoco Partners Marketing	46%
Texas Crude Oil LLC	34%

Because alternate purchasers of natural gas and oil are readily available, we believe that the loss of any of our purchasers would not have a material adverse effect on our financial results.

Competition

The oil and gas industry is highly competitive. We encounter competition from other natural gas and oil companies in all areas of our operations, including the acquisition of exploratory prospects and proven properties. Many of our competitors are large, well-established companies that have been engaged in the natural gas and oil business for much longer than we have and possess substantially larger operating staffs, more advanced technologies and greater capital resources than we do. There is also competition for the hiring of experienced personnel. Our ability to explore for oil and natural gas reserves and to acquire additional properties in the future will be dependent upon our ability to conduct our operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

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

Additionally, our sales of crude oil is subject, in certain states, to what are generally referred to as common purchaser statutes and related regulations, which, in general, require that purchasers in a field purchase and take ratably and without discrimination from all producers in that field selling to that purchaser. Accordingly, we believe that the impact of common purchaser statutes and related regulations will not affect our operations in any way that is of material difference from those of our competitors.

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

Further, our sales of natural gas is subject, in certain states, to what are generally referred to as common purchaser statutes and related regulations, which, in general, require that purchasers in a field purchase and take ratably and without discrimination from all producers in that field selling to that purchaser. Accordingly, we believe that the impact of common purchaser statutes and related regulations will not affect our operations in any way that is of material difference from those of our competitors.

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

Further, any impact of the common purchaser statutes and related regulations discussed above is manifested, if at all, on our production of crude oil and natural gas in relation to other producers in the fields in which we operate. Accordingly, we believe that the impact of common purchaser statutes and related regulations will not affect our operations in any way that is of material difference from those of our competitors.

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

These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, the United States Congress and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in more stringent and costly waste handling, disposal and cleanup requirements for the oil and gas industry could have a significant impact on our operating costs. Further in recent years, oil and gas exploration and production operations have been subject to increasing scrutiny and regulation from environmental authorities. The Environmental Protection Agency (EPA) has identified environmental compliance by the energy extraction sector as one of its enforcement initiatives for 2014-2016.

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

Comprehensive Environmental Response, Compensation, and Liability Act

The Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, also known as the Superfund Law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current or former owner or operator of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at a site where a release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

Although CERCLA generally exempts “petroleum” from the definition of hazardous substances, in the course of our operations, we generate wastes that may fall within CERCLA’s definition of hazardous substances. Further, we currently own, lease or operate properties that have been used for oil and natural gas exploration and production for many years. Hazardous substances or petroleum may have been released on, at or under the properties owned, leased or operated by us, or on, at or under other locations, including off-site locations, where such hazardous substances or other wastes have been taken for disposal. In addition, some of our properties have been operated by third parties or by previous owners or operators whose handling, treatment and disposal of hazardous substances, petroleum, or other materials or wastes were not under our control. These properties and the substances or materials disposed or released on, at or under them may be subject to CERCLA, RCRA or analogous or other state laws. Under such laws, we could be required to remove previously disposed substances and wastes or released petroleum, remediate contaminated property or perform remedial plugging or pit closure operations to prevent future contamination.

In connection with the acquisition of Goldking Energy Holdings, L.P. or Goldking, we inherited a remediation contingency, which after conducting its due diligence and subsequent testing, we believe is the responsibility of a third party. However, federal and state regulators have determined that we are the responsible party for cleanup of this area. We have maintained a passive maintenance of this site since it was first discovered after Hurricane Katrina. Plans for testing and analysis of various containment products and remediation procedures by third party consultants have been approved and in the third quarter of 2013, the Company recorded a liability of $4,586,000. Costs of $1,224,157 have been incurred during the year resulting in a $3,361,843 balance of which $582,843 is included in accrued liabilities and $2,779,000 is included in other long-term liabilities in the consolidated balance sheets at December 31, 2013.

Water Discharges

The Federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States or state waters. Under these laws, the discharge of pollutants into regulated waters is prohibited except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA also prohibits the discharge of fill materials to regulated waters, including wetlands, without a permit. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

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

Air Emissions

The Federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed and continues to develop stringent regulations governing emissions of toxic air pollutants at specified sources. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Federal Clean Air Act and associated state laws and regulations, and can seek injunctive relief which could require the Company to forego construction, modification or operation of certain air emissions sources. Oil and gas operations may in certain circumstances and locations be subject to permits and restrictions under these statutes for emissions of air pollutants, including volatile organic compounds, nitrous oxides and hydrogen sulfide.

On April 17, 2012, the EPA issued final rules to subject oil and gas operations to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants, or NESHAPS, programs under the CAA, and to impose new and amended requirements under both programs. The EPA rules include NSPS standards for completions of hydraulically fractured natural gas wells. Before January 1, 2015, these standards require owners/operators to reduce VOC emissions from natural gas not sent to the gathering line during well completion either by flaring using a completion combustion device or by capturing the natural gas using green completions with a completion combustion device. Beginning January 1, 2015, operators must capture the natural gas and make it available for use or sale, which can be done through the use of green completions. The standards are applicable to new hydraulically fractured wells and also existing wells that are refractured. Further, the finalized regulations also establish specific new requirements, effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. These rules may require changes to our operations, including the installation of new equipment to control emissions.

Climate Change

More stringent laws and regulations relating to climate change and greenhouse gases (“GHGs”) may be adopted in the future and could cause us to incur material expenses in complying with them. The EPA has adopted rules under the Clean Air Act (“CAA”) for the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. The EPA has adopted a multi-tiered approach or “tailored” approach to this permitting, with the largest sources first subject to permitting. It is widely expected that facilities required to obtain PSD permits for their GHG emissions also will be required to reduce those emissions according to “best available control technology” standards for GHGs.

With regards to the monitoring and reporting of GHGs, on November 30, 2010, the EPA published a final rule expanding its GHG emissions reporting rule to include onshore oil and natural gas production activities, which may include certain of our operations.

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

Endangered Species, Wetlands and Damages to Natural Resources

The Endangered Species Act (“ESA”) was established to protect endangered and threatened species. Pursuant to that act, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory

Bird Treaty Act. The U.S. Fish and Wildlife Service must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for oil and natural gas development. If the Company were to have a portion of its leases designated as critical or suitable habitat, it may adversely impact the value of the affected leases.

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

You should carefully consider each of the risks described below, together with all of the other information contained in this report, before deciding to invest in our securities. If any of the following risks or uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you may lose all or part of your investment.

We have had operating losses and limited revenues to date.

We have operated at a loss each year since inception. Net losses applicable to common stockholders for the fiscal years ended December 31, 2012 and 2013 were $7.9 million and $47.0 million, respectively. Our revenues for the fiscal years ended December 31, 2012 and 2013 were $52.1 million and $55.5 million, respectively. We may not be able to generate significant revenues in the future. In addition, we expect to incur substantial operating expenses in connection with our natural gas and oil exploration and development activities. As a result, we may continue to experience negative cash flow for at least the foreseeable future and cannot predict if or when we might become profitable.

Our New Credit Agreement imposes significant operating and financial restrictions on us that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

Our New Credit Agreement contains covenants that restrict our ability and the ability of certain of our subsidiaries to take various actions, such as:

•	have a leverage ratio of greater than 5.0 to 1.0 and to be reduced to 4.0 to 1.0;

•	have a current ratio of less than 1.0 to 1.0;

•	incur additional debt;

•	make distributions or other restricted payments;

•	make investments;

•	change its business;

•	enter into leases;

•	use the proceeds of loans other than as permitted by the New Credit Agreement;

•	sell receivables;

•	merge or consolidate or sell, transfer, ease or otherwise dispose of its assets;

•	sell properties and terminate hedges in excess of 5% of the borrowing base then in effect;

•	enter into transactions with affiliates of the Company;

•	organize subsidiaries;

•	agree to limit its ability to grant liens or pay dividends;

•	incur gas imbalances or make prepayments;

•	enter into hedge agreements in excess of agreed limits;

•	modify its organizational documents;

•	engage in certain types of hydrocarbon marketing activities; and;

•

should either James A. Watt or Frank T. Smith, Jr. cease to be active in the Company’s affairs and not replaced within 120 days by an individual acceptable to the lenders, an Event of Default shall be deemed to have occurred.

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

We may not be able to generate enough cash flow to meet our debt obligations.

We expect our earnings and cash flow to vary significantly from year to year due to the nature of our industry. As a result, the amount of debt that we can manage in some periods may not be appropriate for us in other periods. Additionally, our future cash flow may be insufficient to meet our debt obligations and other commitments. Any insufficiency could negatively impact our business. A range of economic, competitive, business and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to pay our debt obligations. Many of these factors, such as oil and gas prices, economic and financial conditions in our industry and the global economy and initiatives of our competitors, are beyond our control. If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

•	selling assets;

•	reducing or delaying capital investments;

•	seeking to raise additional capital; or

•	refinancing or restructuring our debt.

If for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow our creditors at that time to declare all outstanding indebtedness to be due and payable. If amounts outstanding under our revolving credit facility or our notes were to be accelerated, we cannot be certain that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.

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

Any additional capital raised through the sale of equity may dilute the ownership percentage of our stockholders. Raising any such capital could also result in a decrease in the nominal fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to new investors and may include preferences, superior voting rights and the issuance of other derivative securities, all of which may have a dilutive effect to existing investors.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both generally and in the oil and gas industry in particular), the location of our oil and gas properties, prices of oil and gas on the commodities markets (which will impact the amount of asset-based financing available to us) and the departure of key employees. Further, if oil or gas prices decline, our revenues will likely decrease and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with revenues from our operations, are not sufficient to satisfy our capital needs (even if we reduce our operations), we may be required to cease operations, divest our assets at unattractive prices or obtain financing on unattractive terms.

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

As of the end of our 2013 fiscal year, approximately 47% of our proved reserves were classified as proved undeveloped reserves. These reserves may not ultimately be developed or produced. As a result, we may not find commercially viable quantities of oil and natural gas, which in turn may have a material adverse effect on our results of operations.

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

We may be unable to integrate successfully the operations of any acquisitions with our operations and we may not realize all the anticipated benefits of the recent acquisitions or any future acquisition.

Failure to successfully assimilate any acquisitions could adversely affect our financial condition and results of operations. Acquisitions involve numerous risks, including:

•	operating a significantly larger combined organization and adding operations;

•	difficulties in the assimilation of the assets and operations of the acquired business, especially if the assets acquired are in a new business segment or geographic area;

•	the risk that oil and natural gas reserves acquired may not be of the anticipated magnitude or may not be developed as anticipated;

•	the loss of significant key employees from the acquired business;

•	the diversion of management’s attention from other business concerns;

•	the failure to realize expected profitability or growth;

•	the failure to realize expected synergies and cost savings;

•	coordinating geographically disparate organizations, systems and facilities; and

•	coordinating or consolidating corporate and administrative functions.

Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. If we consummate any future acquisition, our capitalization and results of operation may change significantly, and you may not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in evaluating future acquisitions.

We rely on our senior management team and the loss of a single member could adversely affect our operations.

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

Competitive industry conditions may negatively affect our ability to conduct operations.

We encounter competition from other natural gas and oil companies in all areas of our operations, including the acquisition of exploratory prospects and proved properties. There is also competition for contracting for drilling equipment and the hiring of experienced personnel. Factors that affect our ability to compete in the marketplace include:

•	our access to the capital necessary to drill wells and acquire properties;

•	our ability to acquire and analyze seismic, geological and other information relating to a property;

•	our ability to retain and hire the personnel necessary to properly evaluate seismic and other information relating to a property;

•	our ability to hire experienced personnel, especially for our accounting, financial reporting, tax and land departments;

•	the location of, and our ability to access, platforms, pipelines and other facilities used to produce and transport oil and gas production; and

•	the standards we establish for the minimum projected return on an investment of our capital.

Our competitors include major integrated natural gas and oil companies and substantial independent energy companies, many of which possess greater financial, technological, personnel and other resources than we do. Many of our competitors are large, well-established companies that have been engaged in the natural gas and oil business much longer than we have and possess substantially larger operating staffs and greater capital resources than we do. These companies may be able to pay more for exploratory projects and productive natural gas and oil properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may be able to expend greater resources on the existing and changing technologies that we believe are and will be increasingly important to attaining success in the industry. We may not be able to conduct our operations, evaluate and select suitable properties and consummate transactions successfully in this highly competitive environment.

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

Cyber-attacks targeting systems and infrastructure used by the oil and gas industry may adversely impact our operations.

Our business has become increasingly dependent on digital technologies to conduct certain exploration, development, production and financial activities. We depend on digital technology to estimate quantities of oil and gas reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with our employees and third party partners. Unauthorized access to our seismic data, reserves information or other proprietary information could lead to data corruption, communication interruption or other operational disruptions in our exploration or production operations. Also, computers control nearly all of the oil and gas distribution systems in the United States and abroad, which are necessary to transport our production to market. A cyber-attack directed at oil and gas distribution systems could damage critical distribution and storage assets or the environment, delay or prevent delivery of production to markets and make it difficult or impossible to accurately account for production and settle transactions. While we have not experienced cyber-attacks, there is no assurance that we will not suffer such attacks and resulting losses in the future. Further, as cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber-attacks.

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

Certain U.S. federal income tax deductions currently available with respect to oil and natural gas drilling and development may be eliminated as a result of future legislation.

In recent years, the current U.S. government’s budget proposals and other proposed legislation have included the elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production. If enacted into law, these proposals would eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities and (iv) increasing the amortization period for certain geological and geophysical expenditures paid or incurred in connection with the exploration for or development of, oil and gas within the United States. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could increase our tax liability and negatively impact our financial condition and results of operations.

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

Because oil and natural gas prices are unstable, we may reduce our exposure to the volatility of oil and natural gas prices by hedging a portion of our production, by entering into price risk management transactions such as swaps, collars, futures and options. Our hedging arrangements may apply only to a portion of our production, thereby providing only partial protection against declines in natural gas and oil prices. Hedging also prevents us from receiving the full advantage of increases in oil or natural gas prices above the maximum fixed amount specified in the hedge agreement. Conversely, hedging may limit our ability to realize cash flows from commodity price increases. In a typical hedge transaction, we have the right to receive from the hedge counterparty the excess of the maximum fixed price specified in the hedge agreement over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the maximum fixed price, we must pay the counterparty this difference multiplied by the quantity hedged even if we had insufficient production to cover the quantities specified in the hedge agreement. Accordingly, if we have less production than we have hedged when the floating price exceeds the fixed price, we must make payments against which there are no offsetting sales of production. If these payments become too large, the remainder of our business may be adversely affected.

In addition, hedging agreements expose us to risk of financial loss if the counterparty to a hedging contract defaults on its contract obligations. This risk of counterparty performance is of particular concern given the disruptions that occurred in the financial markets that lead to sudden changes in a counterparty’s liquidity and hence their ability to perform under the hedging contract.

The adoption of derivatives legislation by the U.S. Congress could have an adverse effect on the Company’s ability to use derivative instruments to reduce the effect of commodity price, interest rate, and other risks associated with its business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Act”), signed into law in 2010, establishes, among other provisions, federal oversight and regulation of the over-the-counter derivatives market and entities, such as the Company, that participate in that market. The Dodd Act required the Commodities Futures Trading Commission (“CFTC”) and the SEC to promulgate rules and regulations implementing the new legislation; although the CFTC and the SEC have issued final regulations in certain areas, final rules in other areas and the scope of relevant definitions and/or exemptions still remain to be finalized. In its rulemaking under the Dodd Act, the CFTC has issued a final rule on position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents; the CFTC’s final rule was set aside by the U.S. District Court for the District of Columbia on September 28, 2012 and remanded to the CFTC to resolve ambiguity as to whether statutory requirements for such limits to be determined necessary and appropriate were satisfied. The

CFTC appealed this ruling, but subsequently withdrew its appeal. On November 5, 2013, the CFTC approved a Notice of Proposed Rulemaking to implement new position limits regulation which would be published later in a final rule. Certain bona fide hedging transactions or positions are exempt from these position limits. While it is not possible at this time to predict when the CFTC will finalize the position limit rule or other related rules and regulations, depending on our classification, these rules and regulations may require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities. The Dodd Act may also require the counterparties to derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties. The Dodd Act and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts and reduce the availability of derivatives to protect against risks we encounter. Finally, the Dodd Act was intended, in part, to reduce the volatility of oil and natural-gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd Act and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our ability to hedge risks and on our consolidated financial position, results of operations, or cash flows.

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

Our producing properties are located in regions that make us vulnerable to risks associated with operating in one major contiguous geographic area, including, but not limited to, the risk of damage or business interruptions from hurricanes and climate changes.

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

In an interpretative guidance on climate change disclosures, the SEC indicates that climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, our exploration and production operations have the potential to be adversely affected. Potential adverse effects could include damages to our facilities from powerful winds or rising waters in low-lying areas, disruption of our production activities either because of climate-related damages to our facilities in our costs of operation potentially arising from such climatic effects, less efficient or non-routine operating practices necessitated by climate effects or increased costs for insurance coverages in the aftermath of such effects. Significant physical effects of climate change could also have an indirect affect on our financing and operations by disrupting the transportation or process-related services provided by midstream companies, service companies or suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change.

Unexpected subsurface conditions and other unforeseen operating hazards may adversely impact our oil and gas activities.

The oil and gas business involves a variety of operating risks, including fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases, underground migration and surface spills or mishandling of fracture fluids including chemical additives, the occurrence of any of which could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property, natural resources and equipment, pollution and other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. The impact that any of these risks may have upon us is increased due to the low number of producing properties we own.

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

Additionally, the price and terms for access to pipeline transportation in the U.S. remain subject to extensive federal and state regulation. If these regulations change, or if rate increase requests are approved, we could face higher transmission costs for our production and, possibly, reduced access to transmission capacity. Various proposals and proceedings that might affect the petroleum industry are pending before Congress, the Federal Energy Regulatory Commission, or FERC, various state legislatures, and the courts. The industry historically has been heavily regulated and we can offer you no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue nor can we predict what effect such proposals or proceedings may have on our operations.

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

In connection with the acquisition of Goldking, we inherited a remediation contingency, which after conducting its due diligence and subsequent testing, we believe is the responsibility of a third party. However, federal and state regulators have determined that we are the responsible party for cleanup of this area. We have maintained a passive maintenance of this site since it was first discovered after Hurricane Katrina. Plans for testing and analysis of various containment products and remediation procedures by third party consultants have been approved and in the third quarter of 2013, the Company recorded a liability of $4,586,000. Costs of $1,224,157 have been incurred during the year resulting in a $3,361,843 balance of which $582,843 is included in accrued liabilities and $2,779,000 is included in other long-term liabilities in the consolidated balance sheets at December 31, 2013.

See additional disclosures in Note 8 of our consolidated financial statements and related notes included elsewhere in this report.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is currently traded under the symbol “DUNR” on the OTCQB tier of the OTC Markets Group Inc. From July 16, 2010 to January 21, 2014, our common stock traded on the OTC Bulletin Board. The following table sets forth, for the periods indicated, the high and low bid information of our common stock for the period from January 1, 2012 through December 31, 2013.

2013:	High	Low
Quarter ended December 31, 2013	$1.60	$0.92
Quarter ended September 30, 2013	$1.65	$1.34
Quarter ended June 30, 2013	$2.19	$1.40
Quarter ended March 31, 2013	$2.65	$1.34

2012:	High	Low
Quarter ended December 31, 2012	$1.99	$1.00
Quarter ended September 30, 2012	$2.60	$1.51
Quarter ended June 30, 2012	$3.43	$2.51
Quarter ended March 31, 2012	$4.25	$2.35

The last sales price of our common stock on the OTC Bulletin Board on December 31, 2013 was $1.30 per share. As of February 11, 2014, the closing sales price of a share of our common stock was $1.04 and there were approximately 279 stockholders of record.

There were 144,214 common shares repurchased in 2013. All shares repurchased were associated with the payment of taxes by employees upon the vesting of stock awarded pursuant to the Dune Energy, Inc. 2007 Stock Incentive Plan (the “2007 Plan”), as amended on December 1, 2009, and the Dune Energy, Inc. 2012 Stock Incentive Plan (the “2012 Plan”).

1,187,487 shares of restricted stock were awarded to employees, officers or non-employee directors during fiscal year 2013.

Dividends

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2013 about our equity compensation plans and arrangements. Please refer to Note 5 to the consolidated financial statements for additional information on stock based compensation.

Equity Compensation Plan Information—December 31, 2013(*)

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	600,000		$3.41	1,594,895	(1)
Equity compensation plans not approved by security holders	1,116	(2)(3)	$675.00	—

Total	1,116		$675.00	1,594,895

(*)	The number of shares and any exercise prices with respect to awards and equity issuances made prior to December 1, 2009 have been adjusted to give effect to the 1-for-5 reverse stock split adopted, effective as of December 2, 2009, and the 1-for-100 reverse stock split effective December 22, 2011.
(1)	Includes 3,400 shares available under the 2005 Stock Incentive Plan (the “2005 Plan”), 8,150 shares available under the 2007 Plan and 1,583,345 shares available under the 2012 Plan. The following shares may return to the 2012 Plan, 2007 Plan or the 2005 Plan, as the case may be, and be available for issuance in connection with a future award: (i) shares covered by an award that expires or otherwise terminates without having been exercised in full; (ii) shares that are forfeited or repurchased by us prior to becoming fully vested; (iii) shares covered by an award that is settled in cash; (iv) shares withheld to cover payment of an exercise price or cover applicable tax withholding obligations; (v) shares tendered to cover payment of an exercise price; and (vi) shares that are cancelled pursuant to an exchange or repricing program.
(2)	Consists of warrants and options granted to our employees, officers, directors and consultants, to the extent vested and exercisable (within the meaning of Rule 13d-3(d)(1) promulgated by the SEC under the Securities Exchange Act of 1934, as amended) as of December 31, 2013.
(3)	Excludes 4,078 shares of restricted stock awarded in fiscal year 2009 to non-employee directors having elected to receive shares in lieu of cash for a portion of their annual retainer and fees.

Set forth below is a description of the individual compensation arrangements or equity compensation plans that were not required to be approved by our security holders, pursuant to which the 1,116 shares of our common stock included in the chart above were issuable as of December 31, 2013:

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

Recent Sales of Unregistered Securities

On December 21, 2012, we issued 18,749,997 shares of its common stock to the Company’s major stockholders (the “Investors”), pursuant to a Stock Purchase Agreement (collectively the “Stock Purchase Agreements” and such transaction the “Financing”) between the Company and each such stockholder, resulting in gross proceeds to the Company of $30,000,000. Upon our election, and subject to our meeting certain performance objectives, we could conduct two additional closings with the Investors prior to December 31, 2013 (each a “Subsequent Closing”). In each Subsequent Closing, we would issue up to 6,250,000 shares of our common stock at a purchase price of $1.60 per share or a total purchase price of up to $10,000,000. The Investors could also elect to require us to conduct a closing in which we will issue the remaining shares to be issued in the Financing, upon the occurrence of certain events specified in the Stock Purchase Agreements. In the Financing, each of the Investors received a “Preemptive Right” to purchase such investor’s pro rata percentage of new stock or new debt financings (excluding certain reserve based revolver financings) undertaken by the Company, on substantially the same terms as offered to any outside investor.

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

Purchaser	Total Number of Shares Purchased
Simplon Partners, L.P.	327,823
Simplon International Limited	804,162
Highbridge International, LLC	1,724,507
West Face Long Term Opportunities Global Master L.P.	4,967,582
BlueMountain Distressed Master Fund L.P.	1,370,524
BlueMountain Long/Short Credit Master Fund L.P.	1,550,939
BlueMountain Long/Short Credit and Distressed Reflection Fund PLC, a sub-fund of AAI Blue Mountain Fund PLC	111,010
Blue Mountain Credit Alternatives Master Fund L.P.	1,589,287
BlueMountain Timberline Ltd.	1,402,316
BlueMountain Kicking Horse Fund L.P.	3,964
BlueMountain Strategic Credit Master Fund L.P.	211,641
BlueMountain Credit Opportunities Master Fund I L.P.	638,741
Zell Credit Opportunities Side Fund, L.P.	2,114,236
Whitebox Multi-Strategy Partners, LP	737,479
Pandora Select Partners, LP	312,916
Whitebox Credit Arbitrage Partners, LP	771,230
TPG Opportunity Fund I, L.P.	3,110,534
TPG Opportunity Fund III, L.P.	1,333,086
Mardi Gras Ltd.	1,149,976
High Ridge Ltd.	6,626,780
Strategic Value Special Situations Fund, L.P.	391,256

Item 6.	Selected Financial Data.

The Company qualifies as a smaller reporting company and is not required to provide information pursuant to this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Standardized measure of discounted future net cash flows

The standardized measure of discounted future net cash flows relies on these estimates of oil and gas reserves using commodity prices and costs at year-end. Oil and condensate prices were calculated for each property using differentials to an average for the year of the first-of-the-month ConocoPhillips WTI price of $93.39 per barrel and were held constant for the lives of the property. The weighted average price over the lives of the properties was $103.91 per barrel. Gas prices were calculated for each property using differentials to an average for the year of the first-of-the-month Henry Hub Louisiana Onshore price of $3.66 per Mmbtu and were held constant for the lives of the properties. The weighted average price over the lives of the properties was $3.91 per Mcf. The standardized measure is based on the average of the first-of-the-month pricing for 2013. While we believe that future operating costs can be reasonably estimated, future prices are difficult to estimate since the market prices are influenced by events beyond our control. Future global economic and political events will most likely result in significant fluctuations in future oil prices.

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

During the years ended December 31, 2013 and 2012, the Company impaired its oil and gas properties by $31,370,000 and $0, respectively, which are reflected in the accompanying consolidated statements of operations. The 2013 impairment resulted from the impact of lower expected future oil prices on the economic life of the Garden Island Bay field proved reserves. The application of this non-cash accounting assessment was triggered by the publication of the mid-year and year-end Reserve Report which reflected the backwardation of the published strip price by WTI oil on the effective date of the report.

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

Asset Retirement Obligation

We follow FASB ASC 410—Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. The fair value of asset retirement obligation liabilities has been calculated using an expected present value technique. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. A five percent market risk premium was included in our asset retirement obligation fair value estimate. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period and the capitalized cost is amortized over the useful life of the related asset. Upon retirement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard requires us to record a liability for the fair value of the dismantlement and plugging and abandonment costs, excluding salvage values.

Derivatives

Derivative financial instruments, utilized to manage or reduce commodity price risk related to our production, are accounted for under the provisions of FASB ASC 815—Derivatives and Hedging. Under this statement, derivatives are carried on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivatives are recorded in other comprehensive income or loss and are recognized in the statement of operations when the hedged item affects earnings. If the derivative is not designated as a hedge, changes in the fair value are recognized in other expense. Ineffective portions of changes in the fair value of cash flow hedges are also recognized in loss on derivative liabilities.

In accordance with the requirements of the financial restructuring, we entered into hedge agreements in January 2012. The gain or loss on these derivatives is recognized currently in earnings and treated as fair value hedges.

Stock-based compensation

We follow the provisions of FASB ASC 718—Stock Compensation. The statement requires all stock-based payments to employees and non-employee directors, including grants of stock options, to be recognized in the financial statements based on their fair values on the date of the grant.

Business Strategy

We are an independent energy company engaged in the exploration, development, acquisition and exploitation of natural gas and crude oil properties, with interests along the Louisiana/Texas Gulf Coast. On May 15, 2007, we closed the Stock Purchase and Sale Agreement to acquire all of the capital stock of Goldking Energy Holdings, L.P., or Goldking. Goldking was an independent energy company focused on the exploration, exploitation and development of natural gas and crude properties located onshore and in state waters along the Gulf Coast. The acquisition of Goldking substantially increased our proved reserves, provided significant drilling upside and increased our geographic and geological well diversification. Additionally, the acquisition of Goldking provided us with exploration opportunities within our core geographic area.

Our properties now cover over 74,000 gross acres across 15 producing oil and natural gas fields onshore and in state waters along the Texas and Louisiana Gulf Coast.

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

In 2013 we invested $49.5 million in oil and gas properties. We produced 4.5 Bcfe during the year. Extensions and discoveries were 7.7 Bcfe and revisions of previous estimates were 0.2 Bcfe negative.

Capital costs (in thousands):	Year Ended 2013	Year Ended 2012
Acquisitions—unproved	$—	$—
Development	49,476	27,333

Total CAPEX before ARO	49,476	27,333
ARO costs	1,552	3,591

Total CAPEX including ARO	$51,028	$30,924

Asset retirement obligation (non-cash)	$5,036	$1,701

Proved Reserves (Mmcfe):
Beginning	90,119	79,448
Production	(4,529)	(5,261)
Discoveries and extensions	7,725	18,073
Sales	(40)	—
Revisions	(157)	(2,141)

Ending reserves	93,118	90,119

Reserve additions before revisions (Mmcfe)	7,725	18,073
Reserve additions after revisions (Mmcfe)	7,568	15,932

The implementation of our strategy requires that we continually incur significant capital expenditures in order to replace current production and find and develop new oil and gas reserves. In order to finance our capital and exploration program, we depend on cash flow from operations, bank debt and equity offerings as discussed below in “Liquidity and Capital Resources.” We expect to have substantial capital needs as a result of our exploration and development program. Without additional capital resources, we may be forced to limit our planned capital expenditure program.

Liquidity and Capital Resources

During fiscal 2013 compared to fiscal 2012, net cash flow provided by operating activities reflected an increase of $9.3 million to $18.3 million. This increase is primarily attributable to the fluctuation in accounts payable and accrued liabilities between periods as well as a build-up of prepayments and other assets.

Our current assets were $11.9 million on December 31, 2013. Cash on hand comprised approximately $3.3 million of this amount compared to $22.8 million in cash at December 31, 2012. Accounts payable have increased from $6.9 million at year end 2012 to $10.1 million at December 31, 2013. This increase in payables and decreases in cash on hand from the calendar year 2012 reflects the impact of additional capital spending during 2013.

Our capital investments and exploration costs year-to-date reflect our ongoing drilling and facilities upgrade program which amounted to $49.5 million during 2013, up from $27.3 million spent during the same period of 2012. The increased spending reflected continued drilling activity at Garden Island Bay and Leeville fields. This represented $22.2 million increase over our capital investment and exploration costs in 2012. Our capital program is designed to maintain production from recompletions and workovers within our fields and fully develop both existing PUD locations and evaluate potential field extension wells through joint venture programs. This strategy involved industry partners in these efforts so as to reduce our upfront cash requirements and dollars expended.

In mid-2013, we conducted two Subsequent Closings with certain investors in which we issued an aggregate of 12,499,992 shares of our common stock, resulting in gross proceeds of $20,000,000.

However, our primary sources of liquidity are cash provided by operating activities, debt financing, sales of non-core properties and access to capital markets. The Total Debt to EBITDAX covenant in our current revolving credit agreement controls access to the “undrawn” amount of borrowing availability from quarter to quarter and is based on the trailing 12 month total. As a result, any given month within the 12 month calculation period, such as that experienced during the first two months of 2013, will have a lingering impact on future quarterly EBITDAX determinations until those months are no longer included. For the fourth quarter of 2013 and the first quarter of 2014, the EBITDAX covenant stipulates that the ratio of Total Debt to EBITDAX be less than 5.0 to 1.0. On June 30, 2014, and thereafter, the ratio of total Debt to EBITDAX must be less than 4.0 to 1.0. The Total Debt to EBITDAX for the 12 months ended December 31, 2013 is 4.1 to 1.0, within the 5.0 to 1.0 requirement. Current indications suggest that the Company should remain in compliance with this covenant for the coming year. However, any operational delays or failures that impact expected production volumes or timing may have an adverse effect on our ability to meet this calculation. We monitor our financial progress very carefully and attempt to adjust our available projects in order to meet all of the covenants of the credit agreement.

The exact amount of capital spending for 2014 will depend upon individual well performance results; cash flow; availability and scheduling of drilling operations; and partner agreement on timing and planning of joint drilling obligations. Currently, we expect that a significant portion of our first half of 2014 budget will be dedicated to our Leeville field. Should our partners decide to pursue a drilling schedule that is more aggressive than currently presumed, the resulting AFE’s for our share of the expenditures may force us to either forfeit our interest in future programs or delay our drilling activity at Garden Island Bay. As Leeville has been a successful venture thus far, delaying Garden Island Bay projects would likely occur. In the meantime, we are targeting a total capital budget of approximately $50 to $52 million in calendar 2014, which is below our 2013 forecast of $73 million. The less ambitious target is set so as to ensure that the Company stays within the covenant restrictions of our credit agreement where we have opportunities to increase production volumes for relatively low overall investments. As always, gains in production volumes will significantly drive EBITDAX increases, which should then provide for increased borrowing availability under our revolver.

Our operating cash flows, both in the short-term and long-term, are impacted by highly volatile oil and natural gas prices. Significant deterioration in commodity prices negatively impacts our revenues, earnings and cash flows, and our liquidity if spending does not trend downward as well. Sales volumes and costs also impact cash flows; however, these historically have not been as volatile and have less impact than commodity prices in the short-term. Our long-term operating cash flows are dependent on reserve replacement and the level of costs required for ongoing operations. Our business, as with other extractive industries, is a depleting one which each barrel produced must be replaced or the Company and its reserves, a critical source of future liquidity, will shrink. Cash investments are required to fund activity necessary to offset the inherent declines in production and proved crude oil and natural gas reserves. Future success in maintaining and growing reserves and production is highly dependent on the success of our exploration and development activities and our ability to acquire additional reserves at reasonable costs.

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2013:

	Payments Due By Period
	Total	1 year	2 - 3 years	4 - 5 years
	(in thousands)
Contractual obligations:
Debt and interest	$113,336	$10,078	$103,258	$—
Office lease	1,870	495	1,051	324

Total	$115,206	$10,573	$104,309	$324

Results of Operations

Comparison of 2013 and 2012

Year-over-year production decreased by 14.0% from 5,261 Mmcfe in 2012 to 4,529 Mmcfe in 2013. This decrease was caused by normal reservoir declines which were not offset by increased production in the Garden Island Bay and Leeville fields.

The following table reflects the increase (decrease) in oil and gas sales revenue between fiscal years 2012 and 2013 due to changes in prices and production volumes:

	2013	% Increase (Decrease)	2012	% Increase (Decrease)	2011
Oil production volume (Mbbls)	436	7%	407	-16%	482
Oil sales revenue ($000)	$45,875	7%	$42,954	-13%	$49,473
Price per Bbl	$105.22	0%	$105.54	3%	$102.64
Increase (decrease) in oil sales revenue due to:
Change in production volume	$3,061		$(7,698)
Change in prices	(140)		1,179

Total increase (decrease) in oil sales revenue	$2,921		$(6,519)

Gas production volume (Mmcf)	1,913	-32%	2,819	-4%	2,928
Gas sales revenue ($000)	$7,707	-14%	$9,014	-33%	$13,419
Price per Mcf	$4.03	26%	$3.20	-30%	$4.58
Increase (decrease) in gas sales revenue due to:
Change in production volume	$(2,899)		$(499)
Change in prices	1,592		(3,906)

Total increase (decrease) in gas sales revenue	$(1,307)		$(4,405)

Total production volume (Mmcfe)	4,529	-14%	5,261	-10%	5,820
Total revenue ($000)	$53,582	3%	$51,968	-17%	$62,892
Price per Mcfe	$11.83	20%	$9.88	-9%	$10.81
Increase (decrease) in revenue due to:
Change in production volume	$(7,232)		$(6,043)
Change in prices	8,846		(4,881)

Total increase (decrease) in total revenue	$1,614		$(10,924)

Revenues

Oil and gas revenue

Oil and gas revenues for the year ended December 31, 2013 totaled $53.6 million as compared to $52.0 million for the year ended December 31, 2012, representing a $1.6 million increase. Production volumes for 2013 were 436 Mbbls of oil and 1.9 Bcf of natural gas, or 4.5 Bcfe. This compares to 407 Mbbls of oil and 2.8 Bcf of natural gas, or 5.3 Bcfe, for 2012, representing a 14% reduction in production volumes. In 2013, the average sales price of oil was $105.22 per barrel and the average sales price of natural gas was $4.03 per Mcf as compared to $105.54 per barrel of oil and $3.20 per Mcf of natural gas in 2012. These results indicate that the increase in revenue was attributable to the increase in natural gas prices of 26% which were able to offset the 14% decrease in overall production.

Other revenues

During the year ended December 31, 2013, the Company sold volatile organic compound emission credits to purchasers for $1.9 million. Sales of these credits totaled $0.2 million in 2012.

Operating expenses

Lease operating expense and production taxes

The following table presents the major components of our lease operating expense for the last two years in total (in thousands) and on a per Mcfe basis:

	Years Ending December 31,
	2013		2012
	Total	Per Mcfe	Total	Per Mcfe
Direct operating expense	$17,256	$3.81	$18,904	$3.59
Production taxes	5,459	1.21	4,480	0.85
Ad valorem taxes	796	0.18	1,025	0.19
Transportation	1,167	0.26	1,300	0.25
Workovers	238	0.05	252	0.05

	$24,916	$5.51	$25,961	$4.93

Lease operating expense and production taxes for the year ended December 31, 2013 totaled $24.9 million versus $25.9 million for the year ended December 31, 2012. This translated to a 4% reduction in total lease operating expense and production taxes for the year even though there was a 12% increase year-over-year on a sales volume basis from $4.93 to $5.51 as declining production had an adverse impact on field economies of scale.

Accretion of asset retirement obligation

Accretion expense for asset retirement obligations increased by $0.3 million for 2013 compared to 2012. This increase is the result of reevaluating abandonment cost at year end.

Depletion, depreciation and amortization (DD&A)

For the year ended December 31, 2013, we recorded DD&A expense of $16.8 million ($3.71/Mcfe) compared to $14.1 million ($2.67/Mcfe) for the year ended December 31, 2012, representing an increase of $2.7 million ($1.04/Mcfe). This increase reflects the impact of a $22.2 million increase in capital investment during 2013.

General and administrative expense (G&A expense)

G&A expense for the year ended December 31, 2013 increased $1.9 million (18%) from the year ended December 31, 2012 to $12.2 million. Cash G&A expense for 2013 increased by $1.3 million (15%) to $10.0 million from $8.7 million in 2012. This increase is primarily associated with the retention bonus paid to employees.

Impairment of oil and gas properties

We recorded an impairment of oil and gas properties of $31.4 million in the year ended December 31, 2013 compared to no impairment charge for the year ended December 31, 2012. This impairment primarily resulted from the impact of lower expected future oil prices on the economic life of the Garden Island Bay field proved reserves. The application of this non-cash accounting assessment was triggered by the publication of the mid-year and year-end Reserve Report which reflected the backwardation of the published strip price of WTI oil on the effective date of the report.

Remediation costs

Associated with the Garden Island Bay Area of Containment which was inherited with the Goldking acquisition, we have recorded a non-cash remediation cost of $4.6 million for the year ended December 31, 2013. This amount represents costs associated with the testing, analysis and implementation of various containment products and remediation procedures to be performed by third party consultants over the next three years. We have incurred actual costs of $1.2 million during 2013 resulting in a liability for future costs of $3.4 million.

Loss(Gain) on settlement of asset retirement obligation liability

As a result of our plugging and abandonment commitment, we are required to conduct a plugging and abandon program in certain of our fields. In 2012, the program included 21 wells, however, an additional 16 wells were plugged and abandoned prior to year-end as part of the 2013 commitment. As these costs are scheduled to occur several years into the future, we recognized a loss of $1.7 million in 2012, resulting from the acceleration of plugging and abandonment costs that were projected in a future period.

In 2013, the program included an additional 4 wells to the 16 wells that were plugged in the fourth quarter in 2012. Additionally, 16 wells were plugged and abandoned prior to year-end as part of the 2014 commitment. There were no significant loss (gain) incurred on these projects. However, as a result of revaluing our plugging and abandonment cost at the end of 2013, $0.4 million of costs previously recorded were reversed giving rise to a gain on the settlement of asset retirement obligation liability in 2013.

Other income

Other income, which includes interest income, has been minimal as a result of using our cash balances to support working capital. However, in 2012, we favorably settled an outstanding liability giving rise to $0.8 million of other income for the year.

Interest expense

Interest expense for the year ended December 31, 2013 increased to $10.1 million compared to $9.8 million for the year ended December 31, 2012. Although interest expense increased on the Senior Secured Notes as a result of the accretion of the principal, this increase was offset by a reduction of interest expense on the revolving credit loan due to a reduction in the outstanding balance to $22.0 million at December 31, 2013.

Gain on derivative liabilities

In accordance with the requirements of the New Credit Agreement entered into with the Restructuring, we entered into hedge agreements in the first quarter of 2012. During the years ended December 31, 2013 and 2012, we incurred a gain (loss) on derivatives of ($1.2) million and $2.5 million consisting of an unrealized gain (loss) on changes in mark-to-market valuations of ($1.2) million and $1.2 million and a realized gain (loss) on cash settlements of ($0.02) million and $1.3 million, respectively.

Net loss available to common stockholders

For the year ended December 31, 2013, net loss available to common stockholders increased ($39.1) million from the previous year. This increase primarily reflects the impact of the $31.4 million impairment on the Garden Island Bay field and remediation costs of $4.6 million associated with the Garden Island Bay Area of Containment.

Item 8.	Financial Statements and Supplementary Data.

The response to this item is included in Item 15—Financial Statements and is incorporated into this Item 8 by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. As described below under Management’s Annual Report on Internal Control over Financial Reporting, our principal executive officer and principal financial and accounting officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Management’s Annual Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and directors regarding the reliability of financial reporting and the preparation of published financial statements. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management, including the Company’s principal executive and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption provided by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, enacted into law in July 2010. The Dodd-Frank Act provides smaller public companies and debt-only issuers with a permanent exemption from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act. We are a smaller reporting company and are eligible for this exemption under the Dodd-Frank Act.

(c) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item will be included in the Company’s proxy statement for its 2014 annual meeting of stockholders, which will be filed with the Commission within 120 days of December 31, 2013, and which is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this item will be included in the Company’s proxy statement for its 2014 annual meeting of stockholders, which will be filed with the Commission within 120 days of December 31, 2013, and which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under Item 403 of Regulation S-K concerning the security ownership of certain beneficial owners and management will be included in the Company’s proxy statement for its 2014 annual meeting of stockholders, which will be filed with the Commission within 120 days of December 31, 2013, and which is incorporated herein by reference. Please see “Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities” for information on securities that may be issued under the Company’s stock incentive plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in the Company’s proxy statement for its 2014 annual meeting of stockholders, which will be filed with the Commission within 120 days of December 31, 2013, and which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this item will be included in the Company’s proxy statement for its 2014 annual meeting of stockholders, which will be filed with the Commission within 120 days of December 31, 2013, and which is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The response to this item is submitted in a separate section of this report.

(a)(3) Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-KSB (File No. 001-32497) for the year ended December 31, 2002).
3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 7, 2003 (incorporated by reference to Exhibit 3.1.1 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).
3.1.2	Certificate of Amendment of Certificate of Incorporation, dated May 5, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (File No. 001-32497) for the period ended March 31, 2007).
3.1.3	Certificate of Amendment of Certificate of Incorporation, dated June 12, 2007 (incorporated by reference to Exhibit 3.1.3 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).
3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 14, 2007 (incorporated by reference to Exhibit 3.1.4 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).
3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 1, 2009 (incorporated by reference to Exhibit 3.1.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 1, 2009).
3.1.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 22, 2011 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-32497) filed on December 27, 2011).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K (File No. 001-32497) filed on July 12, 2010).
4.1	Registration Rights Agreement, dated January 10, 2012, between Dune Energy, Inc. and TPG Opportunity Fund I, L.P., TPG Opportunity Fund III, L.P., West Face Long Term Opportunities Global Master L.P., Strategic Value Master Fund, Ltd., Strategic Value Special Situations Master Fund, L.P., BlueMountain Credit Alternatives Master Fund, LP, BlueMountain Distressed Master Fund, LP, BlueMountain Long/Short Credit Master Fund, LP, BlueMountain Strategic Master Fund, LP and BlueMountain Timberline, Ltd., (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 001-32497) filed on January 10, 2012).
4.2	Indenture, dated December 22, 2011, by and among Dune Energy, Inc., the guarantors named therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 27, 2011).
4.3	Collateral Agreement, dated December 22, 2011, by and among Dune Energy, Inc., the grantors named therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 27, 2011).
4.4	Second Lien Mortgage, Deed of Trust, Assignment of as Extracted Collateral, Security Agreement, Fixture Filing and Financing Statement, dated as of December 22, 2011, from Dune Properties, Inc. to U.S. Bank National Association as trustee (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 27, 2011).

Exhibit No.	Description
4.5	Indenture, dated May 15, 2007, among the Company, each of Dune Operating Company and Vaquero Partners LLC, as guarantors, and The Bank of New York, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on May 21, 2007).
4.6	First Supplemental Indenture, dated December 30, 2008, by and among Dune Energy, Inc, the guarantors signatory thereto and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 30, 2008).
4.7	Second Supplemental Indenture, dated as of December 21, 2011, by and among Dune Energy, Inc., the guarantors signatory thereto and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 27, 2011).
4.8	Registration Rights Agreement, dated December 20, 2012 by and among Dune Energy, Inc. and Simplon Partners, L.P., Simplon International Limited, Highbridge International, LLC, West Face Long Term Opportunities Global Master L.P., BlueMountain Distressed Master Fund L.P., BlueMountain Long/Short Credit Master Fund L.P., AAI BlueMountain Fund PLC, Blue Mountain Credit Alternatives Master Fund L.P., BlueMountain Timerberline Ltd., BlueMountain Kicking Horse Fund L.P., BlueMountain Strategic Credit Master Fund L.P., BlueMountain Credit Opportunities Master Fund I L.P., Zell Credit Opportunities Side Fund LP, Whitebox Multi-Strategy Partners, LP, Pandora Select Partners, LP, Whitebox Credit Arbitrage Partners, LP, TPG Opportunity Fund I, L.P., TPG Opportunity Fund III, L.P., High Ridge Ltd., Strategic Value Special Situation Fund, L.P., Mardi Gras Ltd. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 000-27897) filed on December 24, 2012).
10.1	Employment Agreement, effective October 1, 2012, between Dune Energy, Inc. and James A. Watt (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-27897) filed on September 25, 2012).
10.2	Employment Agreement, effective October 1, 2012, between Dune Energy, Inc. and Frank T. Smith, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 000-27897) filed on September 25, 2012).
10.3	2005 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-32497) filed on May 30, 2006).**
10.4	Dune Energy, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit B to the Registrant’s Preliminary Information Statement on Schedule 14C (File No. 001-32497) filed on November 9, 2007).**
10.5	Form of Grant Agreement under Dune Energy, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).**
10.6	Amended and Restated Credit Agreement, dated as of December 22, 2011, among Dune Energy, Inc., Bank of Montreal, CIT Capital Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 27, 2011), as amended in the First Amendment to the Amended and Restated Credit Agreement dated September 25, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-27897) filed on September 27, 2012), as further amended in the Second Amendment to the Amended and Restated Credit Agreement dated May 3, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-27897) filed on May 3, 2013) and as further amended in the Third Amendment to the Amended and Restated Credit Agreement dated December 17, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-27897) filed on December 18, 2013) (collectively, the “New Credit Agreement”).

Exhibit No.	Description
10.7	Amended and Restated Guarantee and Collateral Agreement, dated as of December 22, 2011, by and among Dune Energy, Inc., the grantors named therein and Bank of Montreal (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 27, 2011).
10.8	Amended and Restated Mortgage, Deed of Trust, Assignment of as Extracted Collateral, Security Agreement, Fixture Filing and Financing Statement, dated as of December 22, 2011, from Dune Properties, Inc. to Bank of Montreal as administrative agent. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 27, 2011).
10.9	Master Assignment of Note and Liens, dated as of December 22, 2011, by and among Dune Energy, Inc., Dune Properties, Inc., Dune Operating Company, Wells Fargo Capital Finance, Inc., Wayzata Opportunities Fund II, L.P., Bank of Montreal and other lender parties thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 27, 2011).
10.10	Intercreditor Agreement, dated as of December 22, 2011, by and among Dune Energy, Inc., its subsidiaries, Bank of Montreal and U.S. Bank National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 27, 2011).
10.11	1992 ISDA Master Agreement, together with Schedule, dated May 15, 2007 among Wells Fargo Foothill, Inc., Dune Energy, Inc. and certain subsidiaries of Dune Energy, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on May 21, 2007).
10.12	Purchase and Sale Agreement, dated as of May 28, 2010, between Dune Properties, Inc., as Seller, and Texas Petroleum Investment Company, as Buyer (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on June 30, 2010).
10.13	Common Stock Purchase Agreements, dated December 20, 2012 between Dune Energy, Inc. and each of Simplon Partners, L.P., Simplon International Limited, Highbridge International, LLC, West Face Long Term Opportunities Global Master L.P., BlueMountain Distressed Master Fund L.P., BlueMountain Long/Short Credit Master Fund L.P., AAI BlueMountain Fund PLC, Blue Mountain Credit Alternatives Master Fund L.P., BlueMountain Timerberline Ltd., BlueMountain Kicking Horse Fund L.P., BlueMountain Strategic Credit Master Fund L.P., BlueMountain Credit Opportunities Master Fund I L.P., Zell Credit Opportunities Side Fund LP, Whitebox Multi-Strategy Partners, LP, Pandora Select Partners, LP, Whitebox Credit Arbitrage Partners, LP, TPG Opportunity Fund I, L.P., TPG Opportunity Fund III, L.P., High Ridge Ltd., Strategic Value Special Situation Fund, L.P., Mardi Gras Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-27897) filed on December 24, 2012).
10.14	Dune Energy, Inc. 2012 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 000-27897) filed on April 25, 2012).**
10.15	Amendment No. 2 to the Non-Qualified Stock Option Award Agreement between the Company and Stephen Kovacs (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-27897) filed on January 14, 2013).**
10.16	Amendment No. 2 to the Non-Qualified Stock Option Award Agreement between the Company and Emanuel Pearlman (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 000-27897) filed on January 14, 2013).**
10.17	First Amendment to Dune Energy, Inc. 2012 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 000-27897) filed on April 29, 2013).**

Exhibit No.	Description
10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-27897) filed on April 29, 2013).
14.1	Code of Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the year ended December 31, 2007 (File No. 001-32497) filed on March 10, 2008).
21.1*	List of subsidiaries.
23.1*	Consent of MaloneBailey, LLP.
23.2*	Consent of DeGolyer and MacNaughton, independent petroleum engineers.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.
32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.
99.1*	Letter Report of DeGolyer and MacNaughton, dated August 16, 2013.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates filed herewith
**	Compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNE ENERGY, INC.

By:	/s/ JAMES A. WATT
James A. Watt
Chief Executive Officer
(Principal Executive Officer)

Date: March 7, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date	Signature and Title

March 7, 2014	/S/ JAMES A. WATT Name: James A. Watt Title: Chief Executive Officer and Director (Principal Executive Officer)

March 7, 2014	/S/ FRANK T. SMITH, JR. Name: Frank T. Smith, Jr. Title: Chief Financial Officer (Principal Financial and Accounting Officer)

March 7, 2014	/S/ MARJORIE BOWEN Name: Marjorie Bowen Title: Director

March 7, 2014	/S/ JOHN BRECKER Name: John Brecker Title: Director

March 7, 2014	/S/ MICHAEL R. KEENER Name: Michael R. Keener Title: Director

March 7, 2014	/S/ ALEXANDER A. KULPECZ, JR. Name: Alexander A. Kulpecz, Jr. Title: Director

March 7, 2014	/S/ ROBERT A. SCHMITZ Name: Robert A. Schmitz Title: Director

Index to Financial Statements

Dune Energy, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Dune Energy, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Dune Energy, Inc. (a Delaware Corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dune Energy, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 7, 2014

Dune Energy, Inc.

Consolidated Balance Sheets

	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$3,251,371	$22,793,916
Accounts receivable	7,258,425	6,723,233
Current derivative asset	7,544	765,992
Prepayments and other current assets	1,398,947	5,160,533

Total current assets	11,916,287	35,443,674

Oil and gas properties, using successful efforts accounting—proved	293,745,839	239,233,653
Less accumulated depreciation, depletion, amortization and impairment	(61,927,723)	(13,806,672)

Net oil and gas properties	231,818,116	225,426,981

Property and equipment, net of accumulated depreciation of $227,207 and $256,380	152,903	71,080
Deferred financing costs, net of accumulated amortization of $1,586,904 and $771,061	1,835,743	2,428,453
Noncurrent derivative asset	—	397,886
Other assets	3,783,312	2,692,797

	5,771,958	5,590,216

TOTAL ASSETS	$249,506,361	$266,460,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,139,205	$6,987,857
Accrued liabilities	9,895,057	12,529,899
Current maturities of long-term debt (see note 2)	994,895	1,623,541

Total current liabilities	21,029,157	21,141,297
Long-term debt (see note 2)	84,180,940	83,429,862
Other long-term liabilities	21,449,651	13,860,597

Total liabilities	126,659,748	118,431,756

Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 1,000,000 shares authorized, 250,000 shares undesignated, no shares issued and outstanding	—	—
Common stock, $.001 par value, 4,200,000,000 shares authorized, 72,644,643 and 59,022,445 shares issued	72,645	59,022
Treasury stock, at cost (145,270 and 1,056 shares)	(223,821)	(1,914)
Additional paid-in capital	177,832,574	155,824,868
Accumulated deficit	(54,834,785)	(7,852,861)

Total stockholders’ equity	122,846,613	148,029,115

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$249,506,361	$266,460,871

See summary of significant accounting policies and notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Operations

	For the Year ended December 31,
	2013	2012
Revenues:
Oil and gas revenues	$53,581,176	$51,968,654
Other revenues	1,927,590	173,250

Total revenues	55,508,766	52,141,904

Operating expenses:
Lease operating expense and production taxes	24,916,246	25,960,588
Accretion of asset retirement obligation	1,754,106	1,461,756
Depletion, depreciation and amortization	16,790,444	14,063,052
General and administrative expense	12,231,093	10,390,043
Impairment of oil and gas properties	31,370,000	—
Remediation costs	4,586,000	—
Loss (gain) on settlement of asset retirement obligation liability	(427,731)	1,657,999

Total operating expense	91,220,158	53,533,438

Operating loss	(35,711,392)	(1,391,534)

Other income (expense):
Other income	807	828,151
Interest expense	(10,086,691)	(9,765,239)
Gain (loss) on derivative instruments	(1,184,648)	2,475,761

Total other income (expense)	(11,270,532)	(6,461,327)

Net loss	$(46,981,924)	$(7,852,861)

Net loss per share:
Basic and diluted	$(0.71)	$(0.20)
Weighted average shares outstanding:
Basic and diluted	66,620,128	40,027,622

See summary of significant accounting policies and notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Cash Flows

	For the Year ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,981,924)	$(7,852,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	16,790,444	14,063,052
Amortization of deferred financing costs	815,843	751,612
Stock-based compensation	2,254,845	1,721,531
Accretion of asset retirement obligation	1,754,106	1,461,756
Loss (gain) on settlement of asset retirement obligation liability	(427,731)	1,657,999
Unrealized loss (gain) on derivative instruments	1,156,334	(1,163,878)
Impairment of oil and gas properties	31,370,000	—
Remediation costs	4,586,000	—
Changes in:
Accounts receivable	(727,665)	1,382,414
Prepayments and other assets	3,761,586	(2,604,160)
Payments made to settle asset retirement obligations	(1,552,060)	(3,590,824)
Accounts payable and accrued liabilities	5,460,584	3,099,902

NET CASH PROVIDED BY OPERATING ACTIVITIES	18,260,362	8,926,543

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved and unproved properties	(49,476,447)	(21,791,346)
Decrease in restricted cash	—	17,184
Purchase of furniture and fixtures	(150,650)	(97,386)
Decrease (increase) in other assets	(1,090,515)	313,767

NET CASH USED IN INVESTING ACTIVITIES	(50,717,612)	(21,557,781)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt	1,215,983	2,087,410
Proceeds from long-term debt	13,000,000	12,000,000
Proceeds from sale of common stock	20,000,000	30,000,000
Increase in long-term debt issuance costs	(223,133)	(198,924)
Increase in common stock issuance costs	(233,516)	(835,278)
Payments on short-term debt	(1,844,629)	(5,021,726)
Payments on long-term debt	(19,000,000)	(23,000,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,914,705	15,031,482

NET CHANGE IN CASH BALANCE	(19,542,545)	2,400,244
Cash balance at beginning of period	22,793,916	20,393,672

Cash balance at end of period	$3,251,371	$22,793,916

SUPPLEMENTAL DISCLOSURES
Interest paid	$2,462,475	$2,923,566
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Accrued interest converted to long-term debt	$6,751,077	$5,925,871
Non-cash investment in proved and unproved properties in accounts payable	—	5,541,969
Revisions to asset retirement obligations	5,035,739	1,700,990

See summary of significant accounting policies and notes to consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years ended December 31, 2013 and 2012

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	38,579,630	$38,580	(235)	$(552)	$124,893,145	$—	$124,931,173
Issuance of common stock	18,749,997	18,750	—	—	29,981,250	—	30,000,000
Purchase of treasury stock	—	—	(821)	(1,362)	—	—	(1,362)
Restricted stock issued	1,716,433	1,716	—	—	(1,716)	—	—
Restricted stock cancelled	(23,615)	(24)	—	—	24	—	—
Stock-based compensation	—	—	—	—	1,721,531	—	1,721,531
Common stock issuance costs	—	—	—	—	(835,278)	—	(835,278)
Long-term debt issuance costs	—	—	—	—	65,912	—	65,912
Net loss	—	—	—	—	—	(7,852,861)	(7,852,861)

Balance at December 31, 2012	59,022,445	$59,022	(1,056)	$(1,914)	$155,824,868	$(7,852,861)	$148,029,115
Issuance of common stock	12,499,992	12,500	—	—	19,987,500	—	20,000,000
Purchase of treasury stock	—	—	(144,214)	(221,907)	—	—	(221,907)
Restricted stock issued	1,187,487	1,188	—	—	(1,188)	—	—
Restricted stock cancelled	(65,281)	(65)	—	—	65	—	—
Stock-based compensation	—	—	—	—	2,254,845	—	2,254,845
Common stock issuance costs	—	—	—	—	(233,516)	—	(233,516)
Net loss	—	—	—	—	—	(46,981,924)	(46,981,924)

Balance at December 31, 2013	72,644,643	$72,645	(145,270)	$(223,821)	$177,832,574	$(54,834,785)	$122,846,613

See summary of significant accounting policies and notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and organization

Dune Energy, Inc., a Delaware corporation (“Dune” or the “Company”), is an independent energy company that was formed in 1998. Since May 2004, Dune has been engaged in the exploration, development, acquisition and exploitation of crude oil and natural gas properties. Dune sells its oil and gas products primarily to domestic pipelines and refineries. The Company’s operations are presently focused in the states of Texas and Louisiana.

Consolidation

The accompanying consolidated financial statements include all accounts of Dune and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the fiscal 2013 presentation.

Oil and gas properties

Dune follows the successful efforts method of accounting for its investment in oil and gas properties. The unit-of-production method of depreciation, depletion and amortization of oil and gas properties under the successful efforts method of accounting is applied pursuant to the simple multiplication of units produced by the costs per unit on a field by field basis. Leasehold cost per unit is calculated by dividing the total cost by the estimated total proved oil and gas reserves associated with that field. Well cost per unit is calculated by dividing the total cost by the estimated total proved developed oil and gas reserves associated with that field. The volumes or units produced and asset costs are known and while the proved reserves have a high probability of recoverability, they are based on estimates that are subject to some variability. Amortization expense amounted to $16,751,051 and $13,806,672 for the years ended December 31, 2013 and 2012, respectively.

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

During the years ended December 31, 2013 and 2012, the Company impaired its oil and gas properties by $31,370,000 and $0, respectively, which are reflected in the accompanying consolidated statements of operations. The 2013 impairment resulted from the impact of lower expected future oil prices on the economic life of the Garden Island Bay field proved reserves. The application of this non-cash accounting assessment was triggered by the publication of the mid-year and year-end Reserve Report which reflected the backwardation of the published strip price by WTI oil on the effective date of the report. There was no impairment in 2012.

Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. There were no material costs not subject to amortization as of December 31, 2013 and 2012.

Asset retirement obligation

The Company follows FASB ASC 410—Asset Retirement and Environmental Obligations, which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. This standard requires the Company to record a liability for the fair value of the dismantlement and plugging and abandonment costs excluding salvage values. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. During the year ended December 31, 2012, the Company recorded a loss on the settlement of asset retirement obligation liability of ($1,657,999) representing the acceleration of plugging and abandonment costs that were projected in a future period. During the year ended December 31, 2013, the Company recorded a gain of $427,731 representing the reduction of plugging and abandonment costs on certain fields.

Concentrations of credit risk and allowance

Substantially all of the Company’s receivables are due from oil and natural gas purchasers. The Company sold 88% of its oil and natural gas production to three customers in 2013 and 2012. Historically, credit losses incurred on receivables of the Company have not been significant.

The Company maintains an allowance for doubtful accounts on trade receivables equal to amounts estimated to be uncollectible. This estimate is based upon historical collection experience combined with a specific review of each customer’s outstanding trade receivable balance. Management believes that there are no trade receivables that require an allowance for doubtful accounts.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 in 2013 and 2012. At December 31, 2013 and December 31, 2012, the Company had bank deposit accounts with approximately $4,380,743 and $23,975,932, respectively, in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

Revenue recognition

Dune records oil and gas revenues following the entitlement method of accounting for production in which any excess amount received above Dune’s share is treated as a liability. If less than Dune’s share is received, the underproduction is recorded as an asset. Dune did not have an imbalance position in terms of volumes or values at December 31, 2013 or 2012. Additionally, Dune records the sale of emission credits as other revenue in the period they are sold.

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

Amortization expense of deferred financing costs for the year ended December 31, 2013 and 2012 amounted to $815,843 and $751,612, respectively.

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

Hedge agreements are recorded at fair market value and gains or losses on the change in fair value of the hedge instrument is recorded in current earnings.

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

NOTE 2—DEBT FINANCING

Long-term debt consists of:

	December 31, 2013	December 31, 2012
Revolving credit loan	$22,000,000	$28,000,000
Insurance note payable	994,895	1,623,541
Floating Rate Senior Secured Notes due 2016	62,180,940	55,429,862

Total long-term debt	85,175,835	85,053,403
Less: current maturities	(994,895)	(1,623,541)

Long-term debt, net of current maturities	$84,180,940	$83,429,862

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

The New Credit Agreement will mature on December 22, 2015. The Lenders have committed to provide up to $200 million of loans and up to $10 million of letters of credit, provided that the sum of the outstanding loans and the face amount of the outstanding letters of credit cannot exceed $200 million at any time and further provided that the availability of loans under the New Credit Agreement will be limited by a borrowing base (initially set at $63 million, reduced to $50 million as of May 1, 2012 and reduced to $47.5 million as of December 17, 2013) as in effect from time to time, which is determined by the Lenders at their discretion based upon their evaluation of the Company’s oil and gas properties. The principal balance of the loans may be prepaid at any time, in whole or in part, without premium or penalty, except for losses incurred by the Lenders as a consequence of such prepayment. Amounts repaid under the New Credit Agreement may be reborrowed.

As security for its obligations under the New Credit Agreement, the Company and its domestic subsidiaries have granted to the administrative agent (for the benefit of the Lenders) a first priority lien on substantially all of their assets, including liens on not less than 85% of the total value of proved oil and gas reserves and not less than 90% of the total value of proved developed and producing reserves.

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

On September 25, 2012, the parties entered into an Amendment to the New Credit Agreement. Prior to the amendment, the New Credit Agreement provided that the Company would not, as of the last day of any fiscal quarter, permit its ratio of Total Debt (as such term is defined in the New Credit Agreement) as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 4.0 to 1.0. The Amendment to the New Credit Agreement provided that the Company will not, as of the last day of the fiscal quarter ending September 30, 2012 or December 31, 2012, permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 5.0 to 1.0. On March 31, 2013, and thereafter, the Company would not, as of the last day of the fiscal quarter, permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 4.0 to 1.0. An amendment fee of $100,000 was paid for this change.

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

On December 17, 2013, the parties entered into the Third Amendment to the New Credit Agreement. The Third Amendment to the New Credit Agreement provides that (i) the Company will not, as of the last day of the fiscal quarter ending December 31, 2013 permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 5.0 to 1.0 and (ii) the Company will not, as of the last day of the fiscal quarter ending March 31, 2014 permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 5.0 to 1.0. On June 30, 2014, and thereafter, the Company will not, as of the last day of the fiscal quarter, permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 4.0 to 1.0. In addition, the Amendment includes a “change of management” provision that specifies that should either our chief executive officer, James A. Watt or our chief financial officer, Frank T. Smith, Jr. die, become incompetent or disabled for 120 consecutive days or cease to be active in the Company’s affairs, an Event of Default (as such term is defined in the New Credit Agreement) shall be deemed to have occurred unless Mr. Watt or Mr. Smith is replaced within 120 days by an individual acceptable to the administrative agent. An amendment fee of $95,000 was paid for this change.

Borrowings under the New Credit Agreement equaled $22.0 million and $2 million of letters of credit as of December 31, 2013. Subsequent to December 31, 2013, the Company borrowed an additional $12,000,000.

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

Interest on the New Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on March 15, 2012. Subject to applicable law, interest accrues on the New Notes at a variable rate per annum equal to 13% plus the greater of 1.5% and Three-Month LIBOR, determined as of two London banking days prior to the original issue date and reset quarterly on each interest payment date. Such interest consists of (a) a mandatory cash interest component (that shall accrue at a fixed rate of 3% per annum and be payable solely in cash) and (b) a component that shall accrue at a variable rate and be payable in either cash or by accretion of principal. The Company has elected to increase the aggregate principal amount of the New Notes by a cumulative amount of $12,676,948 in lieu of making cash quarterly interest payments, including $6,751,077 during the year ended December 31, 2013 and $5,925,871 during the year-ended December 31, 2012. This results in an outstanding balance of $62,180,940 at December 31, 2013.

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

On June 28, 2013, pursuant to the terms of the Stock Purchase Agreements, the Company conducted the final Subsequent Closing with the Investors in which the Company issued an additional 6,249,996 shares of its common stock, resulting in gross proceeds to the Company of $10,000,000.

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

For the years ended December 31, 2013, and 2012 Dune recorded a gain (loss) on the derivatives of ($1,184,648) and $2,475,761 composed of an unrealized gain (loss) on changes in mark-to-market valuations of ($1,156,334) and $1,163,878 and a realized gain (loss) on cash settlements of ($28,314) and $1,311,883 respectively.

DUNE ENERGY, INC.

Current Hedge Positions as of December 31, 2013

Crude Trade Details

Instrument	Beginning Date	Ending Date	Floor	Ceiling	Fixed	Total Bbls 2014	Bbl/d	Total Volumes
Collar	01/01/14	12/31/14	$90.00	$99.00		137,000	375	137,000

						137,000	375	137,000

					Days	365
		Hedged Daily Production (bbl)				375

Natural Gas Trade Details

Instrument	Beginning Date	Ending Date	Floor	Ceiling	Fixed	Total Mmbtu 2014	Mmbtu/d	Total Volumes
Collar	01/01/14	12/31/14	$3.75	$5.01		564,000	1,545	564,000

						564,000	1,545	564,000

					Days	365
		Hedged Daily Production (mmbtu)				1,545

NOTE 5—RESTRICTED STOCK, STOCK OPTIONS AND WARRANTS

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors and consultants. Total stock-based compensation expense including options, warrants and restricted stock was $2,254,845 and $1,721,531 for the years ended December 31, 2013 and 2012, respectively.

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

On March 5, 2012, the Board approved grants to non-employee directors of non-qualified options to purchase an aggregate of 600,000 shares. Such options vest over a two year period with one-third vesting immediately and the remaining two-thirds vesting ratably on the anniversary date in subsequent years. The options expire in five years and are exercisable at $3.41. The options were valued using the Black-Scholes model with the following assumptions: $3.41 quoted stock price; $3.41 exercise price; 125% volatility; 3 year estimated life; zero dividends; .47% discount rate. The fair value of the options amounted to $1,479,143 and are amortized in accordance with their vesting. The unamortized value of these options amounted to $219,124 and $575,213 at December 31, 2013 and 2012, respectively. There is no intrinsic value associated with these options at December 31, 2013.

On March 5, 2012 the Company issued a total of 831,500 shares of its common stock to employees and officers. 495,700 shares vest ratably over a three year period with the initial vesting occurring March 5, 2013. The remaining 335,800 shares vest ratably over a three year period based upon the achievement of certain total stock return performance goals. These 335,800 shares were valued using the Monte-Carlo model with the following assumptions: 125% volatility; 2.8 year estimated life; zero dividends; .45% risk-free rate. The fair value of the restricted stock grants was $2,599,234. The unamortized value of these grants amounted to $892,824 and $1,827,386 at December 31, 2013 and 2012, respectively.

On October 1, 2012, in connection with employment contracts with certain officers, the Company issued 225,000 restricted stock awards that vest over three years from the date of the grant. The fair value of the restricted stock grants was $438,750 with an unamortized value of $255,935 and $402,187 at December 31, 2013 and 2012, respectively.

On December 3, 2012, the Company issued a total of 659,933 shares of its common stock to employees and officers. These shares vest ratably over a three year period with the initial vesting occurring December 2, 2013. The fair value of the restricted stock grants was $1,055,893 with an unamortized value of $669,589 and $1,026,563 at December 31, 2013 and 2012, respectively.

In January 2013, two members of the Company’s board of directors resigned. In connection with an amendment to these two directors’ option agreements that were entered into in connection with their respective resignations, all unvested stock options issued to these individuals, amounting to 133,334 shares of common stock, vested immediately.

In February 2013, the Company issued 103,978 shares of common stock related to 50% of the 2012 annual bonus for an officer of the Company. The restricted common stock was equal to 125% of the cash bonus to be paid and will vest over three years from the date of grant. The fair value of the restricted stock grant was $227,712 with an unamortized value of $158,137 at December 31, 2013.

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

On December 10, 2013, the Company issued a total of 579,996 share of its common stock to employees and officers. These shares vest ratably over a three year period with the initial vesting occurring December 10, 2014. The fair value of the restricted stock grants was $724,999 with an unamortized value of $704,859 at December 31, 2013.

On December 12, 2013, the Company issued 156,695 shares of common stock in lieu of 33% of the 2013 annual cash bonus for an officer of the Company. These shares vest ratably over a three year period with the initial vesting occurring December 12, 2013. The fair value of the restricted stock grants was $183,333 with an unamortized value of $l78,240 at December 31, 2013.

The following table reflects the vesting activity associated with the 2012 Plan:

Grant Date	Shares Awarded	Shares Canceled	Shares Vested	Shares Unvested
March 5, 2012 stock options	600,000	—	(466,668)	133,332
March 5, 2012 stock grants	831,500	(82,365)	(213,880)	535,255
October 1, 2012 stock grants	225,000	—	(75,001)	149,999
December 3, 2012 stock grants	659,933	(4,900)	(218,354)	436,679
February 20, 2013 stock grant	103,978	—	—	103,978
April 25, 2013 deferred stock units	346,818	—	(115,608)	231,210
December 10, 2013 stock grant	579,996	—	—	579,996
December 12, 2013 stock grant	156,695	—	—	156,695

	3,503,920	(87,265)	(1,089,511)	2,327,144

Common shares available to be awarded at December 31, 2013 are as follows:

Total shares authorized	5,000,000
Total shares issued	(3,503,920)
Total shares canceled	87,265

Total shares available	1,583,345

NOTE 6—FAIR VALUE MEASUREMENTS

Certain assets and liabilities are reported at fair value on a recurring basis in Dune’s consolidated balance sheet. The following table summarizes the valuation of our investments and financial instruments by FASB ASC 820-10-05 pricing levels as of December 31, 2013 and 2012:

	Fair Value Measurements at December 31, 2013 Using
	Level 1	Level 2	Level 3	Total
Oil and gas derivative assets	$—	$7,544	$—	$7,544
Oil and gas derivative liabilities	—	—	—	—

Total	$—	$7,544	$—	$7,544

	Fair Value Measurements at December 31, 2012 Using
	Level 1	Level 2	Level 3	Total
Oil and gas derivative assets	$—	$1,163,878	$—	$1,163,878
Oil and gas derivative liabilities	—	—	—	—

Total	$—	$1,163,878	$—	$1,163,878

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

NOTE 8—REMEDIATION COSTS

In connection with the acquisition of Goldking, the Company inherited a remediation contingency, which after conducting its due diligence and subsequent testing, the Company believes is the responsibility of a third party. However, federal and state regulators have determined Dune is the responsible party for cleanup of this area. Dune has maintained a passive maintenance of this site since it was first discovered after Hurricane Katrina. The Company still believes another party has the primary responsibility for this occurrence but is committed to working with the various state and federal authorities on resolution of this issue. Plans for testing and analysis of various containment products and remediation procedures by third party consultants have been approved and in the third quarter of 2013, the Company recorded a liability of $4,586,000. Costs of $1,224,157 have been incurred during the year resulting in a $3,361,843 balance of which $582,843 is included in accrued liabilities and $2,779,000 is included in other long-term liabilities in the consolidated balance sheets at December 31, 2013.

On January 5, 2013, an oil spill in a transfer line located in the Garden Island Bay field was detected. Costs to repair amounted to approximately $1.3 million which was covered by insurance except the $0.1 million deductible.

NOTE 9—INCOME TAXES

Dune operates through its various subsidiaries in the United States; accordingly, federal and state income taxes have been provided based upon the tax laws and rates of the U.S. as they apply to Dune’s current ownership structure. Tax years subsequent to 2008 remain open to examination by taxing authorities.

Dune accounts for income taxes pursuant to FASB No. 740, Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in Dune’s financial statements or tax returns. Dune provides for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

Dune adopted FASB ASC 740-10 effective January 1, 2007. Dune recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing tax benefits. There are no unrecognized tax benefits that if recognized would affect the tax rate. There was no interest or penalties recognized as of the date of adoption or for the twelve months ended December 31, 2013. The Company files tax returns in the U.S. and states in which it has operations and is subject to taxation.

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

During the twelve months ended December 31, 2013, the Company incurred a significant impairment loss of its oil and gas properties. As a result, the Company is in a position of cumulative reporting losses for the current and preceding reporting periods. The volatility of energy prices and uncertainty of when energy prices may rebound is uncertain and not readily determinable by our management. At this date, this general fact pattern does not allow us to project sufficient sources of future taxable income to offset our tax loss carry forwards and net deferred tax assets in the U.S. for both federal and state taxes. Under the current circumstances, it is management’s opinion that the realization of these tax attributes does not reach the “more likely than not criteria” under ASC 740. Accordingly, the Company has established a valuation allowance of $79,838,730 and $61,421,252 at December 31, 2013 and 2012, respectively against its U.S. net deferred tax assets relating to continuing operations.

The income tax provision differs from the amount of income tax determined by applying the federal income tax rate to pre-tax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	Year ended December 31,
	2013	2012
	(in thousands)
Computed “expected” tax expense (benefit)	$(16,444)	$(2,748)
State taxes, net of benefit	(1,527)	(255)
Return to accrual adjustment	—	6,670
Other	7	3
Valuation allowance	17,964	(3,670)

Income tax expense (benefit)	$—	$—

Deferred tax assets at December 31, 2013 and 2012 are comprised primarily of net operating loss carryforwards and book impairment from write-downs of assets. Deferred tax liabilities consist primarily of the difference between book and tax basis depreciation, depletion and amortization (DD&A). Book basis in excess of tax basis for oil and gas properties and equipment primarily results from differing methodologies for recording property costs and depreciation, depletion and amortization under U.S. generally accepted accounting principles and income tax reporting. Additionally, upon the acquisition of the stock of Goldking, deferred tax liabilities have resulted for the difference in fair market value of the oil and gas properties relative to their historical tax basis.

Following is a summary of deferred tax assets and liabilities:

	Year ended December 31, 2013	Year ended December 31, 2012
	(in thousands)
Current deferred tax assets	$—	$—

Noncurrent deferred tax assets:
Loss carryforwards	128,359	107,599
Asset retirement obligation	7,142	5,302
Other	9,459	9,137

Total noncurrent deferred tax assets	144,960	122,038

Total deferred tax assets	$144,960	$122,038

Current deferred tax liabilities	$—	$—

Noncurrent deferred tax liabilities:
Oil and gas property and equipment	65,121	60,616

Total noncurrent deferred tax liabilities	65,121	60,616

Total deferred tax liabilities	$65,121	$60,616

Net deferred tax assets (liabilities)	$79,839	$61,422
Valuation allowance	(79,839)	(61,422)

Net deferred tax asset (liabilities)	$—	$—

At December 31, 2013, the Company has U.S. tax loss carry forwards of approximately $336.3 million which will expire in various amounts beginning in 2024 through 2033.

The Company has determined that as a result of the acquisition of all the outstanding stock of Goldking, a change of control pursuant to Section 382 of the Internal Revenue Code of 1986 occurred at the Goldking level. As a result, the Company will be limited to utilizing approximately $13.5 million of Goldking’s U.S. net operating losses (NOL’s) to offset taxable income generated by the Company during the tax year ended December 31, 2013, and expects similar dollar limits in future years until the acquired U.S. NOL’s are either completely exhausted or expire unutilized.

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

NOTE 10—ASSET RETIREMENT OBLIGATION

Changes in the Company’s asset retirement obligations were as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Asset retirement obligations, beginning of period	$13,860,597	$12,630,676
Abandonment costs	(1,552,060)	(3,590,824)
Loss (gain) on settlement of liabilities	(427,731)	1,657,999
Accretion expense	1,754,106	1,461,756
Revisions in estimated liabilities	5,035,739	1,700,990

Asset retirement obligations, end of period	$18,670,651	$13,860,597

The Company maintains an escrow agreement that has been established for the purpose of assuring maintenance and administration of a performance bond that secures certain plugging and abandonment obligations assumed by the Company in the acquisition of oil and gas properties from EnerVest, Ltd. At December 31, 2013 and 2012, the amount of the escrow account totaled $2,252,947 and $2,252,663, respectively, and is included with other assets. Additionally, the Company incurred accretion expense of $1,754,106 and $1,461,756 for the years ended December 31, 2013 and 2012, respectively.

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

The Company performed an evaluation of proved reserves as of December 31, 2013. Results of drilling, testing and production subsequent to the date of the estimates may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. All of the Company’s proved reserves are located in the United States.

Proved Reserves

Dune has a third-party reserve engineer, DeGolyer & MacNaughton, prepare a mid-year reserve report. The year-end report is prepared by our internal engineering staff. The Company provides semi-annual reserve updates to its investors based on these analyses. The following reserve schedule was developed by the Company’s internal reserve engineers and sets forth the changes in estimated quantities for proved reserves of the Company during the year ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013			2012
TOTAL PROVED RESERVES AS OF:	Oil (Mbbls)	Gas (Mmcf)	Total (Mmcfe)	Oil (Mbbls)	Gas (Mmcf)	Total (Mmcfe)
Beginning of the period	6,585	50,607	90,119	5,654	45,522	79,448
Revisions of previous estimates	14	(239)	(157)	(185)	(1,031)	(2,141)
Extensions and discoveries	1,006	1,689	7,725	1,523	8,935	18,073
Sale of minerals in place	(6)	(6)	(40)	—	—	—
Production	(436)	(1,913)	(4,529)	(407)	(2,819)	(5,261)

Total proved reserves	7,163	50,138	93,118	6,585	50,607	90,119

Revisions of previous estimates consist of:

	2013			2012
	Oil (Mbbls)	Gas (Mmcf)	Total (Mmcfe)	Oil (Mbbls)	Gas (Mmcf)	Total (Mmcfe)
Price changes	5	550	580	335	3,073	5,083
Performance changes	9	(789)	(737)	(520)	(4,104)	(7,224)

	14	(239)	(157)	(185)	(1,031)	(2,141)

Significant reserve changes were noted in certain categories and are explained below:

•	Extensions and discoveries:

2012—The major component of the increase in extensions and discoveries pertains to the addition of proved reserves of 1.5 MMbbls of oil and 9.6 Bcf of gas or 18.6 Bcfe in Leeville field.

•	Extensions and discoveries:

2013—Extensions and discoveries consisted primarily of 1.87 Bcfe at our Chocolate Bayou field, 1.1 Bcfe at Garden Island Bay field and 4.47 Bcfe at Leeville. These were the result of drilling activities in those fields during the year.

Proved Undeveloped Reserves

The Company’s proved undeveloped reserves increased from 2012 to 2013 by 493 Mbbls of oil and 1,251 Mmcf of gas or 4.21 Bcfe as a result of drilling activity and new interpretations of reservoirs within our Chocolate Bayou, Garden Island Bay and Leeville fields.

The Company intends to continue investing in converting its inventory of PUD locations to proved developed locations, within a five year time-frame. In 2013 approximately 70% of our $50 million budget was expended on development drilling and completions designed to move reserves from PUD and PDNP to PDP reserves.

Costs incurred in Oil and Gas Activities

Costs incurred in connection with the Company’s crude oil and natural gas acquisition, exploration and development activities for each of the years are shown below:

	Year Ended December 31,
	2013	2012
	(in thousands)
Unproved property costs	$—	$—
Development costs	49,476	27,333
ARO costs	1,552	3,591

Total consolidated operations	$51,028	$30,924

Asset retirement obligations (non-cash)	$5,036	$1,701

Aggregate Capitalized Costs

Aggregate capitalized costs relating to the Company’s crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion and amortization are as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
	(in thousands)	(in thousands)
Proved oil and gas properties	$293,746	$239,234
Accumulated DD&A	(61,928)	(13,807)

Net capitalized costs	$231,818	$225,427

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on the Company’s best estimate of the required data for the standardized measure of discounted future net cash flows as of December 31, 2013 and 2012 in accordance with FASB ASC 932—Disclosures about Oil and Gas Producing Activities, which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

	Year Ended December 31, 2013	Year Ended December 31, 2012
	(in thousands)	(in thousands)
Future cash inflows	$940,378	$860,811
Future production costs (1)	(282,443)	(291,695)
Future development costs	(135,117)	(142,939)
Future income tax expense	—	—

Future net cash flows	522,818	426,177
10% annual discount for estimated timing of cash flows	(211,162)	(165,576)

Standardized measure of discounted future net cash flows at the end of the year	$311,656	$260,601

(1)	Production costs include oil and gas operations expense, production costs, ad valorem taxes, transportation costs and general and administrative expense supporting the Company’s oil and gas operations.

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

	December 31,
	2013	2012
Average crude oil price (per Bbl)	$93.39	$91.33
Average natural gas price (per Mcf)	$3.66	$2.76

Future production and development costs, which include dismantlement and restoration expense, are computed by estimating the expenditures to be incurred in developing and producing the Company’s proved crude oil and natural gas reserves at the end of the year, based on the year-end costs, and assuming continuation of existing economic conditions.

Future development costs include $39.0 million, $17.1 million and $22.5 million that the Company expects to spend in 2014, 2015 and 2016, respectively, to develop proved non-producing and proved undeveloped reserves.

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

Sources of Changes in Discounted Future Net Cash Flows

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company’s proved crude oil and natural gas reserves, as required by FASB ASC 932-235, at year end are set forth in the table below:

	Year Ended December 31,
	2013	2012
	(In thousands)
Standardized measure of discounted future net cash flows at the beginning of the year	$260,601	$249,925
Extensions, discoveries and improved recovery	46,450	70,937
Revisions of previous quantity estimates	(643)	(7,386)
Changes in estimated future development costs	(33,858)	(10,752)
Sales of minerals in place	(130)	—
Net changes in prices and production costs	21,283	(42,342)
Accretion of discount	26,060	24,992
Sales of oil and gas produced, net of production costs	(30,593)	(26,181)
Development costs incurred during the period	51,029	30,924
Net change in income taxes	—	—
Changes in timing and other	(28,543)	(29,516)

Standardized measure of discounted future net cash flows at the end of the year	$311,656	$260,601