Form 10-Q
period 2014-03-31
DUNE ENERGY INC
filed 2014-05-02
CIK 1092839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 73,176,683 shares of Common Stock, $.001 par value per share, as of May 2, 2014.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Dune Energy, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$3,443,932	$3,251,371
Accounts receivable	8,199,986	7,258,425
Current derivative asset	—	7,544
Prepayments and other current assets	5,049,382	1,398,947

Total current assets	16,693,300	11,916,287

Oil and gas properties, using successful efforts accounting—proved	302,094,440	293,745,839
Less accumulated depreciation, depletion and amortization	(64,718,343)	(61,927,723)

Net oil and gas properties	237,376,097	231,818,116

Property and equipment, net of accumulated depreciation of $248,109 and $227,207	136,830	152,903
Deferred financing costs, net of accumulated amortization of $1,807,251 and $1,586,904	1,615,396	1,835,743
Other assets	3,916,678	3,783,312

	5,668,904	5,771,958

TOTAL ASSETS	$259,738,301	$249,506,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,479,354	$10,139,205
Accrued liabilities	10,260,187	9,895,057
Current maturities on long-term debt (see note 2)	2,141,419	994,895

Total current liabilities	18,880,960	21,029,157
Long-term debt (see note 2)	97,968,641	84,180,940
Long-term derivative liability	200,113	—
Other long-term liabilities	21,745,222	21,449,651

Total liabilities	138,794,936	126,659,748

Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 1,000,000 shares authorized, 250,000 shares undesignated, no shares issued and outstanding	—	—
Common stock, $.001 par value, 4,200,000,000 shares authorized, 73,745,382 and 72,644,643 shares issued	73,746	72,645
Treasury stock, at cost (221,872 and 145,270 shares)	(296,492)	(223,821)
Additional paid-in capital	178,494,918	177,832,574
Accumulated deficit	(57,328,807)	(54,834,785)

Total stockholders’ equity	120,943,365	122,846,613

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$259,738,301	$249,506,361

See notes to unaudited consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2014	2013
Revenues:
Oil and gas revenues	$11,989,010	$12,121,663
Other revenues	—	963,150

Total revenues	11,989,010	13,084,813

Operating expenses:
Lease operating expense and production taxes	5,513,562	6,861,401
Accretion of asset retirement obligation	546,684	402,732
Depletion, depreciation and amortization	2,801,045	3,167,886
General and administrative expense	2,651,285	2,588,082
Loss on settlement of asset retirement obligation liability	—	22,920

Total operating expense	11,512,576	13,043,021

Operating income	476,434	41,792

Other income (expense):
Other income	460	602
Interest expense	(2,720,932)	(2,434,979)
Loss on derivative instruments	(249,984)	(817,590)

Total other income (expense)	(2,970,456)	(3,251,967)

Net loss	$(2,494,022)	$(3,210,175)

Net loss per share:
Basic and diluted	$(0.03)	$(0.05)
Weighted average shares outstanding:
Basic and diluted	72,949,157	59,041,035

See notes to unaudited consolidated financial statements.

Dune Energy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,494,022)	$(3,210,175)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	2,801,045	3,167,886
Amortization of deferred financing costs	220,347	196,452
Stock-based compensation	663,445	632,305
Loss on settlement of asset retirement obligation liability	—	22,920
Accretion of asset retirement obligation	546,684	402,732
Unrealized loss on derivative instruments	207,657	842,288
Changes in:
Accounts receivable	(931,084)	(1,074,692)
Prepayments and other assets	(3,650,435)	2,098,029
Payments made to settle asset retirement obligations	(51,000)	(76,125)
Accounts payable and accrued liabilities	(1,707,133)	5,887,765

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,394,496)	8,889,385

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved and unproved properties	(8,348,601)	(18,426,091)
Purchase of furniture and fixtures	(4,829)	(130,006)
Increase in other assets	(133,366)	(71,092)

NET CASH USED IN INVESTING ACTIVITIES	(8,486,796)	(18,627,189)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on short-term debt	(479,447)	(695,803)
Increase in long-term debt issuance costs	—	(5,522)
Common stock issuance costs	—	(75,994)
Purchase of treasury stock	(72,671)	(119,232)
Proceeds from short-term debt	1,625,971	—
Proceeds from long-term debt	12,000,000	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,073,853	(896,551)

NET CHANGE IN CASH BALANCE	192,561	(10,634,355)
Cash balance at beginning of period	3,251,371	22,793,916

Cash balance at end of period	$3,443,932	$12,159,561

SUPPLEMENTAL DISCLOSURES
Interest paid	$651,289	$562,198
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Accrued interest converted to long-term debt	$1,787,701	$1,593,608
Non-cash investment in proved and unproved properties in accounts payable	—	789,201

See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Dune prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles in the United States. However, Dune has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first three months of 2014. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013. The income statement for the three months ended March 31, 2014 cannot necessarily be used to project results for the full year.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

Revenue recognition

Dune records oil and gas revenues following the entitlement method of accounting for production in which any excess amount received above Dune’s share is treated as a liability. If less than Dune’s share is received, the underproduction is recorded as an asset. Dune did not have an imbalance position in terms of volumes or values at March 31, 2014. Additionally, Dune records the sale of emission credits as other revenue in the period they are sold.

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

NOTE 2—DEBT FINANCING

Long-term debt consists of:

	March 31, 2014	December 31, 2013
Revolving credit loan	$34,000,000	$22,000,000
Insurance note payable	2,141,419	994,895
Floating Rate Senior Secured Notes due 2016	63,968,641	62,180,940

Total long-term debt	100,110,060	85,175,835
Less: current maturities	(2,141,419)	(994,895)

Long-term debt, net of current maturities	$97,968,641	$84,180,940

Credit Agreement

On December 22, 2011, concurrent with our Restructuring (as defined herein), Wayzata assigned to Bank of Montreal its rights and obligations under our existing Credit Agreement pursuant to an agreement, by and among the Company and Dune Properties, Inc., as borrowers, Dune Operating Company, as guarantor, and Wells Fargo and Wayzata, as agents and lenders. In connection with such assignment, on December 22, 2011, the Company entered into the Amended and Restated Credit Agreement, dated as of December 22, 2011 (the “New Credit Agreement”), among the Company, as borrower, Bank of Montreal, as administrative agent, CIT Capital Securities LLC, as syndication agent, and the lenders party thereto (the “Lenders”).

The New Credit Agreement will mature on December 22, 2015. The Lenders have committed to provide up to $200 million of loans and up to $10 million of letters of credit, provided that the sum of the outstanding loans and the face amount of the outstanding letters of credit cannot exceed $200 million at any time and further provided that the availability of loans under the New Credit Agreement will be limited by a borrowing base (initially set at $63 million, reduced to $50 million as of May 1, 2012 and further reduced to $47.5 million as of December 17, 2013) as in effect from time to time, which is determined by the Lenders at their discretion based upon their evaluation of the Company’s oil and gas properties. The principal balance of the loans may be prepaid at any time, in whole or in part, without premium or penalty, except for losses incurred by the Lenders as a consequence of such prepayment. Amounts repaid under the New Credit Agreement may be reborrowed.

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

The Company borrowed $12.0 million in the first quarter of 2014. Borrowings under the New Credit Agreement equaled $34.0 million and $2 million of letters of credit as of March 31, 2014. Subsequent to March 31, 2014, the Company borrowed an additional $3.0 million under the New Credit Agreement.

Restructuring of Senior Secured Notes

On December 22, 2011, the Company completed its restructuring (the “Restructuring”), which included the consummation of the exchange of $297,012,000 aggregate principal amount, or approximately 99%, of the Senior Secured Notes for 2,485,616 shares of the Company’s newly issued common stock, 247,506 shares of a new series of preferred stock that mandatorily converted into 35,021,098 shares of the Company’s newly issued common stock and approximately $49.5 million aggregate principal amount of newly issued Floating Rate Senior Secured Notes due 2016 (the “New Notes”). In addition to completing the exchange offer for the Senior Secured Notes, the Company completed a consent solicitation of the holders of the Senior Secured Notes, in which it procured the requisite consent of the holders of approximately 99% of the aggregate principal amount of the Senior Secured Notes to eliminate all the restrictive covenants and certain events of default in the Indenture.

The New Notes were issued pursuant to an indenture, dated December 22, 2011 (the “New Notes Indenture”), by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent. The New Notes will mature on December 15, 2016. The Company did not receive any proceeds from the issuance of the New Notes.

Interest on the New Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on March 15, 2012. Subject to applicable law, interest accrues on the New Notes at a variable rate per annum equal to 13% plus the greater of 1.5% and Three-Month LIBOR, determined as of two London banking days prior to the original issue date and reset quarterly on each interest payment date. Such interest consists of (a) a mandatory cash interest component (that shall accrue at a fixed rate of 3% per annum and be payable solely in cash) and (b) a component that shall accrue at a variable rate and be payable in either cash or by accretion of principal. The Company has elected to increase the aggregate principal amount of the New Notes by a cumulative amount of $14,464,649 in lieu of making cash quarterly interest payments, including $1,787,701 during the quarter ended March 31, 2014 and $6,751,077 during the year-ended December 31, 2013. This results in an outstanding balance of $63,968,641 at March 31, 2014.

NOTE 3—OIL AND GAS COMMODITY DERIVATIVES

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

For the three months ended March 31, 2014 and 2013 Dune recorded a loss on the derivatives of ($249,984) and ($817,590) composed of an unrealized loss on changes in mark-to-market valuations of ($207,657) and ($842,288) and a realized gain (loss) on cash settlements of ($42,327) and $24,698 respectively.

DUNE ENERGY, INC.

Current Hedge Positions as of March 31, 2014

Crude Trade Details

Instrument	Beginning Date	Ending Date	Floor	Ceiling	Fixed	Total Bbls 2014	Bbl/d	Total Volumes
Collar	04/01/14	12/31/14	$90.00	$99.00		103,000	375	103,000

						103,000	375	103,000

					Days	275
Hedged Daily Production (bbl)						375

Natural Gas Trade Details
Instrument	Beginning Date	Ending Date	Floor	Ceiling	Fixed	Total Mmbtu 2014	Mmbtu/d	Total Volumes
Collar	04/01/14	12/31/14	$3.75	$5.01		408,000	1,484	408,000

						408,000	1,484	408,000

					Days	275
Hedged Daily Production (mmbtu)						1,484

NOTE 4—RESTRICTED STOCK, STOCK OPTIONS AND WARRANTS

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors and consultants. Total stock-based compensation expense including options, warrants and restricted stock was $663,445 and $632,305 for the three months ended March 31, 2014 and 2013, respectively.

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

On March 5, 2014, the final one-third of the 400,000 remaining stock options granted to non-employee directors on March 5, 2012 vested. Subsequently, the non-employee directors voluntarily agreed to return the entire 400,000 options which will be canceled.

On March 7, 2014, the Company issued a total of 1,000,000 restricted shares of its common stock to certain executive officers and employees of the Company under the 2012 Plan. These shares vest ratably over a three year period with the initial vesting occurring March 7, 2015. The fair value of the restricted stock grants was $1,000,000 with an unamortized value of $972,219 at March 31, 2014.

On March 7, 2014, the Company issued 156,695 shares of common stock in lieu of the final 33% of the 2013 annual cash bonus for an officer of the Company. These shares vest ratably over a three year period with the initial vesting occurring March 7, 2015. The fair value of the restricted stock grants was $156,695 with an unamortized value of $152,342 at March 31, 2014.

The following table reflects the vesting activity associated with the 2012 Plan, as amended:

Grant Date	Shares Awarded	Shares Canceled	Shares Vested	Shares Unvested
March 5, 2012 stock options	600,000	—	(200,000)	400,000
March 5, 2012 stock grants	831,500	(138,330)	(425,560)	267,610
October 1, 2012 stock grants	225,000	—	(75,001)	149,999
December 3, 2012 stock grants	659,933	(4,900)	(218,354)	436,679
February 20, 2013 stock grant	103,978	—	(34,660)	69,318
April 25, 2013 deferred stock units	346,818	—	(154,143)	192,675
December 10, 2013 stock grant	579,996	—	—	579,996
December 12, 2013 stock grant	156,695	—	—	156,695
March 7, 2014 stock grant	156,695	—	—	156,695
March 7, 2014 stock grant	1,000,000	—	—	1,000,000

	4,660,615	(143,230)	(1,107,718)	3,409,667

Common shares available to be awarded at March 31, 2014 are as follows:

Total shares authorized	5,000,000
Total shares issued	(4,660,615)
Total shares canceled	143,230

Total shares available	482,615

NOTE 5—FAIR VALUE MEASUREMENTS

Certain assets and liabilities are reported at fair value on a recurring basis in Dune’s consolidated balance sheet. The following table summarizes the valuation of our investments and financial instruments by FASB ASC 820-10-05 pricing levels as of March 31, 2014:

	Fair Value Measurements at March 31, 2014 Using
	Level 1	Level 2	Level 3	Total
Oil and gas derivative assets	$—	$—	$—	$—
Oil and gas derivative liabilities	—	(200,113)	—	(200,113)

Total	$—	$(200,113)	$—	$(200,113)

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

NOTE 7—REMEDIATION COSTS

In connection with the acquisition of Goldking, the Company inherited a remediation contingency, which after conducting its due diligence and subsequent testing, the Company believes is the responsibility of a third party. However, federal and state regulators have determined Dune is the responsible party for cleanup of this area. Dune has maintained a passive maintenance of this site since it was first discovered after Hurricane Katrina. The Company still believes another party has the primary responsibility for this occurrence but is committed to working with the various state and federal authorities on resolution of this issue. Plans for testing and analysis of various containment products and remediation procedures by third party consultants have been approved and in the third quarter of 2013, the Company recorded a liability of $4,586,000. Costs of $1,429,234 have been incurred through the first quarter of 2014 resulting in a $3,156,766 balance of which $377,766 is included in accrued liabilities and $2,779,000 is included in other long-term liabilities in the consolidated balance sheets at March 31, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion will assist in the understanding of our financial position, liquidity and results of operations. The information below should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2013. Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy and financial condition before we make any forward-looking statements but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, exploitation, development and acquisition expenditures as well as revenue, expense and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses and interest costs that we believe are reasonable based on currently available information.

Our primary focus will continue to be the development and exploration efforts in our Gulf Coast properties. We believe that our acreage position will allow us to grow organically through low-risk drilling in the near term, as this property set continues to present attractive opportunities to expand our reserve base through workovers and recompletions, field extensions, delineating deeper formations within existing fields and higher risk/higher reward exploratory drilling. In addition, we will constantly review, rationalize and “high-grade” our properties in order to optimize our existing asset base.

Our strategy is to increase our oil and natural gas reserves and production while keeping our finding and development costs and operating costs (on a per Mcfe basis) competitive with our industry peers. We expect to implement this strategy through drilling exploratory and development wells from our inventory of available prospects that we have evaluated for geologic and mechanical risk and future reserve or resource potential. Our drilling program will contain some higher risk/higher reserve potential opportunities as well as some lower risk/lower reserve potential opportunities in order to achieve a balanced program of reserve and production growth. Success of this strategy is contingent on various risk factors, as further discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Liquidity and Capital Resources

During the first three months of 2014 compared to the first three months of 2013, net cash flow used in operating activities reflected a decrease of $13.3 million to $4.4 million. This decrease primarily results from a reduction of accounts payable and accrued liabilities of $7.6 million and an increase in prepayments and other assets of $5.7 million.

Our current assets were $16.7 million on March 31, 2014. Cash on hand comprised approximately $3.4 million of this amount. This compared to $3.3 million in cash at December 31, 2013 and $12.2 million at the end of the first quarter of 2013. Accounts payable have decreased from $10.1 million at December 31, 2013 to $6.5 million at March 31, 2014. Accounts payable were $15.4 million at March 31, 2013. This decrease in payables reflects the impact of reduced capital spending in the first quarter of 2014.

Our capital investments and exploration costs year-to-date reflect our ongoing drilling and facilities upgrade program which amounted to $8.3 million during the first three months of 2014, down from $19.2 million spent during the same period of 2013. The decreased spending reflected efforts to balance our capital program to our liquidity. We expect to spend approximately $43 million (including dry-hole costs) during the final nine months of 2014 on continuing development, exploitation and exploration associated with high potential opportunities within our asset base. Based on this plan, the capital investments and exploration costs for the year would total approximately $51 million. This would represent a $2 million increase over our $49 million of capital investment and exploration costs in 2013. However, this anticipated capital investment may be reduced or increased depending on available cash flow. Because we operate the majority of our properties, we can control to some extent the timing of expenditures. Our capital program is designed to maintain production from recompletions and workovers within our fields and fully develop both existing PUD locations and evaluate potential field extension wells through joint venture programs. This strategy occasionally involves industry partners in these efforts so as to reduce our upfront cash requirements and dollars expended.

Our primary sources of liquidity are cash provided by operating activities, debt financing, sales of non-core properties and access to capital markets. The Total Debt to EBITDAX covenant in our current revolving credit agreement controls access to the “undrawn” amount of borrowing availability from quarter to quarter and is based on the trailing 12 month total. As a result, any given month within the 12 month calculation period, such as that experienced during the first two months of 2013, will have a lingering impact on future quarterly EBITDAX determinations until those months are no longer included. For the first quarter of 2014, the EBITDAX covenant stipulates that the ratio of Total Debt to EBITDAX be less than 5.0 to 1.0. On June 30, 2014, and thereafter, the ratio of total Debt to EBITDAX must be less than 4.0 to 1.0. Any operational delays or failures that impact expected production volumes or timing may have an adverse effect on our ability to meet this calculation. We monitor our financial progress very carefully and attempt to adjust our available projects in order to meet all of the covenants of the credit agreement. Notwithstanding these efforts, our future revolver availability is also driven by the amount of Floating Rate Senior Secured Notes (the “Notes”) outstanding, as they are part of the EBITDAX covenant calculation used to determine our borrowing limit under the revolver. As a result of the PIK feature contained in the Notes, the amount outstanding has increased over time and, therefore, reduced the borrowing availability. It is anticipated that there will be no availability left at the end of the second quarter of this year unless a material portion of these Notes are restructured into a non-debt security. Management is currently in discussions with the holders of the Notes in this regard. If unsuccessful, the Company would be required to either request another waiver to the EBITDAX covenant from the revolver banks or seek a new senior, secured credit facility.

The exact amount of capital spending for 2014 will depend upon individual well performance results, cash flow, availability and scheduling of drilling operations and, where applicable, partner negotiations on the timing of drilling operations. Currently, we expect that a significant portion of our first half of 2014 budget will be dedicated to our Leeville field. Should our partners decide to pursue a drilling schedule that is more aggressive than currently presumed, the resulting AFE’s for our share of the expenditures may force us to either forfeit our interest in future programs or delay our drilling activity at Garden Island Bay. In the meantime, we are targeting a total capital budget of approximately $50 to $52 million in calendar year 2014. The less ambitious target is set so as to ensure that the Company stays within the covenant restrictions of our credit agreement where we have opportunities to increase production volumes for relatively low overall investments. As always, gains in production volumes will significantly drive EBITDAX increases, which should then provide for increased borrowing availability under our revolver.

Our operating cash flows, both in the short-term and long-term, are impacted by highly volatile oil and natural gas prices. Significant deterioration in commodity prices negatively impacts our revenues, earnings and cash flows, and our liquidity if spending does not trend downward as well. Sales volumes and costs also impact cash flows. Our long-term operating cash flows are dependent on reserve replacement and the level of costs required for ongoing operations. Our business, as with other extractive industries, is a depleting one which each barrel produced must be replaced or the Company and its reserves, a critical source of future liquidity, will shrink. Cash investments are required to fund activity necessary to offset the inherent declines in production and proved crude oil and natural gas reserves. Future success in maintaining and growing reserves and production is highly dependent on the success of our exploration and development activities and our ability to acquire additional reserves at reasonable costs.

Results of Operations

Year-over-year production increased slightly from 972 Mmcfe for the first three months of 2013 to 980 Mmcfe for the same three month period of 2014. This increase reflects additional production in the Garden Island Bay and Leeville fields which helped offset normal reservoir declines. The following table reflects the increase (decrease) in oil and gas sales revenue between the first quarter of 2013 and 2014 due to changes in price and production volumes:

	2014	% Increase (Decrease)	2013
Oil production volume (Mbbls)	98	1%	97
Oil sales revenue ($000)	$9,914	-7%	$10,674
Price per Bbl	$101.16	-8%	$110.04
Increase (decrease) in oil sales revenue due to:
Change in production volume ($000)	$110
Change in prices ($000)	(870)

Total increase (decrease) in oil sales revenue	$(760)

Gas production volume (Mmcf)	392	1%	390
Gas sales revenue ($000)	$2,075	43%	$1,447
Price per Mcf	$5.29	43%	$3.71
Increase (decrease) in gas sales revenue due to:
Change in production volume ($000)	$7
Change in prices ($000)	621

Total increase (decrease) in gas sales revenue	$628

Total production volume (Mmcfe)	980	1%	972
Total revenue ($000)	$11,989	-1%	$12,121
Price per Mcfe	$12.23	-2%	$12.47
Increase (decrease) in revenue due to:
Change in production volume ($000)	$100
Change in prices ($000)	(232)

Total increase (decrease) in total revenue	$(132)

We recorded a net loss for the three months ended March 31, 2014 of ($2.5 million) or ($0.03) loss per share compared to net loss of ($3.2 million) or ($0.05) loss per share for the same quarter of 2013. The decrease in loss amounted to $0.7 million for the quarter.

Revenues

Oil and Gas Revenues

Oil and gas revenues for the quarter ended March 31, 2014 totaled $12.0 million compared to $12.1 million for the quarter ended March 31, 2013 representing a $0.1 million decrease. Production volumes for the first quarter of 2014 were 98 Mbbls of oil and 392 Mmcf of natural gas or 980 Mmcfe. This compares to 97 Mbbls of oil and 390 Mmcf of natural gas or 972 Mmcfe for the first quarter of 2013 representing a 1% increase in production volumes. During the first three months of 2014, the average sales price per Bbl of oil was $101.16 while natural gas averaged $5.29 per Mcf. This compared to $110.04 per Bbl and $3.71 per Mcf, respectively for the first three months of 2013. These results indicate that the 8% reduction in oil prices were offset by a 43% increase in natural gas prices yielding no significant fluctuation in oil and gas revenues between quarters.

Other revenues

During the first quarter of 2013, the Company sold volatile organic compound emission credits to a purchaser for $1.0 million. There were no sales of these credits in the first quarter of 2014.

Operating expenses

Lease operating expense and production taxes

The following table presents the major components of our lease operating expense (in thousands) for the first quarter of 2014 and 2013 on a Mcfe basis:

	Three months ended March 31, 2014
	2014		2013
	Total	Per Mcfe	Total	Per Mcfe
Direct operating expense	$3,718	$3.79	$5,106	$5.25
Production taxes	1,198	1.22	1,197	1.23
Ad valorem taxes	207	0.21	237	0.24
Transportation	276	0.28	294	0.30
Workovers	115	0.12	27	0.03

	$5,514	$5.62	$6,861	$7.05

Lease operating expense and production taxes for the quarter ended March 31, 2014 totaled $5.5 million versus $6.9 million for the same period of 2013. This translated to a 20% decrease quarter-over-quarter on a sales volume basis from $7.05/Mcfe to $5.62/Mcfe. This overall reduction in lease operating expense and production taxes between periods reflects the Company’s continued efforts to reduce field operating costs.

Accretion of asset retirement obligation

Accretion expense for asset retirement obligations increased by $0.1 million for the quarter ended March 31, 2014 compared to the comparable period in 2013. This increase is the result of reevaluating abandonment costs at year end.

Depletion, depreciation and amortization (DD&A)

For the quarter ended March 31, 2014, the Company recorded DD&A expense of $2.8 million ($2.86/Mcfe) compared to $3.2 million ($3.26/Mcfe) for the quarter ended March 31, 2013. This decrease reflects the impact of reduced capital investment in 2014 on the DD&A calculation.

General and administrative expense (G&A expense)

G&A expense for the quarter ended March 31, 2014 remained constant to the comparable 2013 quarter at $2.6 million. Also, cash G&A expense for 2014 did not fluctuate from the 2013 amount of $1.9 million. This reflects the Company’s continued efforts to control costs.

Loss on Settlement of Asset Retirement Obligation Liability

A loss on the settlement of asset retirement obligations of $0.02 million was incurred in the first quarter of 2013. There was no loss incurred in 2014.

Other income (expense)

Other Income

Other income, which includes interest income, has been minimal as a result of using the our cash balances to support working capital.

Interest Expense

Interest expense for the quarter ended March 31, 2014 increased to $2.7 million compared to $2.4 million for the quarter ended March 31, 2013. This increase is attributable to the accretion of principal on the Senior Secured Notes.

Loss on derivative instruments

During the three months ended March 31, 2014, we recorded a loss on derivatives of ($0.25 million) composed of an unrealized loss on change in mark-to-market valuations of ($0.21 million) and a realized loss on cash settlements of ($0.04) million.

During the three months ended March 31, 2013, we recorded a loss on derivatives of ($0.82 million) composed of an unrealized loss on changes in mark-to-market valuations of ($0.84 million) and a realized gain on cash settlement of $0.02 million.

Net loss

For the first quarter ended March 31, 2014, net loss decreased $0.7 million from the comparable quarter of 2013. This decrease reflects the impact of a $1.4 million decrease in lease operating expense and production taxes and a $0.5 million decrease in loss on derivative instruments offset by a ($1.1 million) reduction in total revenues.

Item 4.	Controls and Procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal first quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DUNE ENERGY, INC.

Date: May 2, 2014	By:	/S/ JAMES A. WATT
	Name:	James A. Watt
	Title:	President and Chief Executive Officer

Date: May 2, 2014	By:	/S/ FRANK T. SMITH, JR.
	Name:	Frank T. Smith, Jr.
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-KSB (File No. 001-32497) for the year ended December 31, 2002).

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 7, 2003 (incorporated by reference to Exhibit 3.1.1 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated May 5, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (File No. 001-32497) for the period ended March 31, 2007).

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated June 12, 2007 (incorporated by reference to Exhibit 3.1.3 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 14, 2007 (incorporated by reference to Exhibit 3.1.4 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 1, 2009 (incorporated by reference to Exhibit 3.1.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 1, 2009).

3.1.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 22, 2011 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-32497) filed on December 27, 2011).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K (File No. 001-32497) filed on July 12, 2010).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith