Form 10-Q
period 2014-06-30
DUNE ENERGY INC
filed 2014-08-14
CIK 1092839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 73,149,359 shares of Common Stock, $.001 par value per share, as of August 14, 2014.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Dune Energy, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$6,245,851	$3,251,371
Accounts receivable	7,480,009	7,258,425
Current derivative asset	—	7,544
Prepayments and other current assets	1,942,468	1,398,947

Total current assets	15,668,328	11,916,287

Oil and gas properties, using successful efforts accounting—proved	308,257,886	293,745,839
Less accumulated depreciation, depletion and amortization	(98,061,800)	(61,927,723)

Net oil and gas properties	210,196,086	231,818,116

Property and equipment, net of accumulated depreciation of $269,087 and $227,207	114,056	152,903
Deferred financing costs, net of accumulated amortization of $2,029,023 and $1,586,904	1,517,255	1,835,743
Other assets	3,975,400	3,783,312

	5,606,711	5,771,958

TOTAL ASSETS	$231,471,125	$249,506,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,865,073	$10,139,205
Accrued liabilities	8,846,875	9,895,057
Current derivative liability	375,041	—
Current maturities on long-term debt (see note 3)	38,366,341	994,895

Total current liabilities	55,453,330	21,029,157
Long-term debt (see note 3)	65,848,608	84,180,940
Other long-term liabilities	21,731,034	21,449,651

Total liabilities	143,032,972	126,659,748

Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, $1,000,000 shares authorized, 250,000 shares undesignated, no shares issued and outstanding	—	—
Common stock, $.001 par value, 4,200,000,000 shares authorized, 74,008,952 and 72,644,643 shares issued	74,009	72,645
Treasury stock, at cost (223,760 and 145,270 shares)	(298,154)	(223,821)
Additional paid-in capital	179,187,242	177,832,574
Accumulated deficit	(90,524,944)	(54,834,785)

Total stockholders’ equity	88,438,153	122,846,613

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$231,471,125	$249,506,361

See notes to unaudited consolidated financial statements

Dune Energy, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Revenues:
Oil and gas revenues	$13,093,311	$16,783,479	$25,082,321	$28,905,142
Other revenues	—	—	—	963,150

Total revenues	13,093,311	16,783,479	25,082,321	29,868,292

Operating expenses:
Lease operating expense and production taxes	5,786,749	7,848,003	11,300,311	14,709,404
Accretion of asset retirement obligation	546,684	402,732	1,093,368	805,464
Depletion, depreciation and amortization	4,002,960	4,793,818	6,804,005	7,961,704
General and administrative expense	2,657,465	3,129,377	5,308,750	5,717,459
Impairment of oil and gas properties	29,351,000	—	29,351,000	—
Loss (gain) on settlement of asset retirement obligation liability	761,464	(22,920)	761,464	—

Total operating expense	43,106,322	16,151,010	54,618,898	29,194,031

Operating income (loss)	(30,013,011)	632,469	(29,536,577)	674,261

Other income (expense):
Other income	10,033	90	10,493	692
Interest expense	(2,877,542)	(2,484,209)	(5,598,474)	(4,919,188)
Gain (loss) on derivative instruments	(315,617)	510,288	(565,601)	(307,302)

Total other income (expense)	(3,183,126)	(1,973,831)	(6,153,582)	(5,225,798)

Net loss	$(33,196,137)	$(1,341,362)	$(35,690,159)	$(4,551,537)

Net loss per share:
Basic and diluted	$(0.45)	$(0.02)	$(0.49)	$(0.07)
Weighted average shares outstanding:
Basic and diluted	73,816,311	63,238,696	73,385,130	61,156,848

See notes to unaudited consolidated financial statements

Dune Energy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,690,159)	$(4,551,537)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	6,804,005	7,961,704
Amortization of deferred financing costs	442,119	396,454
Stock-based compensation	1,356,032	1,288,589
Loss on settlement of asset retirement obligation liability	761,464	—
Accretion of asset retirement obligation	1,093,368	805,464
Impairment of oil and gas properties	29,351,000	—
Unrealized loss on derivative instruments	382,585	332,000
Changes in:
Accounts receivable	(200,632)	(1,693,865)
Prepayments and other assets	1,082,450	3,817,168
Payments made to settle asset retirement obligations	(330,985)	(196,314)
Accounts payable and accrued liabilities	(897,110)	2,805,040

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,154,137	10,964,703

CASH FLOWS FROM INVESTING ACTIVITIES
Cash investment in proved and unproved properties	(14,512,047)	(27,143,528)
Purchase of furniture and fixtures	(3,033)	(145,477)
Increase in other assets	(192,088)	(516,684)

NET CASH USED IN INVESTING ACTIVITIES	(14,707,168)	(27,805,689)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	20,000,000
Proceeds from short-term debt	15,000,000	—
Purchase of treasury stock	(74,333)	—
Common stock issuance costs	—	(219,513)
Payments on short-term debt	(1,254,525)	(1,391,607)
Increase in long-term debt issuance costs	(123,631)	(105,522)
Payments on long-term debt	—	(8,000,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,547,511	10,283,358

NET CHANGE IN CASH BALANCE	2,994,480	(6,557,628)
Cash balance at beginning of period	3,251,371	22,793,916

Cash balance at end of period	$6,245,851	$16,236,288

SUPPLEMENTAL DISCLOSURES
Interest paid	$1,419,189	$1,226,811
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Accrued interest converted to long-term debt	$3,667,668	$3,269,464
Prepaid insurance financed with debt	1,625,971	—
Non-cash investment in proved and unproved properties in accounts payable	—	1,904,486

See notes to unaudited consolidated financial statements

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

Dune prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles in the United States. However, Dune has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first six months of 2014. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013. The income statement for the six months ended June 30, 2014 cannot necessarily be used to project results for the full year.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

Revenue recognition

Dune records oil and gas revenues following the entitlement method of accounting for production in which any excess amount received above Dune’s share is treated as a liability. If less than Dune’s share is received, the underproduction is recorded as an asset. Dune did not have an imbalance position in terms of volumes or values at June 30, 2014. Additionally, Dune records the sale of emission credits as other revenue in the period they are sold.

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

During the three and six-months ended June 30, 2014, the Company impaired its oil and gas properties by $29,351,000, which is reflected in the accompanying consolidated financial statements. This impairment occurred in the Live Oak and North Broussard fields and was primarily the result of removing proved undeveloped reserves, which had been included in our previous reserve reports in excess of five years, from the June 30, 2014 Reserve Report. These opportunities remain available as future drilling projects which will be conducted on an exploratory basis.

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

Fair value of financial instruments

The Company’s financial instruments consist of cash, receivables, payables and long-term debt. The carrying amount of cash, receivables and payables approximate fair value because of the short-term nature of these items. The carrying amount of long-term debt approximates fair value due to the relationship between the interest rate on long-term debt and the Company’s incremental risk adjusted borrowing rate.

NOTE 2—LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming Dune will continue as a going concern. At June 30, 2014, Dune’s cash balance was $6.2 million while the Company also registered a net loss of $35.7 million for the first six months of fiscal year 2014. In addition, as of June 30, 2014, Dune has negative working capital of $39.8 million resulting from the $37.0 million revolving credit loan being classified as a current liability and due upon demand of the Lender. Management is and will continue to strive to raise additional capital and/or restructure its debt obligations. However, should these efforts prove unsuccessful, Dune’s ability to continue to operate as a going concern in 2014 would be substantially in doubt.

NOTE 3—DEBT FINANCING

Long-term debt consists of:

	June 30, 2014	December 31, 2013
Revolving credit loan	$37,000,000	$22,000,000
Insurance note payable	1,366,341	994,895
Floating Rate Senior Secured Notes due 2016	65,848,608	62,180,940

Total long-term debt	104,214,949	85,175,835
Less: current maturities	(38,366,341)	(994,895)

Long-term debt, net of current maturities	$65,848,608	$84,180,940

Credit Agreement

On December 22, 2011, concurrent with our Restructuring (as defined herein), Wayzata assigned to Bank of Montreal its rights and obligations under our existing Credit Agreement pursuant to an agreement, by and among the Company and Dune Properties, Inc., as borrowers, Dune Operating Company, as guarantor, and Wells Fargo and Wayzata, as agents and lenders. In connection with such assignment, on December 22, 2011, the Company entered into the Amended and Restated Credit Agreement, dated as of December 22, 2011 (the “Credit Agreement”), among the Company, as borrower, Bank of Montreal, as administrative agent, CIT Capital Securities LLC, as syndication agent, and the lenders party thereto (the “Lenders”).

The Credit Agreement will mature on December 22, 2015. The Lenders have committed to provide up to $200 million of loans and up to $10 million of letters of credit, provided that the sum of the outstanding loans and the face amount of the outstanding letters of credit cannot exceed $200 million at any time and further provided that the availability of loans under the New Credit Agreement will be limited by a borrowing base (initially set at $63 million, reduced to $50 million as of May 1, 2012 and further reduced to $47.5 million as of December 17, 2013) as in effect from time to time, which is determined by the Lenders at their discretion based upon their evaluation of the Company’s oil and gas properties. The principal balance of the loans may be prepaid at any time, in whole or in part, without premium or penalty, except for losses incurred by the Lenders as a consequence of such prepayment. Amounts repaid under the Credit Agreement may be reborrowed.

On July 15, 2014, Bank of Montreal notified the Company that Lenders had completed their interim redetermination of the Company’s borrowing base. Such notification provided that, effective as of July 1, 2014, the Company’s borrowing base will be reduced by $2.5 million, and thereafter will be further reduced by $2.5 million on the first business day of each month (each a “Reduction Date”) until October 1, 2014, at which time, the borrowing base will be $37.5 million. The letter amendment provides that outstanding borrowings in excess of the borrowing base on any Reduction Date must be repaid immediately or such excess will constitute an event of default under the Credit Agreement.

The Company borrowed $3.0 million in the second quarter of 2014. Borrowings under the Credit Agreement equaled $37.0 million and $2.0 million of letters of credit as of June 30, 2014.

As security for its obligations under the Credit Agreement, the Company and its domestic subsidiaries have granted to the administrative agent (for the benefit of the Lenders) a first priority lien on substantially all of their assets, including liens on not less than 85% of the total value of proved oil and gas reserves and not less than 90% of the total value of proved developed and producing reserves.

Generally, outstanding borrowings under the Credit Agreement are priced at LIBOR plus a margin or, at the Company’s option, a domestic bank rate plus a margin. The LIBOR margin is 2.75% if usage is greater than 75% and steps down to 2.25% if usage is 50% or less and the domestic rate margin is 1.75% if usage is greater than 75% and steps down to 1.25% if usage is 50% or less. The Company is charged the above LIBOR margin plus an additional fronting fee of 0.25% on outstanding letters of credit, which are considered usage of the revolving credit facility, plus a nominal administrative fee. The Company is also required to pay a commitment fee equal to 0.50% of the average daily amount of unborrowed funds.

The Credit Agreement contains various affirmative and negative covenants as well as other customary representations and warranties and events of default.

On September 25, 2012, the parties entered into an Amendment to the Credit Agreement. Prior to the amendment, the Credit Agreement provided that the Company would not, as of the last day of any fiscal quarter, permit its ratio of Total Debt (as such term is defined in the Credit Agreement) as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 4.0 to 1.0. The Amendment to the Credit Agreement provided that the Company will not, as of the last day of the fiscal quarter ending September 30, 2012 or December 31, 2012, permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 5.0 to 1.0. On March 31, 2013, and thereafter, the Company would not, as of the last day of the fiscal quarter, permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 4.0 to 1.0. An amendment fee of $100,000 was paid for this change.

On May 3, 2013, the parties entered into the Second Amendment to the Credit Agreement. The Second Amendment to the Credit Agreement provided that the Company will not, as of the last day of the fiscal quarter ending March 31, 2013 permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 5.0 to 1.0. It further provides that the Company will not, as of the last day of the fiscal quarter ending June 30, 2013 permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 4.5 to 1.0. On September 30, 2013, and thereafter, the Company will not, as of the last day of the fiscal quarter, permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 4.0 to 1.0. An amendment fee of $100,000 was paid for this change.

On December 17, 2013, the parties entered into the Third Amendment to the Credit Agreement. The Third Amendment to the Credit Agreement provides that (i) the Company will not, as of the last day of the fiscal quarter ending December 31, 2013 permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 5.0 to 1.0 and (ii) the Company will not, as of the last day of the fiscal quarter ending March 31, 2014 permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 5.0 to 1.0. On June 30, 2014, and thereafter, the Company will not, as of the last day of the fiscal quarter, permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 4.0 to 1.0. In addition, the Amendment includes a “change of management” provision that specifies that should either our chief executive officer, James A. Watt or our chief financial officer, Frank T. Smith, Jr. die, become incompetent or disabled for 120 consecutive days or cease to be active in the Company’s affairs, an Event of Default (as such term is defined in the Credit Agreement) shall be deemed to have occurred unless Mr. Watt or Mr. Smith is replaced within 120 days by an individual acceptable to the administrative agent. An amendment fee of $95,000 was paid for this change.

The Company determined that the Total Debt to EBITDAX ratio for the four immediately preceding quarters ending June 30, 2014 was 5.28 to 1.0 which fell short of the required ratio. The Credit Agreement provides that the failure to observe any financial covenant will constitute an event of default, and Bank of Montreal, at the request of the majority Lenders, may terminate the commitments under the Credit Agreement and cause all of the Company’s obligations under the Credit Agreement to immediately become due and payable, upon notice to the Company. The event of default is deemed continuing until waived in writing by the Lenders. The Company has entered into discussions with the Credit Agreement Lenders in hopes of obtaining a favorable resolution to the situation. No assurances can be given at this time that the matter will be resolved in a satisfactory manner and the $37.0 million has been reflected on the balance sheet as current maturities on long-term debt. The Company is seeking other sources of financing.

Restructuring of Senior Secured Notes

On December 22, 2011, the Company completed its restructuring (the “Restructuring”), which included the consummation of the exchange of $297,012,000 aggregate principal amount, or approximately 99%, of the Senior Secured Notes for 2,485,616 shares of the Company’s newly issued common stock, 247,506 shares of a new series of preferred stock that mandatorily converted into 35,021,098 shares of the Company’s newly issued common stock and approximately $49.5 million aggregate principal amount of newly issued Floating Rate Senior Secured Notes due 2016 (the “Notes”). In addition to completing the exchange offer for the Senior Secured Notes, the Company completed a consent solicitation of the holders of the Senior Secured Notes, in which it procured the requisite consent of the holders of approximately 99% of the aggregate principal amount of the Senior Secured Notes to eliminate all the restrictive covenants and certain events of default in the Indenture.

The Notes were issued pursuant to an indenture, dated December 22, 2011 (the “Notes Indenture”), by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent. The Notes will mature on December 15, 2016. The Company did not receive any proceeds from the issuance of the Notes.

Interest on the Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on March 15, 2012. Subject to applicable law, interest accrues on the Notes at a variable rate per annum equal to 13% plus the greater of 1.5% and Three-Month LIBOR, determined as of two London banking days prior to the original issue date and reset quarterly on each interest payment date. Such interest consists of (a) a mandatory cash interest component (that shall accrue at a fixed rate of 3% per annum and be payable solely in cash) and (b) a component that shall accrue at a variable rate and be payable in either cash or by accretion of principal. The Company has elected to increase the aggregate principal amount of the Notes by a cumulative amount of $16,344,616 in lieu of making cash quarterly interest payments, including $3,667,668 during the six months ended June 30, 2014 and $6,751,077 during the year-ended December 31, 2013. This results in an outstanding balance of $65,848,608 at June 30, 2014.

NOTE 4—OIL AND GAS COMMODITY DERIVATIVES

In accordance with the requirements of the Credit Agreement entered into in connection with the Restructuring, the Company entered into hedge agreements in January 2012. All derivative contracts are recorded at fair market value in accordance with FASB ASC 815 and ASC 820 and included in the consolidated balance sheets as assets or liabilities. The Company did not designate derivative instruments as accounting hedges and recognizes gains or losses on the change in fair value of the hedge instruments in current earnings.

For the three and six months ended June 30, 2014 Dune recorded a loss on the derivatives of ($315,617) and ($565,601) composed of an unrealized loss on changes in mark-to-market valuations of ($174,928) and ($382,585) and a realized loss on cash settlements of ($140,689) and ($183,016) respectively.

DUNE ENERGY, INC.

Current Hedge Positions as of June 30, 2014

Crude Trade Details

Instrument	Beginning Date	Ending Date	Floor	Ceiling	Fixed	Total Bbls 2014	Bbl/d	Total Volumes
Collar	07/01/14	12/31/14	$90.00	$99.00		68,000	370	68,000

						68,000	370	68,000

					Days	184
Hedged Daily Production (bbl)						370

Natural Gas Trade Details
Instrument	Beginning Date	Ending Date	Floor	Ceiling	Fixed	Total Mmbtu 2014	Mmbtu/d	Total Volumes
Collar	07/01/14	12/31/14	$3.75	$5.01		252,000	1,370	252,000

						252,000	1,370	252,000

					Days	184
Hedged Daily Production (mmbtu)						1,370

NOTE 5—RESTRICTED STOCK, STOCK OPTIONS AND WARRANTS

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors and consultants. Total stock-based compensation expense including options, warrants and restricted stock was $692,587 and $1,356,032 for the three months and six months ended June 30, 2014 and $656,284 and $1,288,589 for the three and six months ended June 30, 2013, respectively.

Pursuant to a unanimous written consent dated March 5, 2012, the board of directors of the Company authorized the adoption of the Dune Energy, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), to become effective immediately. The 2012 Plan is administered by the Compensation Committee of Dune’s board of directors. Under the 2012 Plan, the Compensation Committee may grant any one or a combination of incentive options, non-qualified stock options, restricted stock, stock appreciation rights and phantom stock awards, as well as purchased stock, bonus stock and other performance awards. The aggregate number of shares of common stock that may be issued or transferred to grantees under the 2012 Plan could not exceed 3,250,000 shares. On April 25, 2013, the Company’s board of directors approved an amendment to the Company’s 2012 Plan. The 2012 Plan amendment provided for an increase of 1,750,000 in the number of authorized shares in the 2012 Plan from 3,250,000 to 5,000,000. This amendment was subsequently approved by Dune’s stockholders.

On April 25, 2014, the non-employee directors voluntarily agreed to return 400,000 stock options granted on March 5, 2012 which were cancelled by the Company.

On June 4, 2014, the board of directors unanimously approved the grant to each of the five non-employee directors of 57,803 deferred stock units (a total of $49,133 worth of deferred stock units per director at a price of $0.85 per share) as recommended by the Compensation Committee. Subject to each director’s continuous service to the Company, the units vest over a two year period with one-third vesting immediately and the remaining two-thirds vesting ratably on the anniversary date in subsequent years. The Company will issue to each director one share of common stock on the settlement date for each vested unit held by the director. The settlement date will be the first to occur of (i) the fifth anniversary of the date of grant and (ii) a Change of Control (as defined in the deferred stock unit agreement). The following table reflects the vesting activity associated with the 2012 Plan, as amended:

Grant Date	Shares Awarded	Shares Canceled	Shares Vested	Shares Unvested
March 5, 2012 stock options	600,000	(400,000)	(200,000)	—
March 5, 2012 stock grants	831,500	(138,330)	(425,560)	267,610
October 1, 2012 stock grants	225,000	—	(75,001)	149,999
December 3, 2012 stock grants	659,933	(4,900)	(218,354)	436,679
February 20, 2013 stock grant	103,978	—	(34,660)	69,318
April 25, 2013 deferred stock units	346,818	—	(250,483)	96,335
December 10, 2013 stock grant	579,996	(25,436)	(5,785)	548,775
December 12, 2013 stock grant	156,695	—	—	156,695
March 7, 2014 stock grant	156,695	—	—	156,695
March 7, 2014 stock grant	1,000,000	—	—	1,000,000
June 4, 2014 deferred stock units	289,015	—	(96,340)	192,675

	4,949,630	(568,666)	(1,306,183)	3,074,781

Common shares available to be awarded at June 30, 2014 are as follows:

Total shares authorized	5,000,000
Total shares issued	(4,949,630)
Total shares canceled	568,666

Total shares available	619,036

NOTE 6—FAIR VALUE MEASUREMENTS

Certain assets and liabilities are reported at fair value on a recurring basis in Dune’s consolidated balance sheet. The following table summarizes the valuation of our investments and financial instruments by FASB ASC 820-10-05 pricing levels as of June 30, 2014:

	Fair Value Measurements at June 30, 2014 Using
	Level 1	Level 2	Level 3	Total
Oil and gas derivative assets	$—	$—	$—	$—
Oil and gas derivative liabilities	—	(375,041)	—	(375,041)

Total	$—	$(375,041)	$—	$(375,041)

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

NOTE 8—REMEDIATION COSTS

In connection with the acquisition of Goldking, the Company inherited a remediation contingency, which after conducting its due diligence and subsequent testing, the Company believes is the responsibility of a third party. However, federal and state regulators have determined Dune is the responsible party for cleanup of this area. Dune has maintained a passive maintenance of this site since it was first discovered after Hurricane Katrina. The Company still believes another party has the primary responsibility for this occurrence but is committed to working with the various state and federal authorities on resolution of this issue. Plans for testing and analysis of various containment products and remediation procedures by third party consultants have been approved and in the third quarter of 2013, the Company recorded a liability of $4,586,000. Costs of $1,587,687 have been incurred through the second quarter of 2014 resulting in a $2,998,313 balance of which $700,313 is included in accrued liabilities and $2,298,000 is included in other long-term liabilities in the consolidated balance sheets at June 30, 2014.

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

As discussed above, we determined that we did not meet the Total Debt to EBITDAX ratio as required by the financial covenants in the Credit Agreement for the four immediately preceding quarters ended June 30, 2014. As a result, we have triggered an event of default under the Credit Agreement, and Bank of Montreal, at the request of the majority Lenders, may terminate the commitments under the Credit Agreement and cause all of our obligations under the Credit Agreement to immediately become due and payable, upon notice to the Company. The event of default is deemed continuing until waived in writing by the Lenders. We have entered into discussions with the Credit Agreement Lenders in hopes of obtaining a favorable resolution to the situation.

As noted in Note 2 to the consolidated financial statements, our current liabilities exceed our current assets by $39.8 million. This is the result of the movement into the current maturity category of our $37.0 million revolving credit loan due upon demand of the Lenders. If we are unable to obtain financing from third parties or otherwise restructure our debt obligations prior to maturity, our ability to fund operations and execute our business plan will be impaired. Consequently, our ability to continue to operate as a going concern in 2014 would be doubtful. These is no assurance that we can raise additional capital from external sources or restructure our Credit Agreement and long-term obligations, the failure of which could cause us to consider other strategic solutions including, among other things, the sale of key assets and/or the material curtailment of operations.

In light of the circumstances mentioned above, our primary focus is cash management and finding a new credit source or securing a sale or merger partner for the Company to solve our liquidity issues. Until these issues are resolved, we will maintain our producing fields in an environmentally safe manner and ensure all production operations comply with local, state and federal regulations.

Additionally, we engaged an investment advisor in April of 2013 to assist us in exploring and evaluating strategic alternatives. To date, our management and our advisor continue to seek and consider various strategic transactions, including a possible sale of some or all of the Company assets or a merger of the Company. However, no assurances can be given that a suitable proposal for the merger or sale of the Company or its assets will be presented; that any transaction will be consummated in the near term or at all; or the terms or structure of any such transaction if consummated. Any such transaction would be subject to approval by our board of directors and depending on the structure of the transaction, by the holders of a majority of our outstanding shares. See our discussion under “Liquidity and Capital Resources” below.

Liquidity and Capital Resources

During the first six months of 2014 compared to the first six months of 2013, net cash flow used in operating activities reflected a decrease of $6.8 million to $4.2 million. This decrease primarily results from a reduction of accounts payable and accrued liabilities of $3.7 million and an increase in prepayments and other assets of $2.7 million.

Our current assets were $15.7 million on June 30, 2014. Cash on hand comprised approximately $6.2 million of this amount. This compared to $3.3 million in cash at December 31, 2013 and $16.2 million at the end of the second quarter of 2013. Accounts payable have decreased from $10.1 million at December 31, 2013 to $7.9 million at June 30, 2014. Accounts payable were $10.4 million at June 30, 2013. This decrease in payables reflects the impact of reduced capital spending in the second quarter of 2014.

Our capital investments and exploration costs year-to-date reflect our limited liquidity in investing in ongoing drilling and facilities upgrade program which amounted to $14.5 million during the first six months of 2014, down from $27.1 million spent during the same period of 2013. The decreased spending reflected efforts to balance our capital program to our liquidity. Drilling operations will be curtailed until the liquidity issues facing the Company are resolved.

Our primary sources of liquidity are cash provided by operating activities, debt financing, sales of non-core properties and access to capital markets. On July 15, 2014, Bank of Montreal notified the Company that Lenders had completed their interim redetermination of the Company’s borrowing base. Such notification provided that, effective as of July 1, 2014, the Company’s borrowing base will be reduced by $2.5 million, and thereafter will be further reduced by $2.5 million on the first business day of each month (each a “Reduction Date”) until October 1, 2014, at which time, the borrowing base will be $37.5 million.

The Total Debt to EBITDAX covenant in our Credit Agreement controls access to the “undrawn” amount of borrowing availability from quarter to quarter and is based on the trailing 12 month total. As a result, any given month within the 12 month calculation period, such as that experienced during the first two months of 2013, will have a lingering impact on future quarterly EBITDAX determinations until those months are no longer included. On June 30, 2014, and thereafter, the ratio of Total Debt to EBITDAX must be less than 4.0 to 1.0. As discussed above, we determined that we did not meet the Total Debt to EBITDAX ratio as required by the financial covenants in the Credit Agreement, and we have triggered an event of default. Bank of Montreal, at the request of the majority Lenders, may terminate the commitments under the Credit Agreement and cause all of our obligations under the Credit Agreement to immediately become due and payable, upon notice to the Company.

We monitor our financial progress very carefully and attempt to adjust our available projects in order to meet all of the covenants of the Credit Agreement. Notwithstanding these efforts, our future revolver availability is also driven by the amount of Notes outstanding, as they are part of the EBITDAX covenant calculation used to determine our borrowing limit under the revolver. As a result of the PIK feature contained in the Notes, the amount outstanding has increased over time and, therefore, continues to put pressure on the EBITDAX covenant and limit borrowing availability. As we are no longer in compliance with the financial covenant of the Credit Agreement, additional borrowings may not permitted, and the outstanding revolver loans may become due and payable upon notice to us by the Bank of Montreal. Absent relief from the Credit Agreement Lenders, the restructuring of a material portion of the Notes or the emergence of a new lender, our ability to meet our obligations in due course is threatened. Management is currently in discussions with all parties and seeking new credit providers or other strategic alternatives in an effort to resolve this liquidity stalemate.

These and other factors raise substantial doubt about our ability to continue as a going concern for the next twelve months. Our liquidity issues may force us to further curtail existing operations, reduce or delay capital expenditures or sell assets to meet our operating and debt service obligations, and we may be forced to take other actions, including a restructuring of our existing indebtedness and capital structure to address our ongoing liquidity issues. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows or other sources of capital sufficient to repay or refinance our indebtedness, continue our operations and fund our long-term capital needs. There can be no assurance that the Company will be able to resolve the default under our Credit Agreement, to engage in a strategic transaction, sell properties or realize enough proceeds from the sale of our properties in order to fund operations or to resolve the Company’s liquidity issues.

Results of Operations

Year-over-year production decreased from 2,396 Mmcfe for the first six months of 2013 to 2,052 Mmcfe for the same six month period of 2014. This decrease was caused by normal reservoir declines and a decrease in production. The following table reflects the decrease in oil and gas sales revenue due to the changes in prices and production volumes:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	% Change	2013	2014	% Change	2013
Oil production volume (Mbbls)	107	-21%	135	205	-12%	232
Oil sales revenue ($000)	$10,962	-22%	$14,075	$20,876	-16%	$24,749
Price per Bbl	$102.45	-2%	$104.26	$101.83	-5%	$106.68
Increase (decrease) in oil sales revenue due to:
Change in production volume ($000)	$(2,919)			$(2,880)
Change in prices ($000)	(194)			(993)

Total decrease in oil sales revenue	$(3,113)			$(3,873)

Gas production volume (Mmcf)	432	-30%	616	824	-18%	1,006
Gas sales revenue ($000)	$2,131	-21%	$2,709	$4,206	1%	$4,156
Price per Mcf	$4.93	12%	$4.40	$5.10	23%	$4.13
Increase (decrease) in gas sales revenue due to:
Change in production volume ($000)	$(810)			$(752)
Change in prices ($000)	232			802

Total decrease in gas sales revenue	$(578)			$50

Total production volume (Mmcfe)	1,072	-25%	1,424	2,052	-14%	2,396
Total revenue ($000)	$13,093	-22%	$16,784	$25,082	-13%	$28,905
Price per Mcfe	$12.21	4%	$11.79	$12.22	1%	$12.06
Decrease in total revenue due to:
Change in production volume ($000)	$(4,150)			$(4,149)
Change in prices ($000)	459			326

Total decrease in total revenue	$(3,691)			$(3,823)

Revenues

Oil and Gas Revenues

Revenues from the quarter ended June 30, 2014 totaled $13.1 million compared to $16.8 million for the quarter ended June 30, 2013 representing a $3.7 million decrease. Production volumes for the quarter ended June 30, 2014 were 107 Mbbls of oil and 0.43 Bcf of natural gas or 1.07 Bcfe. This compares to 135 Mbbls of oil and 0.62 Bcf of natural gas or 1.42 Bcfe for the quarter ended June 30, 2013 representing a 25% decrease in production volumes. In the quarter ended June 30, 2014, the average sales price per barrel of oil was $102.45 and $4.93 per Mcf of natural gas as compared to $104.26 per barrel and $4.40 per Mcf, respectively for the quarter ended June 30, 2013. These results indicate the decrease in revenue is primarily attributable to a 25% decrease in production.

Revenues for the six months ended June 30, 2014 totaled $25.1 million compared to $28.9 million for the six months ended June 30, 2013 representing a $3.8 million decrease. Production volumes for the first six months of 2014 were 205 Mbbls of oil and 0.82 Bcf of natural gas or 2.05 Bcfe. This compares to 232 Mbbls of oil and 1.01 Bcf of natural gas or 2.40 Bcfe for the first six months of 2013 representing a 14% decline in production volumes. In the first six months of 2014, the average sales price per barrel of oil was $101.83 and $5.10 per Mcf of natural gas as compared to $106.68 per barrel and $4.13 per Mcf, respectively for the first six months of 2013. These results indicate that the decrease in revenue is primarily attributable to a 14% decrease in production.

Other revenues

During the first six months of 2013, the Company sold volatile organic compound emission credits to a purchaser for $1.0 million. There were no sales of these credits in 2014.

Operating expenses

Lease operating expense and production taxes

The following table presents the major components of Dune’s lease operating expense (in thousands) for the three and six months ended June 30, 2014 and 2013 on a Mcfe basis:

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
	Total	Per Mcfe	Total	Per Mcfe	Total	Per Mcfe	Total	Per Mcfe
Direct operating expense	$3,955	$3.69	$5,540	$3.89	$7,673	$3.74	$10,645	$4.44
Production taxes	1,330	1.24	1,733	1.22	2,528	1.23	2,930	1.22
Ad valorem taxes	215	0.20	197	0.14	422	0.21	433	0.18
Transportation	283	0.26	299	0.21	559	0.27	594	0.25
Workovers	3	—	79	0.06	118	0.06	107	0.04

	$5,786	$5.39	$7,848	$5.52	$11,300	$5.51	$14,709	$6.13

Lease operating expense and production taxes for the quarter ended June 30, 2014 totaled $5.8 million versus $7.8 million for the same period of 2013. This translated to a 2% decrease quarter-over-quarter on a sales volume basis from $5.52/Mcfe to $5.39/Mcfe.

Lease operating expense and production taxes for the six months ended June 30, 2014 totaled $11.3 million versus $14.7 million for the same period of 2013. This translated into a decrease of $0.62/Mcfe on a volume basis.

Accretion of asset retirement obligation

Accretion expense for asset retirement obligations increased by $0.01 million for the quarter ended June 30, 2014 compared to the same period in 2013. Similarly, accretion expense for the six month period ended June 30, 2014 reflected a $0.3 million increase from the comparable period of 2013. This small increase is the result of reevaluating abandonment costs at year end.

Depletion, depreciation and amortization (DD&A)

For the quarter ended June 30, 2014, the Company recorded DD&A expense of $4.0 million ($3.73/Mcfe) compared to $4.8 million ($3.37/Mcfe) for the quarter ended June 30, 2013 representing a decrease of $0.8 million. Additionally, for the six months ended June 30, 2014, the Company recorded DD&A expense of $6.8 million ($3.32/Mcfe) compared to $8.0 million ($3.34/Mcfe) for the six months ended June 30, 2013 representing a decrease of $1.8 million. This six month decrease reflects the impact of the reduction in production volumes that directly impacts the DD&A calculation.

General and administrative expense (G&A expense)

G&A expense for the quarter ended June 30, 2014 decreased $0.4 million (13%) from the comparable 2013 quarter to $2.7 million. Cash G&A expense for the quarter ended June 30, 2014 decreased $0.5 million (20%) from the comparable 2013 quarter to $2.0 million. This reduction resulted primarily from a reduction in consulting and personnel expense.

For the six months ended June 30, 2014 and 2013, G&A expense decreased $0.4 million (7%) to $5.3 million. Cash G&A expense for the first half of 2014 decreased $0.4 million (9%) from 2013 to $4.0 million. This reduction resulted primarily from a reduction in consulting and personnel expense.

Impairment of oil and gas properties.

During the three and six-months ended June 30, 2014, the Company impaired its oil and gas properties by $29.3 million. This impairment occurred in the Live Oak and North Broussard fields and was primarily the result of removing proved undeveloped reserves, which had been included in our previous reserve reports in excess of five years, from the June 30, 2014 Reserve Report. These opportunities remain available as future drilling projects and will be conducted on an exploratory basis.

There was no impairment of oil and gas properties for the three and six months ended June 30, 2013.

Gain (loss) on settlement of asset retirement obligation liability

A loss on the settlement of asset retirement obligations of $0.8 million was incurred during the three and six months ended June 30, 2014. These amounts result from the acceleration of plugging and abandonment costs that were projected to occur in a future period. There were limited plugging and abandonment projects in 2013 which did not yield a significant gain or loss.

Other income (expense)

Other income

Other income which includes interest income, is minimal as a result of using the Company’s cash balances to support working capital.

Interest expense

Interest expense increased $0.4 million for the quarter ended June 30, 2014 compared to the same quarter ended June 30, 2013 amounting to $2.9 million. Also, interest expense increased $0.6 million for the first six months of 2014 compared to 2013 amounting to $5.6 million. This additional interest expense is the result of larger Note balances due the accretion of the principal.

Gain (loss) on derivative instruments

For the quarters ended June 30, 2014 and June 30, 2013, the Company incurred a gain (loss) on derivatives of ($0.3) million and $0.5 million comprised of an unrealized gain (loss) of ($0.2) million and $0.5 million due to the change in the mark-to-market valuation and a realized gain (loss) of ($0.1) million and $-0- for cash settlements, respectively.

For the six months ended June 30, 2014 and June 30, 2013, the Company incurred a loss on derivatives of ($0.6) million and ($0.3) million comprised of an unrealized loss of ($0.4) million and ($0.3) million due to the change in mark-to-market valuation and a realized gain of ($0.2) million and $-0- for cash settlements, respectively.

Net loss

For the three and six months ended June 30, 2014 net loss increased ($31.9) million and ($31.1 million) from the comparable periods of 2013. This increase primarily reflects the impact of the $29.4 million impairment of oil and gas properties located in the Live Oak and North Broussard fields.

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

At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 3.	Defaults Upon Senior Securities

The Company determined that the Total Debt to EBITDAX ratio for the four immediately preceding quarters ending June 30, 2014 fell short of the required ratio and was 5.28 to 1.0. The Credit Agreement provides that the failure to observe any financial covenant will constitute an event of default, and Bank of Montreal, at the request of the majority Lenders, may terminate the commitments under the Credit Agreement and cause all of the Company’s obligations under the Credit Agreement to immediately become due and payable, upon notice to the Company. The event of default is deemed continuing until waived in writing by the Lenders. As of the date hereof, the Company has not received any such notice from the Lenders under the Credit Agreement.

Item 6.	Exhibits

(a) Exhibits

Exhibit Nos.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-KSB (File No. 001-32497) for the year ended December 31, 2002).

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 7, 2003 (incorporated by reference to Exhibit 3.1.1 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated May 5, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (File No. 001-32497) for the period ended March 31, 2007).

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated June 12, 2007 (incorporated by reference to Exhibit 3.1.3 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 14, 2007 (incorporated by reference to Exhibit 3.1.4 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 1, 2009 (incorporated by reference to Exhibit 3.1.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 1, 2009).

3.1.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 22, 2011 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-32497) filed on December 27, 2011).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K (File No. 001-32497) filed on July 12, 2010).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

Exhibit Nos.	Description

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNE ENERGY, INC.

Date: August 14, 2014	By:	/S/ JAMES A. WATT
	Name:	James A. Watt
	Title:	President and Chief Executive Officer

Date: August 14, 2014	By:	/S/ FRANK T. SMITH, JR.
	Name:	Frank T. Smith, Jr.
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-KSB (File No. 001-32497) for the year ended December 31, 2002).

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 7, 2003 (incorporated by reference to Exhibit 3.1.1 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated May 5, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (File No. 001-32497) for the period ended March 31, 2007).

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated June 12, 2007 (incorporated by reference to Exhibit 3.1.3 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 14, 2007 (incorporated by reference to Exhibit 3.1.4 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 1, 2009 (incorporated by reference to Exhibit 3.1.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 1, 2009).

3.1.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 22, 2011 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-32497) filed on December 27, 2011).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K (File No. 001-32497) filed on July 12, 2010).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith