Form 10-Q
period 2014-09-30
DUNE ENERGY INC
filed 2014-11-14
CIK 1092839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 000-27897

DUNE ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4737507
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

811 LOUISIANA, 811 Louisiana Street, Suite 2300, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 73,149,359 shares of Common Stock, $.001 par value per share, as of November 13, 2014.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Dune Energy, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$4,087,775	$3,251,371
Accounts receivable	6,868,569	7,258,425
Current derivative asset	66,105	7,544
Prepayments and other current assets	1,421,090	1,398,947

Total current assets	12,443,539	11,916,287

Oil and gas properties, using successful efforts accounting—proved	312,743,613	293,745,839
Less accumulated depreciation, depletion, amortization and impairment	(101,441,105)	(61,927,723)

Net oil and gas properties	211,302,508	231,818,116

Property and equipment, net of accumulated depreciation of $290,153 and $227,207	92,990	152,903
Deferred financing costs, net of accumulated amortization of $2,252,034 and $1,586,904	1,187,580	1,835,743
Other assets	4,437,349	3,783,312

	5,717,919	5,771,958

TOTAL ASSETS	$229,463,966	$249,506,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,153,568	$10,139,205
Accrued liabilities	10,280,662	9,895,057
Current maturities on long-term debt (see note 4)	37,728,430	994,895

Total current liabilities	54,162,660	21,029,157
Long-term debt (see note 4)	67,783,825	84,180,940
Other long-term liabilities	22,277,718	21,449,651

Total liabilities	144,224,203	126,659,748

Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 1,000,000 shares authorized, 250,000 shares undesignated, no shares issued and outstanding	—	—
Common stock, $.001 par value, 4,200,000,000 shares authorized, 74,008,952 and 72,644,643 shares issued	74,009	72,645
Treasury stock, at cost (223,760 and 145,270 shares)	(298,154)	(223,821)
Additional paid-in capital	179,726,634	177,832,574
Accumulated deficit	(94,262,726)	(54,834,785)

Total stockholders’ equity	85,239,763	122,846,613

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$229,463,966	$249,506,361

See notes to unaudited consolidated financial statements

Dune Energy, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Revenues:
Oil and gas revenues	$11,038,760	$13,706,257	$36,121,081	$42,611,399
Other revenues	—	—	—	963,150

Total revenues	11,038,760	13,706,257	36,121,081	43,574,549

Operating expenses:
Lease operating expense and production taxes	5,621,961	5,677,034	16,922,272	20,084,684
Accretion of asset retirement obligation	546,684	402,732	1,640,052	1,208,196
Depletion, depreciation and amortization	3,389,895	5,183,118	10,193,900	13,144,822
General and administrative expense	2,495,340	2,924,299	7,804,090	8,641,758
Impairment of oil and gas properties	—	22,250,000	29,351,000	22,250,000
Loss on settlement of asset retirement obligation liability	—	—	761,464	—
Remediation costs	—	4,284,246	—	4,586,000

Total operating expense	12,053,880	40,721,429	66,672,778	69,915,460

Operating loss	(1,015,120)	(27,015,172)	(30,551,697)	(26,340,911)

Other income (expense):
Other income	202	82	10,695	774
Interest expense	(3,123,462)	(2,541,193)	(8,721,936)	(7,460,381)
Gain (loss) on derivative instruments	400,598	(809,439)	(165,003)	(1,116,741)

Total other income (expense)	(2,722,662)	(3,350,550)	(8,876,244)	(8,576,348)

Net loss	$(3,737,782)	$(30,365,722)	$(39,427,941)	$(34,917,259)

Net loss per share:
Basic and diluted	$(0.05)	$(0.42)	$(0.54)	$(0.54)
Weighted average shares outstanding:
Basic and diluted	74,008,952	71,907,952	73,595,356	64,779,930

See notes to unaudited consolidated financial statements

Dune Energy, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,427,941)	$(34,917,259)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	10,193,900	13,144,822
Amortization of deferred financing costs	665,130	604,018
Stock-based compensation	1,895,424	1,763,135
Loss on settlement of asset retirement obligation liability	761,464	—
Accretion of asset retirement obligation	1,640,052	1,208,196
Impairment of oil and gas properties	29,351,000	22,250,000
Remediation costs	—	4,586,000
Unrealized loss (gain) on derivative instruments	(58,561)	1,088,427
Changes in:
Accounts receivable	421,284	(2,223,214)
Prepayments and other assets	1,799,782	4,768,845
Payments made to settle asset retirement obligations	(330,985)	(196,314)
Accounts payable and accrued liabilities	760,389	9,266,089

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,670,938	21,342,745

CASH FLOWS FROM INVESTING ACTIVITIES
Cash investment in proved and unproved properties	(18,997,774)	(40,435,570)
Purchase of furniture and fixtures	(3,033)	(146,963)
Increase in other assets	(654,037)	(983,647)

NET CASH USED IN INVESTING ACTIVITIES	(19,654,844)	(41,566,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt	15,000,000	—
Purchase of treasury stock	(74,333)	—
Payments on short-term debt	(2,088,390)	(1,623,541)
Increase in long-term debt issuance costs	(16,967)	(116,617)
Proceeds from sale of common stock	—	20,000,000
Common stock issuance costs	—	(233,516)
Payments on long-term debt	—	(19,000,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	12,820,310	(973,674)

NET CHANGE IN CASH BALANCE	836,404	(21,197,109)
Cash balance at beginning of period	3,251,371	22,793,916

Cash balance at end of period	$4,087,775	$1,596,807

SUPPLEMENTAL DISCLOSURES
Interest paid	$2,457,468	$1,837,444
Income taxes paid	—	—
NON-CASH INVESTING AND FINANCIAL DISCLOSURES
Accrued interest converted to long-term debt	$5,602,886	$4,994,572
Prepaid insurance financed with debt	1,821,925	—
Revision to asset retirement obligation	—	4,820,851

See notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—AGREEMENT AND PLAN OF MERGER

On September 17, 2014, Dune Energy, Inc., a Delaware corporation (“Dune” or the “Company”), Eos Petro, Inc. (“Eos”) and Eos Merger Sub, Inc., a wholly owned subsidiary of Eos (“Merger Subsidiary”), entered into an Agreement and Plan of Merger dated September 17, 2014 (the “Merger Agreement”), pursuant to which Merger Subsidiary commenced a cash tender offer on October 9, 2014 for all of the outstanding shares of the Company’s common stock for $0.30 per share in cash (the “Tender Offer”). Pursuant to the terms of the Merger Agreement, Eos and Merger Subsidiary shall also provide the Company with sufficient funds to pay in full and discharge all of the Company’s outstanding indebtedness and shall assume liability for all of the Company’s trade debt, as well as fees and expenses related to the Merger Agreement and the transactions contemplated therein.

The initial expiration date for the Tender Offer was 12:00 midnight, New York City time, on November 6, 2014, which has been extended to 12:00 midnight, New York City time, on November 20, 2014 pursuant to an amendment to the Merger Agreement entered into by the parties on November 6, 2014, and is subject to further extension in certain circumstances as required or permitted by the Merger Agreement and applicable law. Either party may terminate the Merger Agreement if the Offer is not consummated on or before December 31, 2014, subject to certain restrictions set forth in the Merger Agreement.

Following the completion of the Tender Offer, the parties will complete a second-step merger in which any remaining shares of the Company will be converted into the right to receive the same price per share paid in the Tender Offer (the “Merger”). The Tender Offer is subject to customary closing conditions, including valid tender of shares representing at least a majority of Dune’s then outstanding shares on a fully diluted basis.

NOTE 2—ACCOUNTING POLICIES AND BASIS OF PRESENTATION.

The Company is an independent energy company that was formed in 1998. Since May 2004, Dune has been engaged in the exploration, development, acquisition and exploitation of crude oil and natural gas properties. Dune sells its oil and gas production primarily to domestic pipelines and refineries. The Company’s operations are presently focused in the states of Texas and Louisiana.

Dune prepared these financial statements according to the instructions for Form 10-Q. Therefore, the financial statements do not include all disclosures required by generally accepted accounting principles in the United States. However, Dune has recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments made are normal and recurring. The following notes describe only the material changes in accounting policies, account details or financial statement notes during the first nine months of 2014. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013. The income statement for the nine months ended September 30, 2014 cannot necessarily be used to project results for the full year.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

Revenue recognition

Dune records oil and gas revenues following the entitlement method of accounting for production in which any excess amount received above Dune’s share is treated as a liability. If less than Dune’s share is received, the underproduction is recorded as an asset. Dune did not have an imbalance position in terms of volumes or values at September 30, 2014. Additionally, Dune records the sale of emission credits as other revenue in the period they are sold.

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

During the nine months ended September 30, 2014, the Company impaired its oil and gas properties by $29,351,000, which is reflected in the accompanying consolidated financial statements. This impairment occurred in the Live Oak and North Broussard fields and was primarily the result of removing proved undeveloped reserves, which had been included in our previous reserve reports in excess of five years, from the June 30, 2014 Reserve Report. These opportunities remain available as future drilling projects which will be conducted on an exploratory basis.

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

NOTE 3—LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming Dune will continue as a going concern. At September 30, 2014, Dune’s cash balance was $4.1 million while the Company also registered a net loss of $39.4 million for the first nine months of fiscal year 2014. In addition, as of September 30, 2014, Dune has negative working capital of $41.7 million resulting from the $37 million revolving credit loan being classified as a current liability. Management is and will continue to strive to raise additional capital and/or restructure its debt obligations. However, should these efforts prove unsuccessful or the merger with EOS fail to materialize, Dune’s ability to continue to operate as a going concern in 2014 would be substantially in doubt.

NOTE 4—DEBT FINANCING

Long-term debt consists of:

	September 30, 2014	December 31, 2013
Revolving credit loan	$37,000,000	$22,000,000
Insurance note payable	728,430	994,895
Floating Rate Senior Secured Notes due 2016	67,783,825	62,180,940

Total long-term debt	105,512,255	85,175,835
Less: current maturities	(37,728,430)	(994,895)

Long-term debt, net of current maturities	$67,783,825	$84,180,940

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

The Credit Agreement will mature on December 22, 2015. The Lenders have committed to provide up to $200 million of loans and up to $10 million of letters of credit, provided that the sum of the outstanding loans and the face amount of the outstanding letters of credit cannot exceed $200 million at any time and further provided that the availability of loans under the New Credit Agreement will be limited by a borrowing base (initially set at $63 million, reduced to $50 million as of May 1, 2012, reduced to $47.5 million as of December 17, 2013 and further reduced to $40 million as of September 30, 2014) in effect from time to time, which is determined by the Lenders at their discretion based upon their evaluation of the Company’s oil and gas properties. The principal balance of the loans may be prepaid at any time, in whole or in part, without premium or penalty, except for losses incurred by the Lenders as a consequence of such prepayment. Amounts repaid under the Credit Agreement may be reborrowed.

There were no borrowings in the third quarter of 2014. Borrowings under the Credit Agreement equaled $37 million and $2 million of letters of credit as of September 30, 2014.

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

On May 3, 2013, the parties entered into the Second Amendment to the Credit Agreement. The Second Amendment to the Credit Agreement provided that the Company will not, as of the last day of the fiscal quarter ending March 31, 2013 permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 5.0 to 1.0. It further provided that the Company will not, as of the last day of the fiscal quarter ending June 30, 2013 permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 4.5 to 1.0. On September 30, 2013, and thereafter, the Company will not, as of the last day of the fiscal quarter, permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 4.0 to 1.0. An amendment fee of $100,000 was paid for this change.

On December 17, 2013, the parties entered into the Third Amendment to the Credit Agreement. The Third Amendment to the Credit Agreement provided that (i) the Company will not, as of the last day of the fiscal quarter ending December 31, 2013 permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 5.0 to 1.0 and (ii) the Company will not, as of the last day of the fiscal quarter ending March 31, 2014 permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 5.0 to 1.0. On June 30, 2014, and thereafter, the Company will not, as of the last day of the fiscal quarter, permit its ratio of Total Debt as of such day to EBITDAX for the immediately preceding four fiscal quarters ending on such day to be greater than 4.0 to 1.0. In addition, the Amendment included a “change of management” provision that specifies that should either our chief executive officer, James A. Watt or our chief financial officer, Frank T. Smith, Jr. die, become incompetent or disabled for 120 consecutive days or cease to be active in the Company’s affairs, an Event of Default (as such term is defined in the Credit Agreement) shall be deemed to have occurred unless Mr. Watt or Mr. Smith is replaced within 120 days by an individual acceptable to the administrative agent. An amendment fee of $95,000 was paid for this change.

On September 30, 2014, the parties entered into a Forbearance Agreement and Fourth Amendment to the Credit Agreement. As previously reported, the Company was in default of the Credit Agreement at the end of the second quarter of 2014 because the Total Debt to EBITDAX was 5.28 to 1.0, which fell short of the required ratio of 4.0 to 1.0. This default led to concerns as to whether the Company could continue as a going concern. Under the terms of the Fourth Amendment, the creditors agreed to a borrowing base availability at $40 million and to a limited forbearance from exercising their rights pursuant to the event of default, as well as any current ratio covenant defaults as of September 30, 2014, until the earlier to occur of December 31, 2014 or the closing or termination of the Merger Agreement; provided that the Company does not incur any additional Defaults, as defined in the Credit Agreement. The amendment also added a covenant requiring the Company to maintain as of September 30, 2014, a ratio of total Revolving Credit Exposures (as such term is defined in the Credit Agreement) as of such day to EBITDAX for the most recent four consecutive quarters ending on such day of not greater than 2.5 to 1.0. As of September 30, 2014, this ratio was 2.17 to 1.0 and Dune was in compliance.

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

Interest on the Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on March 15, 2012. Subject to applicable law, interest accrues on the Notes at a variable rate per annum equal to 13% plus the greater of 1.5% and Three-Month LIBOR, determined as of two London banking days prior to the original issue date and reset quarterly on each interest payment date. Such interest consists of (a) a mandatory cash interest component (that shall accrue at a fixed rate of 3% per annum and be payable solely in cash) and (b) a component that shall accrue at a variable rate and be payable in either cash or by accretion of principal. The Company has elected to increase the aggregate principal amount of the Notes by a cumulative amount of $18,279,833 in lieu of making cash quarterly interest payments, including $5,602,886 during the nine months ended September 30, 2014 and $6,751,077 during the year-ended December 31, 2013. This results in an outstanding balance of $67,783,825 at September 30, 2014.

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

For the three and nine months ended September 30, 2014, Dune recorded a gain(loss) on the derivatives of $400,598 and ($165,003) composed of an unrealized gain on changes in mark-to-market valuations of $441,146 and $58,561 and a realized loss on cash settlements of ($40,548) and ($223,564) respectively.

DUNE ENERGY, INC.

Current Hedge Positions as of September 30, 2014

Crude Trade Details

Instrument	Beginning Date	Ending Date	Floor	Ceiling	Fixed	Total Bbls 2014	Bbl/ d	Total Volumes
Collar	10/01/14	12/31/14	$90.00	$99.00		33,000	359	33,000

						33,000	359	33,000

					Days	92
Hedged Daily Production (bbl)						359

Natural Gas Trade Details

Instrument	Beginning Date	Ending Date	Floor	Ceiling	Fixed	Total Mmbtu 2014	Mmbtu/d	Total Volumes
Collar	10/01/14	12/31/14	$3.75	$5.01		99,000	1,076	99,000

						99,000	1,076	99,000

					Days	92
Hedged Daily Production (mmbtu)						1,076

NOTE 6—RESTRICTED STOCK, STOCK OPTIONS AND WARRANTS

The Company utilizes restricted stock, stock options and warrants to compensate employees, officers, directors and consultants. Total stock-based compensation expense including options, warrants and restricted stock was $539,392 and $1,895,424 for the three months and nine months ended September 30, 2014 and $474,546 and $1,763,135 for the three and nine months ended September 30, 2013, respectively.

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

The following table reflects the vesting activity associated with the 2012 Plan, as amended, as of September 30, 2014:

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

Common shares available to be awarded at September 30, 2014 are as follows:

Total shares authorized	5,000,000
Total shares issued	(4,949,630)
Total shares canceled	568,666

Total shares available	619,036

NOTE 7—FAIR VALUE MEASUREMENTS

Certain assets and liabilities are reported at fair value on a recurring basis in Dune’s consolidated balance sheet. The following table summarizes the valuation of our investments and financial instruments by FASB ASC 820-10-05 pricing levels as of September 30, 2014:

	Fair Value Measurements at September 30, 2014 Using
	Level 1	Level 2	Level 3	Total
Oil and gas derivative assets	$—	$66,105	$—	$66,105
Oil and gas derivative liabilities	—	—	—	—

Total	$—	$66,105	$—	$66,105

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

NOTE 9—REMEDIATION COSTS

In connection with the acquisition of Goldking, the Company inherited a remediation contingency, which after conducting its due diligence and subsequent testing, the Company believes is the responsibility of a third party. However, federal and state regulators have determined Dune is the responsible party for cleanup of this area. Dune has maintained a passive maintenance of this site since it was first discovered after Hurricane Katrina. The Company still believes another party has the primary responsibility for this occurrence but is committed to working with the various state and federal authorities on resolution of this issue. Plans for testing and analysis of various containment products and remediation procedures by third party consultants have been approved and in the third quarter of 2013, the Company recorded a liability of $4,586,000. Costs of $1,674,052 have been incurred through the third quarter of 2014 resulting in a $2,911,948 balance of which $613,948 is included in accrued liabilities and $2,298,000 is included in other long-term liabilities in the consolidated balance sheets at September 30, 2014.

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

As noted in Note 3 to the consolidated financial statements, our current liabilities exceed our current assets by $41.7 million. This is the result of the movement into the current maturity category of our $37 million revolving credit loan. If we are unable to obtain financing from third parties or otherwise restructure our debt obligations prior to maturity, our ability to fund operations and execute our business plan will be impaired. Consequently, our ability to continue to operate as a going concern in 2014 would be doubtful. There is no assurance that we can raise additional capital from external sources or restructure our Credit Agreement and long-term obligations.

In light of the circumstances mentioned above, our primary focus is cash management and finding a new credit source or securing a sale or merger partner for the Company to solve our liquidity issues. Until these issues are resolved, we will maintain our producing fields in an environmentally safe manner and ensure all production operations comply with local, state and federal regulations.

On September 17, 2014, we entered into the Merger Agreement with Eos and Merger Subsidiary pursuant to which Merger Subsidiary commenced the Tender Offer on October 9, 2014 for all of the outstanding shares of the Company’s common stock for $0.30 per share in cash. Pursuant to the terms of the Merger Agreement, Eos and Merger Subsidiary shall also provide us with sufficient funds to pay in full and discharge all of our outstanding indebtedness and shall assume liability for all of our trade debt, as well as fees and expenses related to the Merger Agreement and the transactions contemplated therein.

The initial expiration date for the Tender Offer was 12:00 midnight, New York City time, on November 6, 2014, which has been extended to 12:00 midnight, New York City time, on November 20, 2014 pursuant to an amendment to the Merger Agreement entered into by the parties on November 6, 2014, and is subject to further extension in certain circumstances as required or permitted by the Merger Agreement and applicable law. Either party may terminate the Merger Agreement if the Offer is not consummated on or before December 31, 2014, subject to certain restrictions set forth in the Merger Agreement. Following the completion of the Tender Offer, the parties will complete the Merger in which any remaining shares of the Company will be converted into the right to receive the same price per share paid in the Tender Offer. The Tender Offer is subject to customary closing conditions, including valid tender of shares representing at least a majority of Dune’s then outstanding shares on a fully diluted basis.

No assurances can be given that the Merger will be successfully consummated. Furthermore, should the Merger fail to be completed, there can be no assurance that a suitable alternative proposal for the merger or sale of the Company or its assets will be presented; that any transaction will be consummated in the near term or at all; or the terms or structure of any such transaction if consummated. Any such transactions would be subject to approval by our board of directors and depending on the structure of the transaction, by the holders of a majority of our outstanding shares. See our discussion under “Liquidity and Capital Resources” below.

Liquidity and Capital Resources

During the first nine months of 2014 compared to the first nine months of 2013, net cash flow used in operating activities reflected a decrease of $13.6 million to $7.7 million. This decrease primarily results from a fluctuation in accounts payable and accrued liabilities between periods.

Our current assets were $12.4 million on September 30, 2014. Cash on hand comprised approximately $4.1 million of this amount. This compared to $3.3 million in cash at December 31, 2013 and $1.6 million at the end of the third quarter of 2013. Accounts payable have decreased from $10.1 million at December 31, 2013 to $6.2 million at September 30, 2014. Accounts payable were $15.9 million at September 30, 2013. This decrease in payables reflects the impact of reduced capital spending in the third quarter of 2014.

Our capital investments and exploration costs year-to-date reflect our limited liquidity in investing in ongoing drilling and facilities upgrade program which amounted to $19.0 million during the first nine months of 2014, down from $40.4 million spent during the same period of 2013. The decreased spending reflected efforts to balance our capital program to our liquidity. Drilling operations will be curtailed until the liquidity issues facing the Company are resolved.

Our primary sources of liquidity are cash provided by operating activities, debt financing, sales of non-core properties and access to capital markets. As previously discussed, the Company is now subject to a Forbearance Agreement and Fourth Amendment to the Credit Agreement. Under the terms of this agreement, we have a borrowing base set at $40 million. Pursuant to the terms of the agreement, so long as we remain in compliance with the terms of the agreement, Dune has $1 million of borrowing capacity available. Nevertheless, this will not provide sufficient liquidity to continue normal operations absent a longer-term solution prior to the end of the forbearance period.

These and other factors raise substantial doubt about our ability to continue as a going concern beyond December 31, 2014 should the Merger with Eos not occur. Our liquidity issues may force us to further curtail existing operations, reduce or delay capital expenditures or sell assets to meet our operating and debt service obligations, and we may be forced to take other actions, including a restructuring of our existing indebtedness and capital structure to address our ongoing liquidity issues. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows or other sources of capital sufficient to repay or refinance our indebtedness, continue our operations and fund our long-term capital needs. There can be no assurance that the Company will be able to remain in compliance with the Credit Agreement beyond December 31, 2014, to consummate the Merger with Eos or an alternative strategic transaction, sell properties or realize enough proceeds from the sale of our properties in order to fund operations or to resolve the Company’s liquidity issues.

Results of Operations

Year-over-year production decreased from 3,526 Mmcfe for the first nine months of 2013 to 3,025 Mmcfe for the same nine month period of 2014. This decrease was caused by normal reservoir declines and a decrease in production. The following table reflects the decrease in oil and gas sales revenue due to the changes in prices and production volumes:

	Three Months Ended September 30			Nine Months Ended September 30
	2014	% Change	2013	2014	% Change	2013
Oil production volume (Mbbls)	95	-13%	109	300	-12%	341
Oil sales revenue ($000)	$9,354	-21%	$11,911	$30,230	-18%	$36,660
Price per Bbl	$98.46	-10%	$109.28	$100.77	-6%	$107.51
Decrease in oil sales revenue due to:
Change in production volume	$(1,530)			$(4,408)
Change in prices	(1,027)			(2,022)

Total decrease in oil sales revenue	$(2,557)			$(6,430)

Gas production volume (Mmcf)	402	-16%	476	1,226	-17%	1,483
Gas sales revenue ($000)	$1,685	-6%	$1,795	$5,891	-1%	$5,951
Price per Mcf	$4.19	11%	$3.77	$4.81	20%	$4.01
Increase (decrease) in gas sales revenue due to:
Change in production volume	$(279)			$(1,031)
Change in prices	169			971

Total decrease in gas sales revenue	$(110)			$(60)

Total production volume (Mmcfe)	973	-14%	1,130	3,025	-14%	3,526
Total revenue ($000)	$11,039	-19%	$13,706	$36,121	-15%	$42,611
Price per Mcfe	$11.35	-6%	$12.13	$11.94	-1%	$12.08
Decrease in total revenue due to:
Change in production volume	$(1,904)			$(6,052)
Change in prices	(763)			(438)

Total decrease in total revenue	$(2,667)			$(6,490)

Revenues

Oil and Gas Revenues

Revenues from the quarter ended September 30, 2014 totaled $11.0 million compared to $13.7 million for the quarter ended September 30, 2013 representing a $2.7 million decrease. Production volumes for the quarter ended September 30, 2014 were 95 Mbbls of oil and 0.40 Bcf of natural gas or 0.97 Bcfe. This compares to 109 Mbbls of oil and 0.48 Bcf of natural gas or 1.13 Bcfe for the quarter ended September 30, 2013 representing a 14% decrease in production volumes. In the quarter ended September 30, 2014, the average sales price per barrel of oil was $98.46 and $4.19 per Mcf of natural gas as compared to $109.28 per barrel and $3.77 per Mcf, respectively for the quarter ended September 30, 2013. These results indicate the decrease in revenue is attributable to a 14% decrease in production and a 6% decrease in prices.

Revenues for the nine months ended September 30, 2014 totaled $36.1 million compared to $42.6 million for the nine months ended September 30, 2013 representing a $6.5 million decrease. Production volumes for the first nine months of 2014 were 300 Mbbls of oil and 1.23 Bcf of natural gas or 3.03 Bcfe. This compares to 341 Mbbls of oil and 1.48 Bcf of natural gas or 3.53 Bcfe for the first nine months of 2013 representing a 14% decline in production volumes. In the first nine months of 2014, the average sales price per barrel of oil was

$100.77 and $4.81 per Mcf of natural gas as compared to $107.51 per barrel and $4.01 per Mcf, respectively for the first nine months of 2013. These results indicate that the decrease in revenue is primarily attributable to a 14% decrease in production.

Other revenues

During the first nine months of 2013, the Company sold volatile organic compound emission credits to a purchaser for $1.0 million. There were no sales of these credits in 2014.

Operating expenses

Lease operating expense and production taxes

The following table presents the major components of Dune’s lease operating expense (in thousands) for the three and nine months ended September 30, 2014 and 2013 on a Mcfe basis:

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
	Total	Per Mcfe	Total	Per Mcfe	Total	Per Mcfe	Total	Per Mcfe
Direct operating expense	$3,973	$4.08	$3,731	$3.30	$11,646	$3.85	$14,074	$3.99
Production taxes	1,157	1.19	1,434	1.27	3,685	1.22	4,364	1.24
Ad valorem taxes	202	0.21	177	0.16	624	0.21	611	0.17
Transportation	277	0.28	285	0.25	836	0.28	880	0.25
Workovers	13	0.01	50	0.04	131	0.04	156	0.04

	$5,622	$5.77	$5,677	$5.02	$16,922	$5.60	$20,085	$5.69

Lease operating expense and production taxes for the quarter ended September 30, 2014 totaled $5.6 million versus $5.7 million for the same period of 2013. This translated to a slight decrease quarter-over-quarter on a sales volume basis from $5.02/Mcfe to $5.77/Mcfe.

Lease operating expense and production taxes for the nine months ended September 30, 2014 totaled $16.9 million versus $20.1 million for the same period of 2013. This translated into a decrease of $0.09/Mcfe on a volume basis.

Accretion of asset retirement obligation

Accretion expense for asset retirement obligations increased by $0.1 million for the quarter ended September 30, 2014 compared to the same period in 2013. Similarly, accretion expense for the nine month period ended September 30, 2014 reflected a $0.4 million increase from the comparable period of 2013. This small increase is the result of reevaluating abandonment costs at year end.

Depletion, depreciation and amortization (DD&A)

For the quarter ended September 30, 2014, the Company recorded DD&A expense of $3.4 million ($3.48/Mcfe) compared to $5.2 million ($4.59/Mcfe) for the quarter ended September 30, 2013 representing a decrease of $1.8 million. Additionally, for the nine months ended September 30, 2014, the Company recorded DD&A expense of $10.1 million ($3.37/Mcfe) compared to $13.1 million ($3.73/Mcfe) for the nine months ended September 30, 2013 representing a decrease of $3.0 million. This nine month decrease reflects the impact of the reduction in production volumes that directly impacts the DD&A calculation.

General and administrative expense (G&A expense)

G&A expense for the quarter ended September 30, 2014 decreased $0.4 million (14%) from the comparable 2013 quarter to $2.5 million. Cash G&A expense for the quarter ended September 30, 2014 decreased $0.5 million (20%) from the comparable 2013 quarter to $2.0 million. This reduction resulted primarily from a reduction in consulting and personnel expense.

For the nine months ended September 30, 2014 and 2013, G&A expense decreased $0.8 million (9%) to $7.8 million. Cash G&A expense for the first nine months of 2014 decreased $1.0 million (14%) from 2013 to $5.9 million. This reduction resulted primarily from a reduction in consulting and personnel expense.

Impairment of oil and gas properties.

For the quarter ended September 30, 2014, the Company recorded no impairment of oil and gas properties compared to $22.3 million in the comparable quarter of 2013. This impairment primarily resulted from the impact of lower expected future oil prices on the economic life of the Garden Island Bay field proved reserves. The application of this non-cash accounting assessment was triggered by the publication of the mid-year, Degolyer and MacNaughton Reserve Report and the backwardation of the published strip price of WTI oil on the effective date of the report.

During the nine months ended September 30, 2014, the Company impaired its oil and gas properties by $29.3 million. The 2014 impairment occurred in the Live Oak and North Broussard fields and was primarily the result of removing proved undeveloped reserves, which had been included in our previous reserve reports in excess of five years, from the June 30, 2014 Reserve Report. These opportunities remain available as future drilling projects and will be conducted on an exploratory basis. The impairment for the nine months ended September 30, 2013 of $22.3 million is described above.

Gain (loss) on settlement of asset retirement obligation liability

A loss on the settlement of asset retirement obligations of $0.8 million was incurred during the nine months ended September 30, 2014. These amounts result from the acceleration of plugging and abandonment costs that were projected to occur in a future period. There were limited plugging and abandonment projects in 2013 which did not yield a significant gain or loss.

Other income (expense)

Other income

Other income which includes interest income, is minimal as a result of using the Company’s cash balances to support working capital.

Interest expense

Interest expense increased $0.6 million for the quarter ended September 30, 2014 compared to the same quarter ended September 30, 2013 amounting to $3.1 million. Also, interest expense increased $1.2 million for the first nine months of 2014 compared to 2013 amounting to $8.7 million. This additional interest expense is the result of larger Note balances due the accretion of the principal.

Gain (loss) on derivative instruments

For the quarters ended September 30, 2014 and September 30, 2013, the Company incurred a gain (loss) on derivatives of $0.4 million and ($0.8) million comprised of an unrealized gain (loss) of $0.5 million and ($0.8) million due to the change in the mark-to-market valuation and a realized gain (loss) of ($0.1) million and $-0- for cash settlements, respectively.

For the nine months ended September 30, 2014 and September 30, 2013, the Company incurred a loss on derivatives of ($0.2) million and ($1.1) million comprised of an unrealized loss of ($0.3) million and ($1.1) million due to the change in mark-to-market valuation and a realized gain of $0.1 million and $-0- for cash settlements, respectively.

Net loss

For the quarter ended September 30, 2014, net loss decreased ($26.6) million from the comparable quarter of 2013. This decrease primarily reflects the impact of the $22.3 million impairment on the Garden Island Bay field and remediation costs of $4.5 million associated with the Garden Island Bay Area of Containment in 2013.

For the nine months ended September 30, 2014, net loss increased ($4.5) million from the comparable 2013 period. This increase primarily reflects the impact of an additional ($7.1) million impairment of oil and gas properties and decrease of revenues of ($7.4) million offset by reduction of lease operating expense and production taxes of $3.2 million, reduction of DD&A of $2.2 million and decrease in remediation costs of $4.5 million.

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

At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DUNE ENERGY, INC.

Date: November 14, 2014	By:	/S/ JAMES A. WATT
	Name:	James A. Watt
	Title:	President and Chief Executive Officer

Date: November 14, 2014	By:	/S/ FRANK T. SMITH, JR.
	Name:	Frank T. Smith, Jr.
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-KSB (File No. 001-32497) for the year ended December 31, 2002).

3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 7, 2003 (incorporated by reference to Exhibit 3.1.1 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).

3.1.2	Certificate of Amendment of Certificate of Incorporation, dated May 5, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (File No. 001-32497) for the period ended March 31, 2007).

3.1.3	Certificate of Amendment of Certificate of Incorporation, dated June 12, 2007 (incorporated by reference to Exhibit 3.1.3 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).

3.1.4	Certificate of Amendment of Certificate of Incorporation, dated December 14, 2007 (incorporated by reference to Exhibit 3.1.4 to the Registrant’s Form 10-K (File No. 001-32497) for the year ended December 31, 2010).

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 1, 2009 (incorporated by reference to Exhibit 3.1.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32497) filed on December 1, 2009).

3.1.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated December 22, 2011 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-32497) filed on December 27, 2011).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K (File No. 001-32497) filed on July 12, 2010).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith